Form 10-K
period 2009-06-30
GLOBE SPECIALTY METALS INC
filed 2009-10-05
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-34420
Globe Specialty Metals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2055624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Penn Plaza
250 West 34th Street, Suite 2514
New York, NY 10119
(Address of principal executive offices, including zip code)

(212) 798-8100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $0.0001 par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of December 31, 2008 the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any domestic exchange or over-the-counter market. The registrant’s common stock began trading on the NASDAQ Global Select Market on July 30, 2009. As of August 31, 2009, the aggregate market value of the registrant’s common stock held by nonaffiliates was approximately $500 million.

As of August 31, 2009, the registrant had 72,544,254 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Globe Specialty Metals, Inc.

		Page
		No.

PART I
Special Note Regarding Forward-Looking Statements		1
1	Business	2
1A	Risk Factors	11
1B	Unresolved Staff Comments	21
2	Properties	21
3	Legal Proceedings	21
4	Submission of Matters to a Vote of Security Holders	22

PART II
5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
6	Selected Financial Data	24
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
7A	Quantitative and Qualitative Disclosures About Market Risk	46
8	Financial Statements and Supplementary Data	49
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	50
9A	Controls and Procedures	50
9B	Other Information	50

PART III
10	Directors, Executive Officers and Corporate Governance	51
11	Executive Compensation	55
12	Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters	70
13	Certain Relationships and Related Transactions, and Director Independence	73
14	Principal Accountant Fees and Services	74

PART IV
15	Exhibits and Financial Statement Schedules	75
	Signatures	77

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about:

•	the anticipated benefits and risks associated with our business strategy;

•	our future operating results and the future value of our common stock;

•	the anticipated size or trends of the markets in which we compete and the anticipated competition in those markets;

•	our ability to attract customers in a cost-efficient manner;

•	our ability to attract and retain qualified management personnel;

•	our future capital requirements and our ability to satisfy our capital needs;

•	the potential for additional issuances of our securities; and

•	the possibility of future acquisitions of businesses or assets.

Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, but not limited to:

•	the historic cyclicality of the metals industry and the attendant swings in market price and demand;

•	increases in energy costs and the effect on our cost of production;

•	disruptions in the supply of power;

•	availability of raw materials or transportation;

•	cost of raw material inputs and our ability to pass along those costs to customers;

•	the concentration of our sales to a limited number of customers and the potential loss of a portion of sales to those customers;

•	changes in laws protecting U.S. companies from foreign competition;

•	integration and development of prior and future acquisitions; and

•	other risks described from time to time in our filings with the United States Securities and Exchange Commission (SEC), including the risks discussed under the heading “Risk Factors” in this Annual Report.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date the statements are made. You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Item 1.	Business

Overview

We are one of the world’s largest and most efficient producers of silicon metal and silicon-based alloys, with approximately 156,400 metric tons (MT) of silicon metal capacity and 72,800 MT of silicon-based alloys capacity. Silicon metal, our principal product, is used as a primary raw material in making silicone compounds, aluminum and polysilicon. Our silicon-based alloys are used as raw materials in making steel and ductile iron. We control the supply of most of our raw materials and we capture, recycle and sell most of the by-products generated in our production processes.

Our products are currently produced in four principal operating facilities located in the United States, Brazil and Argentina. Additionally, we operate facilities in Poland and China. Our flexible manufacturing capabilities allow us to optimize production and focus on products that enhance profitability. We also benefit from the lowest average operating costs of any large Western World producer, according to CRU International Limited (CRU), a leading metals industry consultant. CRU defines “Western World” as all countries supplying or consuming silicon metal with the exception of China and the former republics of the Soviet Union, including Russia.

The global recession, which led our customers to make significant production cutbacks and facilitated destocking, as well as increased imports of ferrosilicon alloys, caused our volumes to decline by as much as 45 percent during the fiscal year ended June 30, 2009. We were able to remain profitable (excluding goodwill and intangible asset impairment charges) throughout fiscal 2009 by idling excess capacity, reducing our workforce, reducing raw material and production costs and curtailing selling, general and administrative expenses. Overall customer demand began to increase in the fourth quarter of fiscal 2009 and continues to improve. As a result, we were able to restart certain idled furnaces in the United States, Brazil and Argentina, and we expect to reopen our Niagara Falls facility in the second quarter of fiscal 2010, which will expand our silicon metal capacity by 30,000 MT.

Business segments

Globe Metallurgical, Inc. (GMI)

GMI currently operates two production facilities in the United States located in Beverly, Ohio and Alloy, West Virginia, as well as currently idle production facilities in Selma, Alabama and Niagara Falls, New York. In addition, through GMI, we operate a quartzite mine in Billingsley, Alabama. The Selma, Alabama production facility was idled in April 2009 in response to the recent decline in demand. This production facility could be quickly re-opened with minimal expense.

Globe Metais Industria e Comercio S.A. (Globe Metais)

Globe Metais operates a production facility in Breu Branco, Para, Brazil. Globe Metais has a number of leased quartzite mining operations. Additionally, Globe Metais has forest reserves in Breu Branco that provide the wood necessary for woodchips and charcoal, both of which are important inputs in our production process.

Globe Metales S.A. (Globe Metales)

Globe Metales operates a production facility in Mendoza, Argentina and a cored-wire fabrication facility in San Luis, Argentina. Globe Metales specializes in producing silicon-based alloy products, either in lump form or in cored-wire, a delivery method preferred by some manufacturers of steel, ductile iron, machine and auto parts and industrial pipe.

Solsil, Inc. (Solsil)

Solsil is continuing to develop its technology to produce upgraded metallurgical silicon (UMG) manufactured through a proprietary metallurgical process which is primarily used in silicon-based photovoltaic (solar) cells. Solsil is located in Beverly, Ohio and is currently focused on research and development projects and is not producing material for commercial sale. Solsil has a joint development and supply agreement with BP Solar International Inc. We own an 81% interest in Solsil.

Other

Ningxia Yonvey Coal Industrial Co., Ltd. (Yonvey).  Yonvey produces carbon electrodes, an important input in our production process, at a production facility in Shizuishan in the Ningxia Hiu Autonomous Region of China. We currently consume internally the majority of Yonvey’s output of electrodes. We hold a 70% ownership interest in Yonvey.

Ultracore Polska Sp.z.o.o (UCP).  UCP produces cored-wire silicon-based alloy products. The fabrication facility is located in Police in northern Poland.

See our June 30, 2009, 2008 and 2007 consolidated financial statements for financial information with respect to our segments.

Products and Operations

The following chart shows the location of our facilities, the products produced at each facility and each facility’s production capacity.

Customers and Markets

The following table details our shipments and average selling price per MT over the last eight quarters through June 30, 2009.

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
	2009	2009	2008	2008	2008	2008	2007	2007
	(Unaudited)

Shipments (MT)(a)
Silicon metal	20,088	18,564	28,674	33,135	39,292	39,839	35,952	30,592
Silicon-based alloys	12,094	9,762	15,572	22,126	17,166	18,066	16,398	17,101

Total	32,182	28,326	44,246	55,261	56,458	57,905	52,350	47,693

Average selling price ($/MT)
Silicon metal	$2,594	$2,563	2,539	2,567	2,520	2,366	2,053	2,033
Silicon-based alloys	2,044	2,471	2,542	2,393	1,795	1,547	1,423	1,359
Silicon metal and silicon-based alloys	2,388	2,531	2,540	2,497	2,300	2,110	1,856	1,791

(a)	Shipments and average selling price exclude silica fume, other by-products and electrodes.

During the year ended June 30, 2009, our customers engaged primarily in the manufacture of silicone chemicals (27% of revenue), aluminum (20% of revenue), foundry alloys (16% of revenue), steel (12% of revenue) and photovoltaic (solar) cells/semiconductors (12% of revenue). Our customer base is geographically diverse, and includes North America, Europe, South America and Asia, which for the year ended June 30, 2009, represented 65%, 21%, 9% and 4% of our revenue, respectively.

For the year ended June 30, 2009, two customers accounted for more than 10% of revenues: Dow Corning Corporation, which represented approximately 18% of revenues, and Wacker Chemie AG, which represented approximately 11% of revenues. Our ten largest customers account for approximately 47% of our net sales.

Silicon Metal

We are among the world’s largest and most efficient producers of silicon metal. Silicon-based products are classified by the approximate percentage of silicon contained in the material and the levels of trace impurities. We produce specialty-grade, high quality silicon metal with silicon content generally greater than 99.25%. We produce the majority of this high-grade silicon metal for three industries: (i) the aluminum industry; (ii) the chemical industry; and (iii) the photovoltaic (solar)/semiconductor industry. We also continue to develop our technology to produce UMG for photovoltaic (solar) applications.

We market to primary aluminum producers who require silicon metal with certain purity requirements for use as an alloy, as well as to the secondary aluminum industry where specifications are not as stringent. Aluminum is used to manufacture a variety of automobile and truck components, including engine pistons, housings, and cast aluminum wheels and trim, as well as uses in high tension electrical wire, aircraft parts, beverage containers and other products which require optimal aluminum properties. The addition of silicon metal reduces shrinkage and the hot cracking tendencies of cast aluminum and improves the castability, hardness, corrosion resistance, tensile strength, wear resistance and weldability of the end products.

Purity and quality control are important. For instance, the presence of iron in aluminum alloys, in even small quantities, tends to reduce its beneficial mechanical properties as well as reduce its lustrous appearance, an important consideration when producing alloys for aluminum wheels and other automotive trim. We have the ability to produce silicon metal with especially low iron content as a result of our precisely controlled production processes.

We market to all the major silicone chemical producers. Silicone chemicals are used in a broad range of applications, including personal care items, construction-related products, health care products and electronics. In construction and equipment applications, silicones promote adhesion, act as a sealer and have insulating properties. In personal care and health care products, silicones add a smooth texture, prevent against ultra violet rays and provide moisturizing and cleansing properties. Silicon metal is an essential component of the manufacture of silicones, accounting for approximately 20% of raw materials used.

We market to producers of silicon wafers and solar cells who utilize silicon metal as the core ingredient of their product. These manufacturers employ processes to further purify the silicon metal and then use the material to grow crystals. These crystals are then cut into wafers which are capable of converting sun light to electricity. The individual wafers are then soldered together to make solar cells.

We enter into multi-year, annual, semi-annual or quarterly contracts for a majority of our silicon metal production.

Silicon-Based Alloy Products

We make ferrosilicon by combining silicon dioxide (quartzite) with iron in the form of scrap steel and iron oxides. To produce our high-grade silicon-based alloys, we combine ferrosilicon with other additions that can include precise measured quantities of other metals and rare earths to create alloys with specific metallurgical characteristics. Our silicon-based alloy products can be divided into four general categories: (i) ferrosilicon, (ii) magnesium-ferrosilicon-based alloys, (iii) ferrosilicon-based alloys and (iv) calcium silicon.

Magnesium-ferrosilicon-based alloys are known as “nodularizers” because, when combined with molten grey iron, they change the graphite flakes in the iron into spheroid particles, or “nodules,” thereby increasing the iron’s strength and resilience. The resulting product is commonly known as ductile iron. Ductile iron is employed in numerous applications such as the manufacture of automobile crankshafts and camshafts, exhaust manifolds, hydraulic valve bodies and cylinders, couplings, sprockets and machine frames, as well as in commercial water pipes. Ductile iron is lighter than steel and provides better castability (i.e., intricate shapes are more easily produced) than untreated iron.

Ferrosilicon-based alloys (without or with very low concentrations of magnesium) are known as “inoculants” and can contain any of a large number of combinations of metallic elements. Inoculants act to evenly distribute the graphite particles found in both grey and ductile iron and refine other microscopic structures, resulting in a product with greater strength and improved casting and machining properties.

Calcium silicon alloys are widely used to improve the quality, castability and machinability of steel. Calcium is a powerful modifier of oxides and sulfides. It improves the castability of the steel in a continuous casting process by keeping nozzles from clogging. Calcium also improves the machinability of steel, increasing the life of cutting tools.

We believe that we distinguish ourselves from our competitors by providing technical advice and service to our silicon-based alloy customers and by tailoring the chemical composition of our alloys to the specific requirements of each customer’s product line and foundry process. Silicon-based alloy customers are extremely quality conscious, as an error in chemical composition or even product sizing can result in the scrapping of an entire casting run. We have intensive quality control measures at each stage of the manufacturing process to ensure that our customers’ specifications are met.

Our silicon-based alloys are sold to a diverse base of customers worldwide. Silicon-based alloys are typically sold on quarterly contracts or on a spot basis. We have evergreen year-to-year contracts with many of our customers for the purchase of our magnesium-ferrosilicon-based products while foundry ferrosilicon alloys are typically purchased in smaller quantities for delivery within 30 days.

By-Products

We capture, recycle and sell most of the by-products generated in our production processes. The largest volume by-product not recycled into the manufacturing process is silica fume (also known as microsilica). This dust-like material, collected in our air filtration systems, is sold to our 50%-owned affiliate, Norchem Inc., and other companies which process, package and market it for use as a concrete additive, refractory material or oil well conditioner. The other major by-products of our manufacturing processes are “fines,” the fine material resulting from crushing, and dross, which results from the purification process during smelting. The fines and dross that are not recycled into our own production processes are generally sold to customers who utilize these products in other manufacturing processes, including steel production.

Raw Material Supply

We control the supply of most of our raw materials. We have two mining operations, one located in Billingsley, Alabama and one in the state of Para, Brazil. These mines supply our U.S. and Brazilian operations with a substantial portion of our requirements for quartzite, the principal raw material used in the manufacturing of all of our products. We believe that these mines, together with additional leasing opportunities in the vicinity will cover our needs well into the future. We also obtain quartzite from other sources in South America and the U.S. The gravel is mined, washed and screened to our specifications by our suppliers. All of our products also require coal or charcoal and woodchips in their manufacture. We source our low ash metallurgical-grade coal mainly from the midwest region of the U.S. for our U.S. operations and use locally sourced charcoal from our forests and from local suppliers for our South American operations. Woodchips are sourced locally by each plant in Argentina and the U.S. and are obtained in company-owned forests and from local suppliers for the Brazil business. Carbon electrodes are supplied by Yonvey and are also purchased from several other suppliers on annual contracts and spot purchases. Most of our metal purchases are made on the spot market or from scrap dealers, with the exception of magnesium which is purchased under a fixed duration contract for our U.S. business. Our principal iron source for producing ferrosilicon-based alloys has been scrap steel. Magnesium and other additives are obtained from a variety of sources producing or dealing in these products. We also obtain raw materials from a variety of other sources. Rail is the principal transportation method for gravel and coal. We have rail spurs at all of our plants. Other materials arrive primarily by truck. We require our suppliers, whenever feasible, to use statistical process control procedures in their production processes to conform to our own processes.

We believe that we have a cost advantage in most of our long-term power supply contracts. Our power supply contracts result in stable, favorably priced, long-term commitments of power at reasonable rates.

Sales and Marketing Activities

Our silicon metal is typically sold through contracts which are between three-months and several years in length and serve to lock in volumes and prices. Our multi-year contracts represent approximately 47% of our silicon metal sales for the year ended June 30, 2009 with certain contracts expiring at the end of 2010 and others at the end of 2011.

Our marketing strategy is to maximize profitability by varying the balance of our product mix among the various silicon-based alloys and silicon metal. Our products are marketed directly by our own marketing staff located in Buenos Aires, Argentina, Sao Paulo, Brazil, Police, Poland, and at various locations in the United States and who work together to optimize the marketing efforts. The marketing staff is supported by our Technical Services Manager, who supports the sales representatives by advising foundry customers on how to improve their processes using our products.

We also employ customer service representatives. Order receiving, entry, shipment coordination and customer service is handled from the Beverly, Ohio facility for our U.S. operations, and in Buenos Aires, Argentina, Sao Paulo, Brazil, and Police, Poland for our non U.S. operations. In addition to our direct sales force, we sell through distributors in various U.S. regions, Canada, Southern and Northern Mexico, Australia, South America and Europe.

We maintain credit insurance for the majority of our customer receivables to mitigate collection risk.

Competition

The silicon metal and silicon-based alloy markets are capital intensive and competitive. Our primary competitors are Elkem AS, owned by Orkla ASA, and Grupo Ferroatlantica S.L. In addition, we also face competition from other companies, such as, Becancour Silicon, Inc., Rima Industrial SA and Ligas de

Alumino SA as well as producers in China and the former republics of the Soviet Union. We have historically proven to be a highly efficient low cost producer, with competitive pricing and manufacturing processes that capture most of our production by-products for reuse or resale. We also have the flexibility to adapt to current market demands by switching between silicon-based alloy and silicon metal production with reasonable switching costs. We face continual threats from existing and new competition. Nonetheless, certain factors can affect the ability of competition to enter or expand. These factors include (i) lead time of three to five years to obtain the necessary governmental approvals and construction completion; (ii) construction costs; (iii) the need to situate a manufacturing facility proximate to raw material sources, and (iv) energy supply for manufacturing purposes.

Competitive Strengths

We believe that we possess a number of competitive strengths that position us well to continue as one of the leading global suppliers of silicon metal and silicon-based alloys.

•	Leading Market Positions. We hold leading market shares in a majority of our products. When our Niagara Falls facility operates at full production, our capacity will be approximately 186,400 MT of silicon metal annually, which we believe will represent approximately 18% total Western World capacity, including 61% capacity in North America. We estimate that we have approximately 20% Western World capacity for magnesium ferrosilicon, including 50% capacity in North America and are one of only six suppliers of calcium silicon in the Western World (with estimated 18% capacity). We believe that we are also a leader in the development and commercialization of UMG, which is becoming an important material in the production of photovoltaic (solar) cells.

•	Low Cost Producer. We have been recognized by CRU as the lowest average operating cost large silicon metal producer in the Western World. Currently, CRU lists four of our silicon metal manufacturing facilities as being among CRU’s eight most cost efficient silicon metal manufacturing facilities in the Western World, including three of the top four.

•	Highly Variable Cost Structure. We operate with a largely variable cost of production and have the ability to rapidly turn furnaces on and off to react to changes in customer demand. In response to the recent drop in demand we were able to quickly idle our Selma, Alabama facility and idle certain furnaces at other facilities. We have the ability to quickly re-start furnaces as customer demand returns.

•	Long-Term Power Contracts. We also believe that we have a cost advantage in our long-term power supply contracts which provide a significant portion of our power needs. These power supply contracts result in stable, favorably priced, long-term commitments of power at reasonable rates. In Brazil, we have a contract with the state of Para to provide power through June 2018. This contract includes a discount to the local market price for power. In Argentina, we have a contract with the province of Mendoza to provide power at a discount to the local market price for power through October 2009, and are currently in negotiations to extend the contract. In West Virginia, we have a contract with Brookfield Energy to provide approximately 45% of our power needs at a fixed rate through December 2021. The remainder of our power needs in West Virginia and Ohio are sourced through contracts that provide tariff rates at historically competitive levels. In connection with the reopening of GMI’s Niagara Falls plant, and as an incentive to reopen the plant, we obtained a public-sector package including 40 megawatts of hydropower through 2013, with a potential five year extension.

•	Stable Raw Material Supply Through Captive Mines and Forest Reserves. We have two mining operations, located in Billingsley, Alabama and in the state of Para, Brazil, for which we currently possess long-term lease mining rights. These mines supply our plants with a majority of our requirements for quartzite, the principal raw material used in the manufacturing of our products. We believe that these mines, taken together with additional leasing opportunities in the vicinity will cover our needs well into the future. In Brazil, we own a forest reserve which supplies our Brazilian operations with the wood necessary for woodchips and a majority of our charcoal. We have also obtained a captive supply of electrodes, an important input in our manufacturing process, through the formation of Yonvey.

•	Efficient and Environmentally Sensitive By-Product Usage. We utilize or sell most of our manufacturing process’ by-products, which reduces costs and limits environmental impact.

•	Diverse Products and Markets. We sell our products to a wide variety of industries and to companies in over 40 countries. We believe that our diverse product and geographic end-market profile provides us with numerous growth opportunities and should help insulate us from economic downturns occurring in any individual industry or geographic region, however global macroeconomic factors will impact the effectiveness of our industrial and geographical diversity strategy.

•	Experienced, Highly Qualified Management Team. We have assembled a highly qualified management team with approximately 85 years of combined experience in the metals industry among our top four executives. Alan Kestenbaum, our Executive Chairman, Jeff Bradley, our Chief Executive Officer, Mal Appelbaum, our Chief Financial Officer, and Arden Sims, our Chief Operating Officer, have over 20, 25, 5 and 35 years of experience, respectively, in metals industries. We believe that our management team has the operational and technical skill to continue to operate our business at world class levels of efficiency and to consistently produce silicon metal and silicon-based alloys.

Business Strategy

•	Focus on Core Businesses. We differentiate ourselves on the basis of our technical expertise and high product quality and use these capabilities to retain existing accounts and cultivate new business. As part of this strategy, we are focusing our production and sales efforts on our silicon metals and silicon-based alloys to end markets where we may achieve the highest profitability. We continue to evaluate our core business strategy and may divest certain non-core and lower margin businesses to improve our financial and operational results.

•	Continue to Rationalize Costs to Meet Current Levels of Demand. We are focused on operating in a cost effective manner and have reduced costs in order to maintain our profitability. We have idled furnaces as demand declined and have recently re-started furnaces as volumes improved. Our largely variable cost of production should allow us to remain profitable during periods of reduced demand.

•	Capitalize on Improving Market Conditions. We intend to reopen our Niagara Falls facility in the second quarter of fiscal 2010 and also have the ability to reopen our Selma, Alabama facility should market demand require such capacity.

•	Maintain Low Cost Position While Controlling Inputs. We intend to maintain our position as one of the most cost-efficient producers of silicon metal in the world by continuing to control the cost of the process inputs through our captive sources and long-term supply contracts. We have reduced our fixed costs and as volume returns could spread them over the resulting increased production volume to further reduce costs per MT of silicon metal and silicon-based alloy sold.

•	Continue Pursuing Strategic Acquisition Opportunities. The current economic downturn presents a significant opportunity to pursue complementary acquisitions at distressed prices. Certain customers and suppliers have been adversely affected by the current environment and may present suitable opportunities. We are actively reviewing several possible transactions to expand our strategic capabilities and leverage our products and operations. We intend to build on our history of successful acquisitions by continuing to evaluate attractive acquisition opportunities for the purpose of increasing our capacity, increasing our access to raw materials and other inputs and acquiring further refined products for our customers. Our focus is on investing globally in companies, technologies or products that complement and or diversify our business or product offerings. In particular, we will consider acquisitions or investments that will enable us to leverage our expertise in silicon metal and silicon-based alloy products, including photovoltaic (solar) applications, to grow in these markets as well as enable us to enter new markets or sell new products. We believe our overall metallurgical expertise and skills in lean production technologies position us well for future growth.

•	Leverage Flexible Manufacturing and Expand Other Lines of Business. We will leverage our flexible manufacturing capabilities to optimize the product mix produced while expanding the products we offer. Additionally, we can leverage our broad geographic manufacturing reach to ensure that production of specific metals is in the most appropriate facility/region. Besides our principal silicon metal products, we have the capability to produce silicon-based alloys, such as ferrosilicon and silicomanganese, using the same facilities. Our business philosophy is to allocate our furnace capacity to the products which we expect will improve profitability.

•	Leverage Synergies Among Units. According to CRU, we currently have four of the eight, and three of the four, lowest cost silicon metal manufacturing facilities in the Western World. Additionally, according to CRU, the average operating cost of four of our facilities is approximately 9.6% lower than the Western World weighted average based on CRU data. We seek to leverage each of our facilities’ best practices and apply them across our system.

Employees

As of June 30, 2009, we had 828 employees. We have 384 employees in the United States, 132 employees in Argentina, 177 employees in Brazil, 19 employees in Poland and 116 employees in China. Our total employees consist of 470 salaried employees and 358 hourly employees and include 411 unionized workers. We reduced headcount 35% from the 1,283 employees we had at June 30, 2008 in reaction to reduced customer demand by idling the Selma, Alabama facility and making reductions in all our other facilities. We have the ability to continue to reduce the workforce to match current demand. As customer demand increases, and we turn back on furnaces at our currently operational facilities, we do not expect to proportionately increase staffing levels. Only when demand requires the starting of the Niagara Falls, New York and Selma, Alabama facilities will significant, additional headcount be required.

We have not experienced any work stoppages and consider our relations with our employees to be good. Our hourly employees at our Selma, Alabama and Alloy, West Virginia facilities are covered, respectively, by collective bargaining agreements with the Industrial Division of the Communications Workers of America, under a contract running through July 2010 and with The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union under a contract running through April 24, 2011. Union employees in Brazil are working under a contract running through October 31, 2009; renegotiation of the contract in Brazil will commence on October 1, 2009. Union employees in Argentina are working under a contract signed on June 30, 2009 and running through April 30, 2010. Our operations in Poland and China are not unionized.

Research and Development

Our primary research and development activities are concentrated in our Solsil business unit. Solsil is continuing to develop its technology to produce upgraded metallurgical grade silicon manufactured through a proprietary metallurgical process and which is primarily used in silicon-based photovoltaic (solar) cells. Solsil conducts research and development activities designed to improve the purity of its silicon. The business performs experiments, including continuous batch modifications with the goal of improving efficiencies, lowering costs and developing new products that will meet the needs of the photovoltaic (solar) industry. These activities are performed at Solsil’s operations, which are currently located within our facility at Beverly, Ohio. Solsil participates in a joint development and supply agreement with BP Solar International Inc., a subsidiary of BP p.l.c. Our success in producing UMG for the solar industry will help to lower the production cost of photovoltaic (solar) cells and increase the overall affordability of the technology.

Proprietary Rights and Licensing

The majority of our intellectual property relates to process design and proprietary know-how. Our intellectual property strategy is focused on developing and protecting proprietary know-how and trade secrets, which are maintained through employee and third-party confidentiality agreements and physical security measures. Although we have some patented technology, our businesses or profitability does not rely fundamentally upon such technology.

Regulatory Matters

We operate facilities in the U.S. and abroad which are subject to foreign, federal, national, state, provincial and local environmental, health and safety laws and regulations, including, among others, those governing the discharge of materials into the environment, hazardous substances, land use, reclamation and remediation and the health and safety of our employees. These laws and regulations require us to obtain from governmental authorities permits to conduct certain regulated activities, which permits may be subject to modification or revocation by such authorities.

We are subject to the risk that we have not been or will not be at all times in complete compliance with such laws, regulations and permits. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties or other sanctions by regulators, the imposition of remedial obligations, the issuance of injunctions limiting or preventing our activities and other liabilities. Under these laws, regulations and permits, we could also be held liable for any and all consequences arising out of human exposure to hazardous substances or environmental damage we may cause or that relates to our operations or properties. Environmental, health and safety laws are likely to become more stringent in the future. Our costs of complying with current and future environmental, health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances, may adversely affect our business, results of operations and financial condition.

There are a variety of laws and regulations in place or being considered at the international, federal, regional, state and local levels of government that restrict or are reasonably likely to restrict the emission of carbon dioxide and other greenhouse gases. These legislative and regulatory developments may cause us to incur material costs to reduce the greenhouse gas emissions from our operations (through additional environmental control equipment or retiring and replacing existing equipment) or to obtain emission allowance credits, or result in the incurrence of material taxes, fees or other governmental impositions on account of such emissions. In addition, such developments may have indirect impacts on our operations which could be material. For example, they may impose significant additional costs or limitations on electricity generators, which could result in a material increase in our energy costs.

Certain environmental laws assess liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances. In addition to cleanup, cost recovery or compensatory actions brought by federal, state and local agencies, neighbors, employees or other third parties could make personal injury, property damage or other private claims relating to the presence or release of hazardous substances. Environmental laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of hazardous substances. Persons who arrange for the disposal or treatment of hazardous substances also may be responsible for the cost of removal or remediation of these substances. Such persons can be responsible for removal and remediation costs even if they never owned or operated the disposal or treatment facility. In addition, such owners or operators of real property and persons who arrange for the disposal or treatment of hazardous substances can be held responsible for damages to natural resources.

Soil or groundwater contamination resulting from historical, ongoing or nearby activities is present at certain of our current and historical properties, and additional contamination may be discovered at such properties in the future. Based on currently available information, we do not believe that any costs or liabilities relating to such contamination will have a material adverse effect on our financial condition, results of operations or liquidity.

Other Information

Globe Specialty Metals, Inc. was incorporated in December 2004 pursuant to the laws of the State of Delaware under the name “International Metal Enterprises, Inc.” for the initial purpose to serve as a vehicle for the acquisition of companies operating in the metals and mining industries. In November 2006, we changed our name to “Globe Specialty Metals, Inc.”

Our internet website address is www.glbsm.com. Copies of the following reports are available free of charge through the internet website, as soon as reasonably practicable after they have been filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended: the Annual Report on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to such reports. Information on the website does not constitute part of this or any other report filed with or furnished to the SEC.

Item 1A.	Risk Factors

You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including the consolidated financial statements and the related notes to financial statements. If any of the following events actually occur, our business, business prospects, financial condition, results of operations or cash flows could be materially affected. In any such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

The metals industry, including silicon-based metals, is cyclical and has been subject in the past to swings in market price and demand which could lead to volatility in our revenues.

Our business has historically been subject to fluctuations in the price of our products and market demand for them, caused by general and regional economic cycles, raw material and energy price fluctuations, competition and other factors. Historically, GMI has been particularly affected by recessionary conditions in the end-markets for its products. In April 2003, GMI sought protection under Chapter 11 of the United States Bankruptcy Code following its inability to restructure or refinance its indebtedness in light of the confluence of several negative economic and other factors, including an influx of low-priced, dumped imports, which caused it to default on then-outstanding indebtedness. A recurrence of such economic factors could have a material adverse effect on our business prospects, condition (financial or otherwise) and results of operations.

The world silicon metals industry has recently suffered from unfavorable market conditions. The weakened economic environment of national and international metals markets may continue or worsen; any decline could have a material adverse effect on our business prospects, condition (financial or otherwise), and results of operations. In addition, our business is directly related to the production levels of our customers, whose businesses are dependent on highly cyclical markets, such as the automotive, residential and nonresidential construction, consumer durables, polysilicon, and chemical markets. In response to unfavorable market conditions, customers may request delays in contract shipment dates or other contract modifications. If we grant modifications, they could adversely affect our anticipated revenues and results of operations. In view of the current economic conditions, we cannot assure you that we will not grant contract modifications in the future. Also, many of our products are internationally traded products with prices that are significantly affected by worldwide supply and demand. Consequently, our financial performance will fluctuate with the general economic cycle, which could have a material adverse effect on our business prospects, condition (financial or otherwise) and results of operations.

Worldwide economic conditions have been extremely volatile in the last several months, leading to slowing economic activity, particularly in the United States, Western Europe and Japan. In addition, many commodity prices have declined significantly. There is a risk that silicon metal market conditions will weaken further due to the economic environment, which could materially adversely affect our results of operations.

Our business is particularly sensitive to increases in energy costs which could materially increase our cost of production.

Electricity is one of our largest production cost components, comprising approximately 28% of cost of goods sold. The level of power consumption of our electric production furnaces is highly dependent on which products are being produced and typically fall in the following ranges: (i) silicon-based alloys require between 3.5 and 8 megawatt hours to produce one MT of product and (ii) silicon metal requires approximately 11 megawatt hours to produce one MT of product. Accordingly, consistent access to low cost, reliable sources of electricity is essential to our business.

Electrical power to our U.S. facilities is supplied mostly by AEP, Alabama Power and Brookfield Power through dedicated lines. Our Alloy, West Virginia facility obtains approximately 45% of its power needs under a 15-year fixed-price contract with a nearby hydroelectric facility. This facility is over 70 years old and any breakdown could result in the Alloy facility having to pay much higher rates for electric power from third parties. Our energy supply for our facilities located in Argentina is supplied through the Edemsa hydroelectric facilities located in Mendoza, Argentina under a contract expiring in October 2009; we expect prices to increase under a new contract. Our energy needs for our facility in Brazil comes from the Tucurui hydroelectric plant, the fifth largest in the world, situated only a few kilometers away from our manufacturing facility. Because energy constitutes such a high percentage of our production costs, we are particularly vulnerable to cost fluctuations in the energy industry. Accordingly, the termination or non-renewal of any of our energy contracts, or an increase in the price of energy could materially adversely affect our future earnings, if any, and may prevent us from effectively competing in our markets.

Losses caused by disruptions in the supply of power would reduce our profitability.

Our operations are heavily dependent upon a reliable supply of electrical power. We may incur losses due to a temporary or prolonged interruption of the supply of electrical power to our facilities, which can be caused by unusually high demand, blackouts, equipment failure, natural disasters or other catastrophic events, including failure of the hydroelectric facilities that currently provide power under contract to our West Virginia, Argentina and Brazil facilities. Large amounts of electricity are used to produce silicon metal and silicon-based alloys, and any interruption or reduction in the supply of electrical power would adversely affect production levels and result in reduced profitability. Our insurance coverage may not be sufficient to cover any or all losses, and such policies do not cover all events. Certain of our insurance policies will not cover any losses that may be incurred if our suppliers are unable to provide power during periods of unusually high demand.

Investments in Argentina’s and Brazil’s electricity generation and transmission systems have been lower than the increase in demand in recent years. If this trend is not reversed, there could be electricity supply shortages as the result of inadequate generation and transmission capacity. Given the heavy dependence on electricity of our manufacturing operations, any electricity shortages could adversely affect our financial results.

Government regulations of electricity in Argentina give priority access of hydroelectric power to residential users and subject violators of these restrictions to significant penalties. This preference is particularly acute during Argentina’s winter months due to a lack of natural gas. We have previously successfully petitioned the government to exempt us from these restrictions given the demands of our business for continuous supply of electric power. If we are unsuccessful in our petitions or in any action we take to ensure a stable supply of electricity, our production levels may be adversely affected and our profitability reduced.

Any decrease in the availability, or increase in the cost, of raw materials or transportation could materially increase our costs.

Principal components in the production of silicon metal and silicon-based alloys include metallurgical-grade coal, charcoal, carbon electrodes, quartzite, wood chips, steel scrap, and other metals, such as magnesium. We buy some raw materials on a spot basis. We are dependent on certain suppliers of these products, their labor union relationships, mining and lumbering regulations and output and general local economic conditions in order to obtain raw materials in a cost efficient and timely manner. An increase in costs of raw materials or transportation, or the decrease in their production or deliverability in a timely fashion, or other disruptions in production, could result in increased costs to us and lower productivity levels. We may not be able to obtain adequate supplies of raw materials from alternative sources on terms as favorable as our current arrangements or at all. Any increases in the price or shortfall in the production and delivery of raw materials, could materially adversely affect our business prospects, condition (financial or otherwise) or results of operation.

Cost increases in raw material inputs may not be passed on to our customers with fixed contracts, which could negatively impact our profitability.

The availability and prices of raw material inputs may be influenced by supply and demand, changes in world politics, unstable governments in exporting nations and inflation. The market prices of our products and raw material inputs are subject to change. We may not be able to pass a significant amount of increased input costs on to our customers. Additionally, we may not be able to obtain lower prices from our suppliers should our sale prices decrease.

We make a significant portion of our sales to a limited number of customers, and the loss of a portion of the sales to these customers could have a material adverse effect on our revenues and profits.

In the year ended June 30, 2009, we made approximately 47% of our consolidated net sales to our top ten customers and approximately 29% to our top two customers. We expect that we will continue to derive a significant portion of our business from sales to these customers. If we were to experience a significant reduction in the amount of sales we make to some or all of these customers and could not replace these sales with sales to other customers, it could have a material adverse effect on our revenues and profits.

Our U.S.-based businesses benefit from U.S. antidumping duties and laws that protect U.S. companies by taxing imports from foreign companies. If these laws change, foreign companies will be able to compete more effectively with us. Conversely, our foreign operations are adversely affected by these U.S. duties and laws.

Antidumping duties are currently in place covering silicon metal imports from China and Russia. The orders imposing these duties benefit our U.S. operations by constraining supply and increasing U.S. market prices and sales of domestic silicon metal. Rates of duty can change as a result of “administrative reviews” and “new shipper reviews” of antidumping orders. These orders can also be revoked as a result of periodic “sunset reviews,” which determine whether the orders will continue to apply to imports from particular countries. A sunset review of the order covering imports from China will be initiated in 2011. Thus, the current orders may not remain in effect and continue to be enforced from year to year, the goods and countries now covered by antidumping orders may no longer be covered, and duties may not continue to be assessed at the same rates. Changes in any of these factors could adversely affect our business and profitability. Finally, at times, in filing trade actions, we find ourselves acting against the interests of our customers. Some of our customers may not continue to do business with us because of our having filed a trade action. Antidumping rules may, conversely, also adversely impact our foreign operations.

The European Union, like the U.S., can provide antidumping relief from imports sold at unfairly low prices. Our Brazilian facility is our primary source to supply most of our European demand. The European Union responded to claims of dumping by Chinese silicon metal suppliers in 1997 by imposing a 49% duty. Our Brazilian facility would be adversely affected if these duties were revoked or if antidumping measures were imposed against imports from Brazil.

We may be unable to successfully integrate and develop our prior and future acquisitions.

We acquired four private companies between November 2006 and February 2008, and entered into a business combination in May 2008. We expect to acquire additional companies in the future. Integration of our prior and future acquisitions with our existing business is a complex, time-consuming and costly process requiring the employment of additional personnel, including key management and accounting personnel. Additionally, the integration of these acquisitions with our existing business may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Unanticipated problems, delays, costs or liabilities may also be encountered in the development of these acquisitions. Failure to successfully and fully integrate and develop these businesses and operations may have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficulties of combining the acquired operations include, among other things:

•	operating a significantly larger combined organization;

•	coordinating geographically disparate organizations, systems and facilities;

•	consolidating corporate technological and administrative functions;

•	integrating internal controls and other corporate governance matters;

•	the diversion of management’s attention from other business concerns;

•	unexpected customer or key employee loss from the acquired businesses;

•	hiring additional management and other critical personnel;

•	negotiating with labor unions;

•	a significant increase in our indebtedness; and

•	potential environmental or regulatory liabilities and title problems.

In addition, we may not realize all of the anticipated benefits from any prior and future acquisitions, such as increased earnings, cost savings and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher and unexpected acquisition and operating costs, unknown liabilities, inaccurate reserve estimates and fluctuations in markets. If these benefits do not meet the expectations of financial or industry analysts, the market price of our shares may decline.

We are subject to the risk of union disputes and work stoppages at our facilities, which could have a material adverse effect on our business.

Hourly workers at our Alabama and West Virginia facilities are covered by collective bargaining agreements with the Industrial Division of the Communications Workers of America, under a contract running through July 2010 and with The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union under a contract running through April 24, 2011. Our union employees in Brazil are working under a contract running through October 2009. Our union employees in Argentina are working under a contract running through April 2010. New labor contracts will have to be negotiated to replace expiring contracts from time to time. If we are unable to satisfactorily renegotiate those labor contracts on terms acceptable to us or without a strike or work stoppage, the effects on our business could be materially adverse. Any strike or work stoppage could disrupt production schedules and delivery times, adversely affecting sales. In addition, existing labor contracts may not prevent a strike or work stoppage, and any such work stoppage could have a material adverse effect on our business.

We are dependent on key personnel.

Our operations depend to a significant degree on the continued employment of our core senior management team. In particular, we are dependent on the skills, knowledge and experience of Alan Kestenbaum, our Executive Chairman, Jeff Bradley, our Chief Executive Officer, Arden Sims, our Chief Operating Officer, Malcolm Appelbaum, our Chief Financial Officer, and Stephen Lebowitz, our Chief Legal Officer. If these employees are unable to continue in their respective roles, or if we are unable to attract and retain other skilled employees, our results of operations and financial condition could be adversely affected. We currently have employment agreements with Alan Kestenbaum, Jeff Bradley, Arden Sims, Malcolm Appelbaum and Stephen Lebowitz, each of which contains non-compete provisions. Such provisions may not be enforceable by us. Additionally, we are substantially dependent upon key personnel in our financial and information technology staff who enable us to meet our regulatory and contractual financial reporting obligations, including reporting requirements under our credit facilities.

Metals manufacturing is an inherently dangerous activity.

Metals manufacturing generally, and smelting, in particular, is inherently dangerous and subject to fire, explosion and sudden major equipment failure. This can and has resulted in accidents resulting in the serious injury or death of production personnel and prolonged production shutdowns. We have experienced fatal accidents and equipment malfunctions in our manufacturing facilities in recent years and may experience fatal accidents or equipment malfunctions again, which could materially affect our business and operations.

Unexpected equipment failures may lead to production curtailments or shutdowns.

Many of our business activities are characterized by substantial investments in complex production facilities and manufacturing equipment. Because of the complex nature of our production facilities, any interruption in manufacturing resulting from fire, explosion, industrial accidents, natural disaster, equipment failures or otherwise could cause significant losses in operational capacity and could materially and adversely affect our business and operations.

We depend on proprietary manufacturing processes and software. These processes may not yield the cost savings that we anticipate and our proprietary technology may be challenged.

We rely on proprietary technologies and technical capabilities in order to compete effectively and produce high quality silicon metals and silicon-based alloys. Some of these proprietary technologies that we rely on are:

•	computerized technology that monitors and controls production furnaces;

•	production software that monitors the introduction of additives to alloys, allowing the precise formulation of the chemical composition of products; and

•	flowcaster equipment, which maintains certain characteristics of silicon-based alloys as they are cast.

We are subject to a risk that:

•	we may not have sufficient funds to develop new technology and to implement effectively our technologies as competitors improve their processes;

•	if implemented, our technologies may not work as planned; and

•	our proprietary technologies may be challenged and we may not be able to protect our rights to these technologies.

Patent or other intellectual property infringement claims may be asserted against us by a competitor or others. Our intellectual property may not be enforceable and it may not prevent others from developing and marketing competitive products or methods. An infringement action against us may require the diversion of substantial funds from our operations and may require management to expend efforts that might otherwise be devoted to operations. A successful challenge to the validity of any of our proprietary intellectual property may subject us to a significant award of damages or we may be enjoined from using our proprietary intellectual property, which could have a material adverse effect on our operations.

We also rely on trade secrets, know-how and continuing technological advancement to maintain our competitive position. We may not be able to effectively protect our rights to unpatented trade secrets and know-how.

We are subject to environmental, health and safety regulations, including laws that impose substantial costs and the risk of material liabilities.

We are subject to extensive foreign, federal, national, state, provincial and local environmental, health and safety laws and regulations governing, among other things, the generation, discharge, emission, storage, handling, transportation, use, treatment and disposal of hazardous substances; land use, reclamation and remediation; and the health and safety of our employees. We are also required to obtain permits from governmental authorities for certain operations. We may not have been and may not be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be subject to penalties, fines, restrictions on operations or other sanctions. Under these laws, regulations and permits, we could also be held liable for any and all consequences arising out of human exposure to hazardous substances or environmental damage we may cause or that relates to our operations or properties.

Under certain environmental laws, we could be required to remediate or be held responsible for all of the costs relating to any contamination at our or our predecessors’ past or present facilities and at third party waste disposal sites. We could also be held liable under these environmental laws for sending or arranging for hazardous substances to be sent to third party disposal or treatment facilities if such facilities are found to be contaminated. Under these laws we could be held liable even if we did not know of, or were not responsible for, such contamination, or even if we never owned or operated the contaminated disposal or treatment facility.

There are a variety of laws and regulations in place or being considered at the international, federal, regional, state and local levels of government that restrict or are reasonably likely to restrict the emission of carbon dioxide and other greenhouse gases. These legislative and regulatory developments may cause us to incur material costs if we are required to reduce or offset greenhouse gas emissions and may result in a material increase in our energy costs due to additional regulation of power generators.

Environmental laws are complex, change frequently and are likely to become more stringent in the future. Therefore, our costs of complying with current and future environmental laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances may adversely affect our business, results of operations and financial condition.

We operate in a highly competitive industry.

The silicon-based alloy and silicon metal markets are capital intensive and competitive. Our primary competitors are Elkem AS, owned by Orkla ASA, a large Norwegian public company, Grupo Ferroatlantica S.L. and various producers in China. Our competitors may have greater financial resources, as well as other strategic advantages to maintain, improve and possibly expand their facilities; and as a result, they may be better positioned to adapt to changes in the industry or the global economy. The advantages that our competitors have over us could have a material adverse effect on our business. In addition, new entrants may increase competition in our industry, which could materially adversely affect our business. An increase in the use of substitutes for certain of our products also could have a material adverse effect on our financial condition and operations.

We have historically operated at near the maximum capacity of our operating facilities. Because the cost of increasing capacity may be prohibitively expensive, we may have difficulty increasing our production and profits.

Our facilities are able to manufacture collectively approximately 156,400 MT of silicon metal and 72,800 MT of silicon-based alloys on an annual basis. GMI intends to reopen its idled silicon metal production facility in Niagara Falls, New York, in fiscal 2010, which will increase our silicon metal capacity by approximately 30,000 MT. After we reopen this plant and it is operating at full capacity, and after reopening the Selma, Alabama plant, our ability to increase production and revenues will depend on expanding existing facilities or opening new ones. Increasing capacity is difficult because:

•	adding new production capacity to an existing silicon plant to produce approximately 14,000 MT of metallurgical grade silicon would cost approximately $25,000,000 per smelting furnace and take at least 12 to 18 months to complete;

•	a greenfield development project would take at least three to five years to complete and would require significant capital expenditure and environmental compliance costs; and

•	obtaining sufficient and dependable power at competitive rates near areas with the required natural resources is difficult to accomplish.

We may not have sufficient funds to expand existing facilities or open new ones and may be required to incur significant debt to do so, which could have a material adverse effect on our business.

Some of our subsidiaries are subject to restrictive covenants under credit facilities. These covenants could significantly affect the way in which we conduct our business. Our failure to comply with these covenants could lead to an acceleration of our debt.

Credit facilities maintained by some of our subsidiaries contain covenants that, among other things, restrict our ability to sell assets; incur, repay or refinance indebtedness; create liens; make investments; engage in mergers or acquisitions; pay dividends, including to us; repurchase stock; or make capital expenditures. These credit facilities also require compliance with specified financial covenants, including minimum interest coverage and maximum leverage ratios. These subsidiaries cannot borrow under their credit facilities if the additional borrowings would cause them to breach the financial covenants. Further, a significant portion of GMI’s and Globe Metais’ assets are pledged to secure indebtedness.

Our ability to continue to comply with applicable covenants may be affected by events beyond our control. The breach of any of the covenants contained in a credit facility, unless waived, would be a default under the facility. This would permit the lenders to terminate their commitments to extend credit under, and accelerate the maturity of, the facility. The acceleration of debt could have a material adverse effect on our financial condition and liquidity. If we were unable to repay our debt to the lenders and holders or otherwise obtain a waiver from the lenders and holders, the lenders and holders could proceed against the collateral securing the credit facility and exercise all other rights available to them. We may not have sufficient funds to make these accelerated payments and may not be able to obtain any such waiver on acceptable terms or at all.

Certain of our subsidiaries are restricted from making distributions to us which limits our ability to pay dividends.

Substantially all of our assets are held by and our revenues are generated by our subsidiaries. Our subsidiaries borrow funds in order to finance our operations. The terms of certain of those financings place restrictions on distributions of funds to us. If these limitations prevent distributions to us or our subsidiaries do not generate positive cash flows, we will be limited in our ability to pay dividends and may be unable to transfer funds between subsidiaries if required to support our subsidiaries.

Our insurance costs may increase and we may experience additional exclusions and limitations on coverage in the future.

We have maintained various forms of insurance, including insurance covering claims related to our properties and risks associated with our operations. Our existing property and liability insurance coverages contain exclusions and limitations on coverage. From time-to-time, in connection with renewals of insurance, we have experienced additional exclusions and limitations on coverage, larger self-insured retentions and deductibles and significantly higher premiums. As a result, in the future our insurance coverage may not cover claims to the extent that it has in the past and the costs that we incur to procure insurance may increase significantly, either of which could have an adverse effect on our results of operations.

Solsil may never operate profitably or generate substantial revenues.

We acquired an 81% interest in Solsil in February 2008 and, although we expect to expand its operations through the construction of new facilities, its financial prospects are uncertain. Solsil’s continued growth, including the construction of new facilities, will require a commitment of significant financial resources that we may determine are not available given the expansion of other existing operations and continuing research and development efforts. In addition, Solsil’s continued growth requires a commitment of personnel, including key positions in management that may not be available to us when needed. Unanticipated problems, construction delays, cost overruns, raw material shortages, environmental and/or governmental regulation, limited power availability or unexpected liabilities may also be encountered. Furthermore, Solsil’s future profitability is dependent on its ability to produce UMG at significantly larger scales than it currently produces today and with commercially viable costs. Some of the other challenges we may encounter include:

•	technical challenges, including further improving Solsil’s proprietary metallurgical process;

•	increasing the size and scale of our operations on a cost-effective basis;

•	capitalizing on market demands and potentially rapid market supply and demand fluctuations;

•	continued acceptance by the market of our current and future products, including the use of UMG in the photovoltaic (solar) market;

•	a rapidly growing competitive environment with more new players entering the photovoltaic (solar) market;

•	achieving the objectives and responsibilities under our joint development and supply agreement with BP Solar International;

•	alternative competing technologies such as thin films, ribbon string and nano-technology; and

•	responding to rapid technological changes.

Failure to successfully address these and other challenges may hinder or prevent our ability to achieve our objectives in a timely manner.

We have operations and assets in the U.S., Argentina, Brazil, China and Poland, and may have operations and assets in other countries in the future. Our international operations and assets may be subject to various economic, social and governmental risks.

Our international operations and sales will expose us to risks that could negatively impact our future sales or profitability. Our operations may not develop in the same way or at the same rate as might be expected in a country with an economy similar to the United States. The additional risks that we may be exposed to in these cases include, but are not limited to:

•	tariffs and trade barriers;

•	currency fluctuations which could decrease our revenues or increase our costs in U.S. dollars;

•	regulations related to customs and import/export matters;

•	tax issues, such as tax law changes and variations in tax laws;

•	limited access to qualified staff;

•	inadequate infrastructure;

•	cultural and language differences;

•	inadequate banking systems;

•	different and more stringent environmental laws and regulations;

•	restrictions on the repatriation of profits or payment of dividends;

•	crime, strikes, riots, civil disturbances, terrorist attacks or wars;

•	nationalization or expropriation of property;

•	law enforcement authorities and courts that are weak or inexperienced in commercial matters; and

•	deterioration of political relations among countries.

Our competitive strength as a low-cost silicon metal producer is partly tied to the value of the U.S. dollar compared to other currencies. The U.S. dollar has fluctuated significantly in value in comparison to major currencies in recent months. Should the value of the U.S. dollar rise in comparison to other currencies, we may lose this competitive strength.

Exchange controls and restrictions on transfers abroad and capital inflow restrictions have limited and can be expected to continue to limit the availability of international credit. In 2001 and 2002, Argentina imposed exchange controls and transfer restrictions substantially limiting the ability of companies to retain foreign currency or make payments abroad. These restrictions have been substantially eased, including those requiring the Central Bank’s prior authorization for the transfer of funds abroad in order to pay dividends. However, Argentina may re-impose exchange control or transfer restrictions in the future, among other things, in response to capital flight or a significant depreciation of the peso. In addition, the government adopted various rules and regulations in June 2005 that established new controls on capital inflows, requiring, among other things, that 30% of all capital inflows (subject to certain exceptions) be deposited for one year in a nonassignable non-interest bearing account in Argentina. Additional controls could have a negative effect on the economy and Globe Metales’ business if imposed in an economic environment where access to local capital is substantially constrained. Moreover, in such event, restrictions on the transfers of funds abroad may impede our ability to receive dividend payments as a holder of Globe Metales’ shares.

Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.

Our stock price may be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchase the shares. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	regulatory developments in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	quarterly or annual variations in our financial results or those of companies that are perceived to be similar to us;

•	market conditions in the industries in which we compete and issuance of new or changed securities analysts’ reports or recommendations;

•	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;

•	the inability to meet the financial estimates of analysts who follow our common stock;

•	investor perception of our company and of the industry in which we compete; and

•	general economic, political and market conditions.

A substantial portion of our total outstanding shares may be sold into the market at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

In October 2009, we intend to register up to an additional 57,074,263 shares of common stock, 201,453 shares of common stock issuable upon the exercise of warrants, and 2,403,150 shares underlying unit purchase options. After the effectiveness of the registration of all of the foregoing shares and the expiration of the lock-up agreements, applicable to up to 44,872,658 shares, all of such shares will be freely tradable without restrictions or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. Because only a limited number of shares are available for sale presently due to existing contractual and legal restrictions on resale, there may be sales of substantial amounts of our common stock in the public market after the restrictions lapse. This may adversely affect the prevailing market price and our ability to raise equity capital in the future. Additionally, we intend to register 5,000,000 shares of our common stock that we may issue under our stock plan, some of which shares are not subject to lock-up agreements. Once we register these shares, they can be freely sold in the public market upon issuance, subject to certain lock-up agreements. Sales of a substantial number of shares of our common stock, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

The concentration of our capital stock ownership among our largest stockholders, and their affiliates, will limit your ability to influence corporate matters.

Our four largest stockholders, including our Executive Chairman, together beneficially own approximately 46% of our outstanding common stock. Consequently, these stockholders have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership will limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.

Prior material weaknesses and significant deficiencies in internal control over financial reporting may not have been adequately remediated and may adversely affect our ability to comply with financial reporting regulations and to publish accurate financial statements.

We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our Principal Executive Officers and Principal Financial Officer, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As a public company, we will have significant additional requirements for enhanced financial reporting and internal controls. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

While we believe that we have remediated the material weaknesses and certain significant deficiencies identified in the fiscal year ended June 30, 2008, the corrective actions we have taken may not have completely remediated the remaining significant deficiencies. As a result of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions. Any projections of any evaluation of effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could incur further remediation costs, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or meet our reporting obligations to the SEC and third parties (including lenders under our financing arrangements) on a timely basis and there could be a material adverse effect on the price of our securities.

We have not yet completed our evaluation of our internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act.

We will be required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act in fiscal 2010. We have not yet completed our evaluation of our internal control over financial reporting. During the course of our evaluation, we have identified and may identify more areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. We may experience higher than anticipated operating expenses as well as outside auditing, consulting and other professional fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel in order for us to complete our evaluation and remedy our deficiencies, as well as to maintain effective internal control over financial reporting. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in our conclusion that our internal control over financial reporting is not effective.

We do not expect to pay any cash dividends in the foreseeable future.

We intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock may be your sole source of gain for the foreseeable future.

Provisions of our certificate of incorporation and by-laws could discourage potential acquisition proposals and could deter or prevent a change in control.

Some provisions in our certificate of incorporation and by-laws, as well as Delaware statutes, may have the effect of delaying, deferring or preventing a change in control. These provisions, including those providing for the possible issuance of shares of our preferred stock and the right of the Board of Directors to amend the bylaws, may make it more difficult for other persons, without the approval of our Board of Directors, to make a tender offer or otherwise acquire a substantial number of shares of our common stock or to launch other takeover attempts that a stockholder might consider to be in his or her best interest. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We believe our facilities are suitable and adequate for our business and current production requirements. The following tables describe our office space, manufacturing facilities, mining properties and forest properties:

		Square	Number of		Business
Location of Facility	Purpose	Footage	Furnaces	Own/Lease	Segment Served

New York, New York	Office	4,636	—	Lease	Corporate
Beverly, Ohio	Manufacturing and other	273,377	5 *	Own	GMI
Selma, Alabama**	Manufacturing and other	126,207	2	Own	GMI
Alloy, West Virginia	Manufacturing and other	1,063,032	5	Own	GMI
Niagara Falls, New York***	Manufacturing and other	227,732	2	Own	GMI
Mendoza, Argentina	Manufacturing and other	138,500	2	Own	Globe Metales
San Luis, Argentina	Manufacturing and other	59,200	—	Own	Globe Metales
Police, Poland	Manufacturing and other	43,951	—	Own	Other
Breu Branco, Brazil	Manufacturing and other	410,953	4	Own	Globe Metais
Shizuishan, China	Manufacturing and other	227,192	—	****	Other

*	Excludes Solsil’s seven smaller furnaces used to produce UMG for solar cell applications.

**	This facility is currently idled.

***	This facility is not operational but is expected to be brought into service during the second quarter of fiscal 2010.

****	We own the long-term land use rights for the land on which this facility is located. We own the building and equipment forming part of this facility.

Business
Location of Mine	Product	Own/Lease	Segment Served

Billingsley, Alabama	Quartzite	Lease	GMI
Para, Brazil	Quartzite	Lease	Globe Metais

			Business
Location of Forest Property	Acreage	Own/Lease	Segment Served

Para, Brazil	113,000	Own	Globe Metais

Item 3.	Legal Proceedings

In the ordinary course of our business, we are subject to periodic lawsuits, investigations, claims and proceedings, including, but not limited to, contractual disputes, employment, environmental, health and safety matters, as well as claims associated with our historical acquisitions. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations, claims and proceedings asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock are traded on the NASDAQ Global Select Market under the symbol “GSM.” Our shares have been traded on the NASDAQ Global Select Market since July 30, 2009; as a result, we have not set forth quarterly information with respect to the high and low prices for our common stock.

Holders

As of August 31, 2009, there were approximately 134 holders of record of our common stock. The number of record holders does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Dividend Policy

Although we paid a one-time special dividend in December 2006, at the present time, we intend to retain all of our available earnings generated by operations for the development and growth of the business. The decision to pay dividends is at the discretion of our Board of Directors and depends on our financial condition, results of operations, capital requirements and other factors that our Board of Directors deems relevant.

Sales of Unregistered Securities

The following is a summary of our transactions during the year ended June 30, 2009, involving sales of our securities that were not registered under the Securities Act of 1933, as amended:

On October 2, 2008, we issued 242,753 shares of common stock and warrants to purchase 485,505 shares of common stock at an exercise price of $5.00 per share in connection with a cashless exercise of 282,128 unit purchase options. The foregoing sale and issuance of securities was deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) or Regulation D promulgated thereunder.

Between March 2009 and June 2009, we issued a total of 3,484,417 shares of common stock in exchange for 19,164,294 warrants. The sales and issuances of the foregoing securities were deemed to be exempt from registration under the Securities Act by virtue of Section 3(a)(9).

Use of Proceeds from Sales of Registered Securities

In August 2009, we completed our initial public offering of common stock pursuant to a Registration Statement on Form S-1, as amended (Reg. No. 333-152513) that was declared effective on July 29, 2009. Under the registration statement, we registered the offering and sale of an aggregate of 16,100,000 shares of our common stock, pursuant to which we sold 5,600,000 shares of our common stock and the selling stockholders sold 10,500,000 (which included 2,100,000 shares sold by the selling stockholders pursuant to the exercise of the underwriters’ over-allotment option). All of the 16,100,000 shares of common stock registered under the registration statement, which included 2,100,000 shares of our common stock covered by an over-allotment option granted to the underwriters, were sold at a price to the public of $7.00 per share. Credit Suisse Securities (USA) LLC, Jefferies & Company, Inc. and J.P. Morgan Securities Inc. acted as joint book running managers of the offering and as representatives of the underwriters. The offering commenced on July 29, 2009 and closed on August 4, 2009. The closing of the over-allotment portion of the offering occurred on August 10, 2009. As a result of the initial public offering, we raised a total of $39,200,000 in gross proceeds, and approximately $34,956,000 in net proceeds after deducting underwriting discounts and commissions of $2,744,000 and estimated offering expenses of $1,500,000. The selling stockholders paid to the underwriters underwriting discounts and commissions totaling $5,145,000. We did not receive any proceeds from the sale of shares by the selling stockholders.

None of our net proceeds from the offering were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliate, other than in the form of wages or salaries and bonuses paid out in the ordinary course of business. The remaining net proceeds from the offering have been invested in interest-bearing, investment-grade securities and cash equivalents. We retain broad discretion over the use of the net proceeds received from our initial public offering. The amount and timing of our actual expenditures may vary significantly depending on a number of factors, including the growth of our sales, working capital needs and the timing of any opportunities to acquire products, technologies or businesses that are complementary to our current and future business and product lines and competitive developments.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

We did not repurchase any of our outstanding equity securities during the most recent quarter covered by this report.

Item 6.	Selected Financial Data

The following tables summarize certain selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data presented below for the fiscal years ended June 30, 2009, 2008, 2007, 2006 and 2005 are derived from our audited consolidated financial statements. The selected consolidated financial data presented below for the period from July 1, 2006 to November 12, 2006 are derived from audited financial statements. Successor entity refers to Globe Specialty Metals, Inc. (GSM), formerly known as International Metal Enterprises, Inc. (IME). IME, which was a special purpose acquisition vehicle, acquired Globe Metallurgical, Inc. (GMI), the Predecessor, on November 13, 2006 and IME changed its name to Globe Specialty Metals, Inc. The operations of GSM were insignificant compared with our subsequent acquisitions. Therefore, GMI is the Predecessor because it was the first and most significant acquisition, some of the founding investors in GSM were also investors in GMI, and GMI is the entity that has the most influence on the group of entities that have been acquired by GSM since November 13, 2006. The financial statements for the Successor periods are not comparable to the Predecessor periods, because the

Predecessor periods do not include results of subsequent acquisitions, including Globe Metais and Globe Metales.

	Successor			Predecessor
	Period from
				July 1
				to
	Year Ended June 30,			November 12,	Year Ended June 30,
	2009	2008	2007	2006	2006	2005
	(Dollars in thousands, except per share data)
Statement of operations data:
Net sales	$426,291	$452,639	221,928	$73,173	173,008	132,223
Cost of goods sold	324,535	346,227	184,122	66,683	147,682	103,566
Selling, general and administrative expenses	61,823	48,548	18,541	7,409	14,261	9,180
Research and development	1,394	901	120	—	—	—
Goodwill and intangible asset impairment	69,704	—	—	—	—	—
Restructuring charges	1,711	—	—	—	—	—

Operating (loss) income	(32,876)	56,963	19,145	(919)	11,065	19,477
Interest and other (expense) income	(899)	(5,285)	504	(7,579)	(6,010)	(5,291)

(Loss) income before income taxes, deferred interest subject to redemption and minority interest	(33,775)	51,678	19,649	(8,498)	5,055	14,186
Provision for income taxes	11,609	15,936	7,047	(2,800)	1,914	4,968

Net (loss) income before deferred interest subject to redemption and minority interest	(45,384)	35,742	12,602	(5,698)	3,141	9,218
Deferred interest subject to redemption	—	—	(768)	—	—	—
Losses attributable to minority interest, net of tax	3,403	721	—	—	—	—

Net (loss) income attributable to common stock	$(41,981)	$36,463	11,834	$(5,698)	3,141	9,218

Net (loss) income per common share — basic	$(0.65)	$0.62	0.25	$(2,947.26)	2,067.04	9,218.06

Net (loss) income per common share — diluted	$(0.65)	$0.50	0.24	$(2,947.26)	2,067.04	9,218.06

Cash dividends declared per common share	$—	$—	0.07	$—	—	—

Balance sheet data:

	Successor			Predecessor
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Cash and cash equivalents	$61,876	$73,994	67,741	$—	—
Total assets	473,280	548,174	389,343	140,572	99,660
Total debt including current portion	59,613	89,205	75,877	50,431	54,055
Total stockholders’ equity	304,383	342,281	222,621	58,425	20,309

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with “Selected Financial Data” and our consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve assumptions, risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Introduction

Globe Specialty Metals, together with its subsidiaries (collectively, “we,” “our,” “Globe,” or the “Company”) is one of the leading manufacturers of silicon metal and silicon-based alloys. We currently own and operate seven manufacturing facilities principally in three reportable business segments: GMI, our U.S. operations; Globe Metais, our Brazilian operations; and, Globe Metales, our Argentine operations. Our facilities have the capacity to produce collectively approximately 156,400 MT of silicon metal and 72,800 MT of silicon-based alloy products on an annual basis. We expect to reopen our idle production facility in Niagara Falls, New York, in the second quarter of fiscal 2010, which will increase our silicon metal capacity by approximately 30,000 MT. We also have the ability to quickly reopen the Selma, Alabama facility with minimal expense as demand improves.

We were incorporated in December 2004 pursuant to the laws of the State of Delaware under the name “International Metal Enterprises, Inc.” for the initial purpose of serving as a vehicle for the acquisition of companies operating in the metals and mining industries. In November 2006, we changed our name to “Globe Specialty Metals, Inc.”

In November 2006, we began to execute our strategy of seeking out and acquiring leading manufacturers of silicon metal and other silicon-based alloys and other related businesses. Also in November 2006, we acquired Globe Metallurgical, Inc. In November 2006, we acquired Stein Ferroaleaciones S.A., whose name subsequently was changed to Globe Metales S.A., UltraCore Polska Sp.z.o.o, and Ultra Core Corporation (UCC); the former three collectively known as the Stein Group (SG). UCP and UCC are included in our Other reportable segment. UCC’s operations have subsequently been integrated into the operations of GMI. In January 2007, we acquired Camargo Correa Metais S.A., whose name subsequently was changed to Globe Metais Industria e Comercio S.A. In February 2008, we acquired Solsil, Inc. and in May 2008 we entered into a business combination with Ningxia Yonvey Coal Industrial Co., Ltd.

Business Segments

We operate in six reportable segments:

•	GMI — a manufacturer of silicon metal and silicon-based alloys located in the United States with plants in Beverly, Ohio, Alloy, West Virginia, Niagara Falls, New York and Selma, Alabama and a quartzite mine in Billingsley, Alabama;

•	Globe Metais — a manufacturer of silicon metal located in Brazil with a plant in Breu Branco and a number of leased quartzite mining operations and forest reserves in the state of Para;

•	Globe Metales — a manufacturer of silicon-based alloys located in Argentina with plants in Mendoza and San Luis;

•	Solsil — a developer and manufacturer of upgraded metallurgical grade silicon metal located in the United States with operations in Beverly, Ohio;

•	Corporate — a corporate office including general expenses, investments, and related investment income; and

•	Other — including an electrode production operation in China and a cored-wire production facility located in Poland. These segments do not fit into the above reportable segments, and are immaterial for purposes of separate disclosure.

Overview and Outlook

Sales and shipments are increasing as customers order more material to support their increased production needs. Silicon metal and silicon-based alloys sales and shipments in our fiscal fourth quarter ended June 30, 2009 were up 7% and 14%, respectively, from the prior quarter. The average selling price of silicon metal increased 1% from the prior quarter as the market began to firm, but the average selling price of silicon-based alloys declined 17% as our sales mix shifted towards a lower priced product which, after a large rise in price in fiscal 2009, is now coming under increased price competition. Sales and shipments continued their modest increase in our first quarter of fiscal 2010 with shipments of silicon metal and silicon-based alloys both rising. Our average selling prices in the first quarter of fiscal 2010 remain even with fourth quarter levels, but spot prices for silicon metal appear to be rising as demand increases. We expect continued increases in shipments and sales in our fiscal 2010 second quarter as customer production volumes begin to return to more normalized levels. We also expect our average sales prices for silicon metal and silicon-based alloys to remain relatively stable in the second quarter of fiscal 2010.

Our fiscal year ended June 30, 2009 began with record first quarter net sales and operating income which followed a strong fourth quarter finish to fiscal 2008. However, as the global economic recession began to significantly affect our customers in late calendar 2008 and ferrosilicon alloy imports began to increase, our shipments, sales and operating income began to decline. Shipments of silicon metal and silicon-based alloys declined 20% in our fiscal second quarter and another 36% in our fiscal third quarter. Shipments of silicon-based alloys experienced a greater volume decline than silicon metal as alloy products are largely sold through spot or quarterly contracts. As a result of our take-or-pay silicon metal contracts and favorable industry dynamics our average selling prices remained stable throughout fiscal 2009, despite the volume declines. We reacted rapidly to the precipitous volume declines by idling certain furnaces in the U.S., Brazil, and Argentina and, in April 2009, idling our Selma plant. We also implemented a company-wide cost reduction program which permanently reduced headcount, cut outside services and other production costs. As a result of these actions we generated gross margins of 24% in our fiscal second quarter and 19% in our fiscal third quarter, and remained profitable (prior to goodwill and intangible asset impairment charges) throughout fiscal 2009. Gross margins declined to 18% in our fiscal fourth quarter but are showing increases at the beginning of fiscal 2010.

Critical Accounting Policies

We prepare our financial statements in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Management bases our estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from the estimates used under different assumptions or conditions. We have provided a description of all significant accounting policies in the notes to our consolidated financial statements. We believe that the following accounting policies involve a higher degree of judgment or complexity.

Business Combinations

We have completed a number of significant business acquisitions. Our business strategy contemplates that we may pursue additional acquisitions in the future. When we acquire a business, the purchase price is allocated to the tangible assets, identifiable intangible assets and liabilities acquired. Any residual purchase price is recorded as goodwill. Management generally engages independent third-party appraisal firms to assist in determining the fair values of assets acquired. Such a valuation requires management to make significant estimates, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and may impact reported depreciation and amortization in future periods, as well as any related impairment of goodwill or other long lived assets.

Goodwill and Other Intangibles

At June 30, 2009, we had goodwill and other intangibles with indefinite useful lives totaling $52,305,000. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), we annually review, in the third quarter of our fiscal year, goodwill and other intangibles with indefinite useful lives for impairment. A review is also performed whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Reporting units are determined in accordance with the guidance in SFAS 142. If we determine that the carrying value of goodwill and other intangibles may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of goodwill and other intangibles exceeds its fair value. Fair value is measured based on a discounted cash flow method, using a discount rate determined by us to be commensurate with the risk inherent in our current business model, or a valuation technique based on multiples of earnings consistent with the objective of measuring fair value. The estimates of cash flows, future earnings, and discount rate are subject to change due to the economic environment and business trends, including such factors as interest rates, expected market returns and volatility of markets served, as well as government regulation and technological change. We believe that the estimates of future cash flows, future earnings, and fair value are reasonable; however, changes in estimates, circumstances or conditions could have a significant impact on our fair valuation determination, which could then result in a material impairment charge in our results of operations.

Inventories

At June 30, 2009, we had inventories totaling $67,394,000. Inventories are valued at the lower of cost or market value, which does not exceed net realizable value. Cost of inventories is determined either by the first-in, first-out method or by the average cost method. When circumstances indicate a potential valuation issue, tests are performed to assess net realizable value, and as necessary, an inventory write-down is recorded for obsolete, slow moving or defective inventory. Management estimates market and net realizable value based on current and future selling prices for our inventories, as well as the expected utilization of parts and supplies in our manufacturing process. Management believes that these estimates are reasonable; however, changes in estimates or future price decreases caused by changing economic conditions, including customer demand, could result in future inventory adjustments, resulting in decreased operating profits and lower asset levels.

Share-Based Compensation

During the year ended June 30, 2009, we recorded share-based compensation expense of $6,395,000. We account for share-based payments to employees in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statement of operations based on their fair values. In addition, we have applied the provisions of the SEC’s Staff Accounting Bulletin No. 107 (SAB 107) in our accounting under SFAS 123(R). We are required to estimate the stock awards that we ultimately expect to vest and to reduce share-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Given our share-based compensation was granted under a new plan and that there is relatively no historical data, we have estimated a forfeiture rate of zero. Actual forfeitures in the future may differ from this estimate, which would favorably impact our future results from operations.

We estimate the fair value of employee stock options using a Black-Scholes valuation model. Our common stock is currently traded on the AIM market of the London Stock Exchange and the NASDAQ Global Select Market (effective July 29, 2009). Accordingly, in making stock awards as of June 30, 2009, we value our common stock based upon reported trades on the AIM market (and NASDAQ subsequent to our July listing) on or immediately preceding the date of grant and also based upon the average of the bid and ask prices reported on the AIM (NASDAQ) market. The fair value of an award is affected by our closing stock price on the AIM (NASDAQ) market on the date of grant as well as other assumptions, including the estimated volatility over the term of the awards and the estimated period of time that we expect employees to hold their stock options, which is calculated using the simplified method allowed by SAB 107. As there is limited trading data related to our common stock, the expected volatility over the expected vesting term of our share-based compensation is based on the historical volatilities of similar companies. The risk-free interest rate assumption we use is based upon United States Treasury interest rates appropriate for the expected life of the awards. Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Actual results could differ from these estimates, which would impact our results from operations.

Income Taxes

We recorded a provision for income taxes of $11,609,000 during the year ended June 30, 2009. As part of the process of preparing consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we conduct business. This process involves estimating actual current tax expense and temporary differences between tax and financial reporting. Temporary differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We must assess the likelihood that deferred tax assets will be recovered from future taxable income. A valuation allowance is recognized to reduce deferred tax assets if, and to the extent that, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, estimates of future earnings in different tax jurisdictions and the expected timing of deferred income tax asset reversals. We believe that the determination to record a valuation allowance to reduce deferred income tax assets is a critical accounting estimate because it is based on an estimate of future taxable income in the various tax jurisdictions in which we do business, which is susceptible to change and may or may not occur, as well as the estimated timing of the reversal of temporary differences which create our deferred income tax assets, and because the impact of adjusting a valuation allowance may be material. In the event that actual results differ from estimates in future periods, and depending on the tax strategies that we may be able to implement, changes to the valuation allowance could impact our financial position and results of operations.

As part of our accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Amortization expense associated with acquired intangible assets is generally not tax deductible; however, deferred taxes have been recorded for non-deductible amortization expense as a part of the purchase price allocation process. We have taken into account the allocation of these identified intangibles among different taxing jurisdictions in establishing the related deferred tax liabilities. Income tax contingencies existing as of the acquisition dates of the acquired companies are evaluated quarterly and any adjustments are recorded as adjustments to (a) reduce to zero any goodwill related to the acquisition, (b) reduce to zero other noncurrent intangible assets related to the acquisition, and (c) reduce income tax expense.

In July 2006, the Financial Accounting Standards Boards (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. According to the interpretation the Company would recognize an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authority that has full knowledge of all relevant information, based on the technical merits of the position. The income tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon settlement with a taxing authority. FIN 48 also provides guidance on derecognition classification on the consolidated balance sheet, interest and penalties, accounting for interim periods, disclosure and transition. The determination of an uncertain tax position and the likelihood of it being realized requires critical judgment and estimates. We carefully assess each of the uncertain tax positions in order to determine the tax benefit that can be recognized in the consolidated financial statements.

We adopted FIN 48 effective July 1, 2007. As a result of the implementation of FIN 48 we reviewed our tax filing positions by jurisdiction and upon completion of the review did not record a provision for uncertain income tax positions as required by FIN 48. Going forward, we will record and/or disclose such potential tax liabilities, as appropriate, and will reasonably estimate our income tax liabilities and recoverable tax assets. If new information becomes available, adjustments will be charged against income at that time. We do not anticipate that such adjustments would have a material adverse effect on our consolidated financial position or liquidity; however, it is possible that the final outcomes could have a material impact on our reported results of operations.

Pensions

We have three noncontributory defined pension benefit plans that were frozen in 2003. Our pension plans and postretirement benefit plans are accounted for under SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R) using actuarial valuations required by SFAS No. 87 Employers’ Accounting for Pensions and SFAS No. 106 Employers’ Accounting for Postretirement Benefits Other Than Pensions. We consider accounting for employee benefit plans critical because we are required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, long-term return on plan assets, and mortality rates. Expected return on plan assets is determined based on historical results adjusted for anticipated market movements. Depending on the assumptions and estimates used, the pension benefit (expense) could vary within a range of outcomes and have a material effect on reported results. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding.

The weighted-average expected long-term rates of return on pension plan assets were 8.50% at both June 30, 2009 and 2008. This rate is determined annually by management based on a weighted average of current and historical market trends, historical and expected portfolio performance and the current and expected portfolio mix of investments. A 1.00% change in these expected long-term rates of return, with all other variables held constant, would not have a material impact on our pension expense.

The weighted-average discount rates for pension plan obligations were 6.25% and 6.75% at June 30, 2009 and 2008, respectively. The weighted-average discount rates for net period benefit (cost) were 6.75% and 6.25% at June 30, 2009 and 2008, respectively. These rates are used to calculate the present value of plan liabilities and are determined annually by management. The discount rate is established utilizing the Citigroup Pension Discount Curve. A 1.00% change in discount rate, with all other variables held constant, would not have a material impact on our pension expense and would impact the projected benefit obligation by approximately $2,250,000.

Results of Operations

Our results of operations are significantly affected by our recent acquisitions. We acquired GMI in November 2006, SG in November 2006, Globe Metais in January 2007, Solsil in February 2008 and Yonvey in May 2008. Accordingly, our results for the year ended June 30, 2009 and 2008 include the results of GMI, SG and Globe Metais for the entire period and include the results of Solsil for the four month period ended June 30, 2008 and for the entire year ended June 30, 2009. Results for the year ended June 30, 2009 include the results of Yonvey for the entire period, and one and a half months results are included for the year ended June 30, 2008. Our results for the fiscal year ended June 30, 2007, include the results of GMI and SG for approximately seven and a half months following their acquisitions and the results of Globe Metais for the five months following its acquisition.

GSM Fiscal Year Ended June 30, 2009 vs. 2008

Consolidated Operations

The following table presents consolidated operating results:

	Years Ended
	June 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
		(Dollars in thousands)

Results of Operations
Net sales	$426,291	452,639	(26,348)	(5.8)%
Cost of goods sold	324,535	346,227	(21,692)	(6.3)%
Selling, general and administrative expenses	61,823	48,548	13,275	27.3%
Research and development	1,394	901	493	54.7%
Goodwill and intangible asset impairment	69,704	—	69,704	NA
Restructuring charges	1,711	—	1,711	NA

Operating (loss) income	(32,876)	56,963	(89,839)	(157.7)%
Interest (expense) income, net	(6,218)	(7,026)	808	(11.5)%
Other income	5,319	1,741	3,578	205.5%

(Loss) income before provision for income taxes and losses attributable to minority interest	(33,775)	51,678	(85,453)	(165.4)%
Provision for income taxes	11,609	15,936	(4,327)	(23.4)%
Losses attributable to minority interest, net of tax	3,403	721	2,682	(372.0)%

Net (loss) income attributable to common stock	$(41,981)	36,463	(79,045)	(216.8)%

Net Sales:

	Year Ended June 30, 2009			Year Ended June 30, 2008
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
	(Unaudited)

Silicon metal	$257,571	100,461	$2,564	$329,278	145,675	$2,260
Silicon-based alloys	141,356	59,554	2,374	105,327	68,731	1,532

Silicon metal and silicon-based alloys	398,927	160,015	2,493	434,605	214,406	2,027
Silica fume and other	27,364			18,034

Total net sales	$426,291			$452,639

The decrease in net sales of $26,348,000 was primarily attributable to a 25% decline in volumes caused by the global economic crisis which was partially offset by a 23% increase in pricing. The volume decreases are comprised of a 31% and 13% decrease in silicon metal and silicon-based alloy tons sold, respectively, and resulted in decreased net sales of approximately $116,263,000. Pricing increases were comprised of a 13% and 55% increase in silicon metal and silicon-based alloys average selling prices, respectively, and resulted in increased net sales of approximately $80,585,000. Silica fume and other revenue increased by $9,330,000 primarily due to the timing of the Yonvey acquisition in China, a carbon electrode production facility, in May 2008 and an increase in the sale of by-products.

Cost of Goods Sold:

The decrease in the cost of goods sold of $21,692,000 represented a 6% year-over-year decrease in costs which is significantly less than the 25% or 54,391 metric tons decrease in year-over-year volumes. The disproportionate decrease in costs was due to the impact of the Yonvey and Solsil acquisitions, lower factory capacity utilization, increased power costs, and increased electrode costs. The acquisition of Solsil in February

2008, contributed incremental cost of goods sold of approximately $6,475,000. The cost of goods sold at Yonvey and Solsil for fiscal 2009 includes inventory write-downs of $5,835,000. Power costs increased due to a new rate structure at Globe Metais which started on July 1, 2008. Power costs at Globe Metais were $14,186,000 higher than they would have been if power rates remained constant. At GMI power rates were higher due to fixed demand charges being allocated over lower volume and power tariff increases at all GMI production facilities. Power costs at GMI were $10,234,000 higher than they would have been if power costs remained constant. We idled certain furnaces at all of our facilities in the second half of fiscal 2009, resulting in a significant reduction in the absorption of fixed costs.

Gross margin represented approximately 24% of net sales in fiscal 2008 and remained comparable in fiscal 2009 as a result of higher average selling prices offset by higher power costs, inventory write-downs, and lower capacity utilization.

Selling, General and Administrative:

The increase in selling, general and administrative expenses of $13,275,000 was primarily due to: the timing of the Solsil and Yonvey acquisitions in fiscal 2008, which contributed increases of $569,000 and $3,007,000, respectively; $2,527,000 of deferring offering costs written off because our initial public offering was postponed by more than 90 days; executive bonuses and bonus accruals at corporate which increased by approximately $7,460,000, including a special, one-time discretionary bonus of $5,000,000 paid to our Executive Chairman; and, an increase of $2,250,000 in salaries and benefits related to increased infrastructure in advance our initial public offering. These increases were partially offset by a reduction of share-based compensation expense of $1,781,000.

Research and Development:

The increase in research and development expenses of $493,000 was primarily due to the acquisition of Solsil in February 2008, which contributed an incremental $679,000 of expenses, partially offset by a decrease of $333,000 at Globe Metais as certain projects that were underway in the prior year were completed.

Goodwill and Intangible Asset Impairment:

Goodwill and intangible asset impairment for fiscal 2009 was approximately $69,704,000 and was associated with the Solsil business unit. The global economic slowdown, combined with a decrease in oil prices, caused a sharp decline in product price and demand for upgraded metallurgical grade silicon. As a result, it was determined that the value of the Solsil business unit no longer supported its goodwill and intangible asset balances. We have completed our annual impairment assessments for each of our business units, and determined that no further impairment losses exist at June 30, 2009.

Net Interest Expense:

Net interest expense decreased by $808,000 due to the refinancing and repayment of credit facilities at GMI and Globe Metais, which resulted in overall lower average debt balances, partially offset by lower interest income as a result of reduced interest rates.

Other Income:

Other income increased by $3,578,000 primarily due to year-over-year foreign exchange gains at Corporate and Globe Metais. Corporate had a year-over-year gain of $1,411,000 related to a non U.S. dollar denominated liability. Globe Metais had a fiscal 2009 foreign exchange loss of $2,714,000 associated with the revaluation of long-term reais denominated tax liabilities offset by a gain of $4,789,000 on our foreign exchange forward contracts, resulting in a net gain of $2,075,000 in fiscal 2009, compared to a net gain of $1,651,000 in fiscal 2008. GMI also reported a gain of $1,002,000 due to the settlement of litigation and $448,000 higher income from certain nonoperational third party transactions.

Provision for Income Taxes:

Income taxes as a percentage of pre-tax income were approximately (34)% or $11,609,000 in fiscal 2009 and 31% or $15,936,000 in fiscal 2008, respectively. The change in our tax provision was primarily due to the fact that the one-time goodwill impairment charge arose from a non-taxable acquisition and no tax benefit was obtained from the goodwill impairment. In addition, the change in the level of earnings and losses within the various tax jurisdictions in which we operate also impacted the effective tax rate.

We currently operate under tax holidays in Brazil and Argentina. In Brazil, we are operating under a tax holiday which taxes our manufacturing income at the preferential rate of 15.25% compared to a statutory rate of 34%. The tax holiday in Brazil expires in 2016. In Argentina, our manufacturing income is taxed at a preferential rate which varies based on production levels from our Argentine facilities. The statutory rate in Argentina is 35%. The tax holiday in Argentina expires in 2012.

Segment Operations

GMI

	Years Ended
	June 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
		(Dollars in thousands)

Results of Operations
Net sales	$277,466	308,074	(30,608)	(9.9)%
Cost of goods sold	206,712	241,028	(34,316)	(14.2)%
Selling, general and administrative expenses	23,126	21,702	1,424	6.6%
Restructuring charges	281	—	281	NA

Operating income	$47,347	45,344	2,003	4.4%

•	Net sales decreased $30,608,000 from the prior year to $277,466,000. The decrease was primarily attributable to a 25% decrease in volumes partially offset by a 23% increase in average selling price. Silicon metal volumes were down 33% due to a decline in demand from our silicone and aluminum customers. Silicon-based alloy volumes were down only 8% due to a reduction in our magnesium ferrosilicon volumes, offset by increases in ferrosilicon products. Pricing for silicon metal was up 14%, due to an increase in spot pricing moderated by our long-term fixed-price contracts, while pricing for silicon-based alloys was up 59%.

•	Operating income increased by $2,003,000 from the prior year to $47,347,000. This was primarily due to an increase in the average selling price offset by volume declines, increased production costs and increased selling, general and administrative expenses. Cost of goods sold decreased 14% while volumes decreased 25%. This increase in cost per ton sold was due to increased power costs, higher electrode prices and reduced capacity utilization. Power rates were higher due to fixed demand charges being allocated over lower volume and power tariff increases at all GMI production facilities. Power costs at GMI were $10,234,000 higher than they would have been if power cost per ton sold remained constant from 2008 to 2009. Salaries and benefits for employees involved in selling, general and administrative activities increased by approximately $1,904,000 at GMI, due to increased headcount and increased pension expenses as a result of plan asset losses.

Globe Metais

	Years Ended
	June 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
		(Dollars in thousands)

Results of Operations
Net sales	$95,096	108,218	(13,122)	(12.1)%
Cost of goods sold	71,164	74,552	(3,388)	(4.5)%
Selling, general and administrative expenses	8,800	9,817	(1,017)	(10.4)%
Research and development	130	463	(333)	(71.9)%
Restructuring charges	400	—	400	NA

Operating income	$14,602	23,386	(8,784)	(37.6)%

•	Net sales decreased $13,122,000 from the prior year to $95,096,000. The decrease was primarily attributable to a 31% decrease in volume of silicon metal partially offset by a 30% increase in average selling price. Volumes decreased due to the global reduction in demand for silicones and aluminum. The decrease in domestic Brazilian demand was most pronounced in the second half of 2009.

•	Operating income decreased by $8,784,000 from the prior year to $14,602,000. The decrease was due primarily to lower sales volumes, and a corresponding reduction in capacity utilization, along with a significant increase in power rates. The new power contract rate structure began on July 1, 2008. Power costs at Globe Metais were $14,186,000 higher than they would have been had power rates per ton sold remained constant from fiscal 2008 to 2009. As a result, cost of goods sold decreased 5%, while volumes decreased 31%. These adverse changes were partially offset by an increase in average selling price of silicon metal and a decrease in selling, general and administrative expenses due to a decrease in the use of outside services.

Globe Metales

	Years Ended
	June 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
		(Dollars in thousands)

Results of Operations
Net sales	$50,731	42,090	8,641	20.5%
Cost of goods sold	31,544	34,440	(2,896)	(8.4)%
Selling, general and administrative expenses	3,560	2,680	880	32.8%
Restructuring charges	678	—	678	NA

Operating income	$14,949	4,970	9,979	200.8%

•	Net sales increased $8,641,000 from the prior year to $50,731,000. The increase was primarily attributable to a 57% increase in average selling prices led by calcium silicon price increases, offset by a 24% decrease in volume. Volumes were down across all products except for ferrosilicon-based products.

•	Operating income increased $9,979,000 from the prior year to $14,949,000. The increase was primarily due to an increase in average selling price partially offset by a decrease in volume, the accrual of a power surcharge associated with a potential penalty for excess power usage, and an increase in selling, general and administrative expenses. Cost of goods sold decreased 8% while volumes decreased 24%. This increase in cost per ton sold was due to increased power costs and reduced capacity utilization.

Solsil

	Years Ended
	June 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
		(Dollars in thousands)

Results of Operations
Net sales	$2,202	1,532	670	43.7%
Cost of goods sold	9,808	3,333	6,475	194.3%
Selling, general and administrative expenses	1,183	614	569	92.7%
Research and development	1,117	438	679	155.0%
Restructuring charges	187	—	187	NA
Goodwill and intangible asset impairment	69,704	—	69,704	NA

Operating loss	$(79,797)	(2,853)	(76,944)	(2,697.0)%

•	Net sales increased $670,000 from the prior year to $2,202,000 due to an increase in average selling prices during the first half of our fiscal year. In the second half of the year, Solsil was focused on research and development projects and was not producing material for commercial sale.

•	Cost of goods sold increased $6,475,000 from the prior year to $9,808,000, partially due to the timing of the acquisition of Solsil in February 2008. Cost of goods sold in 2009 was approximately $7,606,000 in excess of net sales, reflecting Solsil’s efforts to refine its production process. Cost of goods sold also included an inventory write-down of $1,956,000. Solsil recorded a goodwill and intangible asset impairment in fiscal 2009 of $69,704,000. The global economic slowdown, combined with the decrease in oil prices, caused a sharp decline in product price and demand for upgraded metallurgical grade silicon. As a result, it was determined that the value of the Solsil business unit no longer supported its goodwill and intangible asset balances.

Corporate

	Years Ended
	June 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Results of Operations
Selling, general and administrative expenses	$21,302	12,760	8,542	66.9%
Restructuring charges	95	—	95	NA

Operating loss	$(21,397)	(12,760)	(8,637)	67.7%

•	Selling, general and administrative expenses increased $8,542,000 from the prior year to $21,302,000. This was primarily due to a special, one-time discretionary bonus of $5,000,000 paid to our Executive Chairman in recognition of his distinguished service from our inception through December 31, 2008, an executive level bonus accrual of $2,300,000 for calendar year 2009, the write-off of $2,527,000 of deferred offering costs as a result of the fact that our proposed initial public offering was postponed more than 90 days and increased infrastructure in advance of our initial public offering. These increases were offset by a decrease in share-based compensation of $1,781,000.

GSM Fiscal Year Ended June 30, 2008 vs. 2007

Consolidated Operations

The following table presents consolidated operating results:

	Years Ended
	June 30,		Increase	Percentage
	2008	2007	(Decrease)	Change
	(Dollars in thousands)

Results of Operations
Net sales	$452,639	221,928	230,711	104.0%
Cost of goods sold	346,227	184,122	162,105	88.0%
Selling, general and administrative expenses	48,548	18,541	30,007	161.8%
Research and development	901	120	781	650.8%

Operating income	56,963	19,145	37,818	197.5%
Interest (expense) income, net	(7,026)	623	(7,649)	(1227.8%)
Other income (expense)	1,741	(119)	1,860	(1563.0%)

Income before provision for income taxes, deferred interest attributable to common stock subject to redemption, and losses attributable to minority interest	51,678	19,649	32,029	163.0%
Provision for income taxes	15,936	7,047	8,889	126.1%
Deferred interest attributable to common stock subject to redemption	—	(768)	768	NA
Losses attributable to minority interest, net of tax	721	—	721	NA

Net income attributable to common stock	$36,463	11,834	24,629	208.1%

Net Sales:

	Year Ended June 30, 2008			Year Ended June 30, 2007
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
	(Unaudited)

Silicon metal	$329,278	145,675	$2,260	$155,587	92,210	$1,687
Silicon-based alloys	105,327	68,731	1,532	58,189	41,706	1,395

Silicon metal and silicon-based alloys	434,605	214,406	2,027	$213,776	133,916	$1,596
Silica fume and other	18,034			8,152

Total net sales	$452,639			$221,928

The increase in net sales was primarily attributable to significant price increases and the timing of acquisitions. GMI, Globe Metais and Globe Metales were all acquired during fiscal 2007. Fiscal 2008 revenues for these entities exceeded their fiscal 2007 revenues by $135,900,000, $80,612,000 and $20,706,000, respectively. These increases represented additional volume in fiscal 2008 as well as the effect of price increases. In total, price increases in silicon metal, magnesium ferrosilicon and calcium silicon products increased revenue by approximately $92,409,000. The acquisitions of Solsil in February 2008 and Yonvey in May 2008 contributed net sales of approximately $1,532,000 and $876,000, respectively, in the fiscal year ended June 30, 2008.

Cost of Goods Sold:

The increase in cost of goods sold was primarily attributable to the timing of the acquisitions of GMI, Globe Metais and Globe Metales during fiscal 2007, resulting in incremental cost of goods sold of approximately $65,900,000, $45,100,000 and $9,000,000, respectively, in the fiscal year ended June 30, 2008. The acquisitions of Solsil in February 2008 and Yonvey in May 2008 contributed cost of goods sold of approximately $3,333,000 and $1,142,000, respectively, in the fiscal year ended June 30, 2008. Additionally, cost of goods sold increased by $32,700,000, $6,400,000 and $6,500,000, primarily due to higher prices for raw materials, power and increased labor costs, at GMI, Globe Metais and Globe Metales, respectively. These cost increases were more than offset by the sales price increases noted above.

Gross margin represented approximately 24% of net sales in 2008 versus approximately 17% of net sales in 2007, an improvement in gross margin of approximately 41%, primarily reflecting higher sales prices partially offset by higher raw material prices, power and labor costs.

Selling, General and Administrative:

The acquisitions of GMI, Globe Metais and Globe Metales during fiscal 2007 resulted in incremental expenses of approximately $5,400,000, $3,000,000, and $700,000, respectively, in the fiscal year ended June 30, 2008. The acquisition of Solsil in February 2008 and Yonvey in May 2008 contributed expenses of approximately $558,000 and $266,000, respectively, in the fiscal year ended June 30, 2008. The remaining increase at GMI was primarily due to higher legal fees of approximately $1,200,000 and increased salary and benefits of approximately $1,100,000. The remaining increase at Globe Metais was primarily due to higher forest security costs of approximately $1,100,000, increased information system costs of $1,100,000, increased professional fees of $600,000, and increased salary and benefits of approximately $500,000. Corporate expenses increased by $10,890,000 due to increased stock option expenses, professional fees and salary and benefits.

Research and Development:

The increase in research and development costs in 2008 was primarily due to the acquisition of Solsil in February 2008.

Other (Expense) Income:

The acquisitions of GMI, Globe Metais and Globe Metales during fiscal 2007 resulted in incremental interest expense of approximately $1,900,000, $1,500,000, and $500,000, respectively, in the fiscal year ended June 30, 2008. Other expense decreased by approximately $700,000 primarily due to lower legal fees related to the Westbrook Resources Limited litigation. Interest income was lower by approximately $3,200,000 due to a reduction of cash resulting from the acquisitions of GMI, Globe Metais and Globe Metales. Additionally, GMI recorded an insurance recovery of approximately $700,000 in fiscal 2008.

Provision for Income Taxes:

Income taxes as a percentage of pretax income were approximately 36% or $7,047,000, in fiscal 2007 and approximately 31% or $15,936,000, in fiscal 2008. The changes in our income tax provision were a result of changes in the level of earnings and losses within the various tax jurisdictions in which we operate, as well as the impact of tax exempt interest and foreign tax rate differentials and tax holidays associated with our Globe Metales and Globe Metais acquisitions.

We currently operate under tax holidays in Brazil and Argentina. In Brazil, we are operating under a tax holiday which taxes our manufacturing income at the preferential rate of 15.25% compared to a statutory rate of 34%. The tax holiday in Brazil expires in 2016. In Argentina, our manufacturing income is taxed at a preferential rate which varies based on production levels from our Argentine facilities. The statutory rate in Argentina is 35%. The tax holiday in Argentina expires in 2012.

Deferred Interest Subject to Redemption:

This amount represents interest income attributable to stockholders who elected to redeem their shares at the time of the GMI acquisition in November 2006.

Segment Operations

GMI

	Years Ended
	June 30,		Increase	Percentage
	2008	2007	(Decrease)	Change
	(Dollars in thousands)

Results of Operations
Net sales	$308,074	172,158	135,916	78.9%
Cost of goods sold	241,028	141,125	99,903	70.8%
Selling, general and administrative expenses	21,702	12,114	9,588	79.1%

Operating income	$45,344	18,919	26,425	139.7%

•	Net sales increased $135,916,000 from fiscal 2007 to $308,074,000. The increase was primarily attributable to the timing of the acquisition of GMI and significant price increases. In total, volume and pricing increased 46% and 21%, respectively.

•	Operating income increased by $26,425,000 from fiscal 2007 to $45,344,000 due primarily to significant price increases and the timing of the acquisition offset partially by an increase in the cost of raw materials, power, and labor.

Globe Metais

	Years Ended
	June 30,		Increase	Percentage
	2008	2007	(Decrease)	Change
	(Dollars in thousands)

Results of Operations
Net sales	$108,218	27,606	80,612	292.0%
Cost of goods sold	74,552	22,867	51,685	226.0%
Selling, general and administrative expenses	9,817	2,566	7,251	282.6%
Research and development	463	—	463	NA

Operating income	$23,386	2,173	21,213	976.2%

•	Net sales increased $80,612,000 from fiscal 2007 to $108,218,000. The increase was primarily attributable to the timing of the acquisition of Metais and a significant increase in the average selling price of silicon metal. In total, volume and pricing increased 242% and 20%, respectively.

•	Operating income increased by $21,213,000 from fiscal 2007 to $23,386,000 due primarily to the timing of the acquisition, significant price increases, and a decrease in the per ton cost of production, offset partially by an increase in monthly selling, general and administrative expenses.

Globe Metales

	Years Ended
	June 30,		Increase	Percentage
	2008	2007	(Decrease)	Change
	(Dollars in thousands)

Results of Operations
Net sales	$42,090	21,384	20,706	96.8%
Cost of goods sold	34,440	19,028	15,412	81.0%
Selling, general and administrative expenses	2,680	1,575	1,105	70.2%

Operating income	$4,970	781	4,189	536.4%

•	Net sales increased $20,706,000 from fiscal 2007 to $42,090,000. The increase was primarily attributable to the timing of the acquisition of Metales and significant price increases. In total, volume and pricing increased 49% and 32%, respectively.

•	Operating income increased $4,189,000 from fiscal 2007 to $4,970,000 due primarily to the timing of the acquisition and significant price increases offset partially by higher raw material costs.

Solsil

	Years Ended
	June 30,		Increase	Percentage
	2008	2007	(Decrease)	Change
	(Dollars in thousands)

Results of Operations
Net sales	$1,532	—	1,532	NA
Cost of goods sold	3,333	—	3,333	NA
Selling, general and administrative expenses	614	—	614	NA
Research and development	438	—	438	NA

Operating loss	$(2,853)	—	(2,853)	NA

•	The acquisition of Solsil in February 2008 contributed net sales of $1,532,000 and an operating loss of $2,853,000. Cost of goods sold in excess of sales and research and development expenses reflected Solsil’s efforts to refine its production process.

Corporate

	Years Ended
	June 30,		Increase	Percentage
	2008	2007	(Decrease)	Change
	(Dollars in thousands)

Results of Operations
Selling, general and administrative expenses	$12,760	1,870	10,890	582.4%

Operating loss	$(12,760)	(1,870)	(10,890)	582.4%

•	Selling, general and administrative expense increased $10,890,000 from fiscal 2007 to $12,760,000. Share-based compensation expense at Corporate increased by approximately $7,700,000 over 2007 due to an increase in our common share price and additional stock option grants. Professional fees at Corporate increased by approximately $4,600,000 due primarily to the performance of the 2007 audit and a portion of the 2008 audit, which were both charged in 2008. In addition, Corporate salary and benefits increased by $1,700,000 related to the creation of a corporate staff. Excluding the impact of share-based compensation, selling, general and administrative costs increased from approximately 8% as a percentage of company-wide net sales in 2007 to 9% as a percentage of company-wide net sales in 2008.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are cash flows from operations and available borrowings under GMI’s revolving credit facility. At June 30, 2009, our cash and cash equivalents balance was approximately $61,876,000. At June 30, 2009, we had $34,560,000 available on a revolving credit facility; there was no outstanding balance on the revolving credit facility at June 30, 2009, however, there were outstanding letters of credit in the amount of $440,000 associated with foreign supplier contracts. Subsequent to June 30, 2009 our cash and cash equivalents balance increased by $34,956,000 from the proceeds received from our U.S. initial public offering which was completed on August 4, 2009. Our subsidiaries borrow funds in order to finance capital expansion programs. The terms of certain of those financing arrangements place restrictions on distributions of funds to us, however, we do not expect this to have an impact on our ability to meet our cash obligations. We believe we have access to adequate resources to meet our needs for normal operating costs, capital expenditure, mandatory debt redemptions, and working capital for our existing business. These resources include cash and cash equivalents, cash provided by operating activities, and unused lines of credit. Given the current uncertainty in the financial markets, our ability to access capital and the terms under which we can do so may change. Should we be required to raise capital in this environment, potential outcomes might include higher borrowing costs, less available capital, more stringent terms and tighter covenants, or in extreme conditions, an inability to raise capital. We estimate that our fiscal 2010 capital expenditures will be approximately $20,000,000, which includes approximately $12,000,000 for maintenance capital expenditures and approximately $8,000,000 for scheduled enhancement projects. This amount could increase if we undertake additional projects. Our ability to satisfy debt service obligations, to fund planned capital expenditures and make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in our industry as well as financial, business and other factors, some of which are beyond our control.

A summary of our revolving credit agreements is as follows:

Senior Credit Facility — This credit facility of our subsidiary, GMI, was due to expire in November 2009. Interest on the facility accrued at the London Interbank Offered Rate (LIBOR) or prime, at our option, plus an applicable margin percentage. At June 30, 2008, the interest rate on the borrowing was 6.3%, equal to prime plus 1.25%. The total commitment on this portion of the credit facility included approximately $2,222,000 for letters of credit associated with foreign supplier contracts. The credit facility was secured by substantially all of the assets of GMI and was subject to certain restrictive and financial covenants, which included limits on additional debt, restrictions on capital expenditures, restrictions on dividend and other equity distributions, and certain minimum interest, debt service, and leverage ratios.

On September 18, 2008, GMI refinanced its credit facility with a $75,000,000 credit facility, comprised of a five-year senior secured term loan in an aggregate principal amount of $40,000,000 and a revolving credit facility of $35,000,000. Interest on the term loan accrues at LIBOR plus an applicable margin percentage or, at our option, prime plus an applicable margin percentage. Principal payments are due in quarterly installments of $2,105,000, commencing on December 31, 2008, and the unpaid principal balance is due in full in September 2013, subject to certain mandatory prepayments. Interest on advances under the revolving credit facility accrues at LIBOR plus an applicable margin percentage or, at our option, prime plus an applicable margin percentage. The amount available under the revolving credit facility is subject to a borrowing base calculation, and the total commitment on the revolving credit facility includes $10,000,000 for letters of credit associated with foreign supplier contracts. The credit facility is secured by substantially all of the assets of GMI and its principal subsidiary, West Virginia Alloys, and is subject to certain restrictive and financial covenants, which include limits on additional debt, restrictions on capital expenditures, restrictions on dividend and other equity distributions, a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization and minimum net worth and interest coverage requirements. The commitment under the revolving credit facility may be withdrawn if we default under the terms of these covenants or fail to remit payments when due. We were in compliance with the loan covenants at June 30, 2009.

In conjunction with this refinancing both of our $8,500,000 junior subordinated term loans were paid in full.

Export Financing Agreements — Our Argentine and Brazilian subsidiaries maintain various short-term export financing arrangements. The terms of these agreements are generally between six and twelve months. Certain export accounts receivable balances are pledged as collateral against these borrowings. As of June 30, 2009 these balances have been fully repaid.

Other — Our subsidiary Yonvey has approximately $6,587,000 in outstanding promissory notes, which mature through May 2010. The notes accrue interest at rates ranging from 5.3% to 11.2% at June 30, 2009. The promissory notes are secured by certain Yonvey assets.

Cash Flows

The financial information for the Successor periods are not comparable to the Predecessor periods because the Predecessor periods do not include results of subsequent acquisitions, including Globe Metais and Globe Metales. Additionally, the 2007 Successor period includes the results of GMI and its consolidated subsidiaries for only seven and a half months, since the date of its acquisition by GSM. The following table summarizes our primary sources (uses) of cash during the periods presented:

	Successor			Predecessor
	Year Ended June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Cash and cash equivalents at beginning of period	$73,994	$67,741	1,996	$—	2,601
Cash flows provided by operating activities	64,014	32,206	18,673	12,823	15,233
Cash flows (used in) provided by investing activities	(48,185)	(26,608)	67,668	(43,648)	(3,841)
Cash flows (used in) provided by financing activities	(27,954)	605	(20,596)	30,825	(13,993)
Effect of exchange rate changes on cash	7	50	—	—	—

Cash and cash equivalents at end of period	$61,876	$73,994	67,741	$—	—

Operating Activities:

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions.

Net cash provided by operating activities was approximately $64,014,000 and approximately $32,206,000 during fiscal 2009 and 2008, respectively. Excluding the impact of the one-time goodwill and intangible asset charge, the increase of approximately $31,808,000 in net cash provided by operating activities from 2008 to 2009 was due to stronger operating results fueled by increased product pricing and decreases in accounts receivable as a result of a decline in net sales in the fourth quarter of fiscal 2009 as compared with the same period in the prior year. This increase was only partially offset by decreased volume, and a decrease in accounts payable as a result of lower purchases and production levels in the fiscal fourth quarter.

Net cash provided by operating activities was approximately $32,206,000 and approximately $18,673,000 during fiscal 2008 and 2007, respectively. The approximately $13,533,000 increase in net cash provided by operating activities from 2007 to 2008 was due to stronger operating results, fueled by increased pricing and a full year of operations of the acquired GMI, SG and Globe Metais businesses, offset by increases in net working capital. Working capital increased primarily due to increases in accounts receivable from higher realized pricing and increases in inventories, mainly electrodes, in anticipation of increased prices and longer required lead times as sourcing was shifted to Asia.

Investing Activities:

Net cash used in investing activities was approximately $48,185,000 and approximately $26,608,000 during the fiscal 2009 and 2008, respectively. Year over year capital expenditures increased from approximately $22,357,000 to $51,437,000 mainly due to capital investment in the reopening and expansion of the Niagara Falls facility, capital investment to increase UMG silicon capacity of Solsil, and capital improvements at Yonvey. Net cash used in investing activities of approximately $2,987,000 in fiscal 2008 was for the purchase of U.S. government treasury securities which were subsequently sold in fiscal 2009 resulting in cash provided of approximately $2,987,000.

Net cash (used in) provided by investing activities was approximately $(26,608,000) and approximately $67,668,000 during the fiscal 2008 and 2007, respectively. Year over year capital expenditures increased from approximately $8,629,000 to approximately $22,357,000 mainly due to capital improvements, including improvements to enhance the productivity, efficiency, and extend the useful life of our furnaces at our GMI facilities. The impact of capital expenditures was offset by net cash provided from investing activities in 2007 which came from the release of the proceeds of our 2006 securities offering upon the acquisition of GMI in the amount of approximately $190,192,000, offset by the cash used in the GMI, SG and Globe Metais acquisitions of approximately $104,894,000.

Financing Activities:

Net cash (used in) provided by financing activities was approximately $(27,954,000) and approximately $605,000 during the fiscal 2009 and 2008, respectively. During fiscal 2009, cash was used for the payment of debt in the amount of approximately $28,041,000, while in fiscal 2008, cash used for the payment of debt in the amount of approximately $23,192,000 was offset by the borrowing of approximately $21,666,000, including a $20,000,000 term loan in Brazil. Cash provided by the exercise of warrants decreased by approximately $2,665,000 in fiscal 2009 as compared to fiscal 2008.

Net cash provided by (used in) financing activities was approximately $605,000 and approximately $(20,596,000) during fiscal 2008 and 2007, respectively. The increase of approximately $21,201,000 in cash provided by financing activities was mainly due to the redemption of certain GSM shares for approximately $42,802,000 and the payment of dividends of approximately $3,257,000 that occurred in 2007 but were not repeated in 2008. Cash was used for the payment of debt in the amount of approximately $1,525,000 in 2008 while cash was provided by the borrowing of approximately $6,975,000 in 2007. Cash provided by warrant exercises decreased by approximately $15,960,000 year over year.

Exchange Rate Change on Cash:

The effect of exchange rate changes on cash was related to fluctuations in renminbi, the functional currency of our Chinese subsidiary, Yonvey.

Commitments and Contractual Obligations

The following tables summarize our contractual obligations at June 30, 2009 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

Contractual Obligations		Less than	One to	Three to	More than
(as of June 30, 2009)	Total	One Year	Three Years	Five Years	5 Years
	(Dollars in thousands)

Long-term debt obligations(1)	$52,925	16,561	27,943	8,421	—
Interest on long-term debt(2)	2,681	1,363	1,210	108	—
Operating lease obligations(3)	4,361	1,523	1,914	924	—
Purchase obligations(4)	29,772	16,272	13,500	—	—

Total	$89,739	35,719	44,567	9,453	—

(1)	Debt includes principal repayments on GMI’s senior term loan, export financing arrangements and other loans used by our subsidiaries, Metais and Yonvey. All outstanding debt instruments are assumed to remain outstanding until their respective due dates. See our June 30, 2009, 2008 and 2007 consolidated financial statements for further details.

(2)	Estimated interest payments on our long-term debt assuming that all outstanding debt instruments will remain outstanding until their respective due dates. A portion of our interest is variable rate so actual payments will vary with changes in LIBOR and prime. This balance excludes interest from our revolving credit agreements. See our June 30, 2009, 2008 and 2007 consolidated financial statements for further details.

(3)	Represents minimum rental commitments under noncancelable leases for machinery and equipment, automobiles, and rail cars.

(4)	Purchase obligations include contractual commitments under various long and short-term take or pay arrangements with suppliers. These obligations include commitments to purchase magnesium raw material which specifies a minimum purchase quantity through the end of the calendar year 2009. In addition, GMI has entered into commitments to purchase coal which specify a minimum purchase quantity for calendar years 2009 through 2011.

The table above also excludes certain other obligations reflected in our consolidated balance sheet, including estimated funding for pension obligations, for which the timing of payments may vary based on changes in the fair value of pension plan assets and actuarial assumptions. We expect to contribute approximately $756,000 to our pension plans for the year ended June 30, 2010. Additionally, the table excludes a $10,000,000 advance received by Solsil for research and development services and facilities construction which would be refundable to BP Solar International if Solsil fails to perform under certain terms of the related agreement.

Internal Controls and Procedures

We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending June 30, 2010. At June 30, 2008, we identified certain deficiencies in our internal controls that we considered to be material weaknesses and significant deficiencies. These material weaknesses and significant deficiencies in internal control over financial reporting related to deficiencies in our information technology general controls, entity-level controls and process-level controls, and our failure to maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements and business environment.

We believe that we have remediated these material weaknesses and certain significant deficiencies as of June 30, 2009, but the corrective actions we have taken have not been fully tested and may not adequately resolve the remaining significant deficiencies. Management intends to complete its control assessment and cure any remaining significant deficiencies by the end of fiscal 2010, when our management must provide an assessment of the effectiveness of our internal controls and procedures and our auditors must provide an attestation thereof.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements or relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Litigation and Contingencies

Through April 30, 2008, we paid an aggregate amount of approximately $2,680,000, including damages, legal fees and related interest, pursuant to a judgment relating to a lawsuit over a contract to purchase manganese ore. In April 2008, we appealed this judgment and in April 2009 our appeal was dismissed and we were ordered to pay an additional $117,000 for legal fees to the counter-party. We are not subject to any further liability for this matter.

We are subject to various lawsuits, claims and proceedings that arise in the normal course of business, including employment, commercial, environmental, safety and health matters, as well as claims associated with our historical acquisitions. Although it is not presently possible to determine the outcome of these matters, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

At June 30, 2009 and June 30, 2008, there are no liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

Long-Term Debt

Long-term debt comprised the following:

	June 30,	June 30,
	2009	2008
	(Dollars in thousands)

Senior term loan	$33,684	18,640
Junior subordinated term loan	—	8,500
Junior subordinated term loan	—	8,500
Export prepayment financing	17,000	20,000
Export financing	—	9,450
Other	2,241	3,975

Total long-term debt	52,925	69,065
Less current portion of long-term debt	(16,561)	(17,045)

Long-term debt, net of current portion	$36,364	52,020

Senior Term Loan — On September 18, 2008, GMI refinanced its revolving credit facility and senior term loan with a $75,000,000 credit facility, comprised of a five-year senior secured term loan in an aggregate principal amount of $40,000,000 and a revolving credit facility of $35,000,000. Interest on the senior term loan accrues at LIBOR plus an applicable margin percentage or, at our option, prime plus an applicable margin percentage. Principal payments are due in quarterly installments of $2,105,000, commencing on December 31, 2008, and the unpaid principal balance is due in full in September 2013, subject to certain mandatory prepayments. The interest rate on this loan was 2.56%, equal to LIBOR plus 2.25%, at June 30, 2009. The senior term loan is secured by substantially all of the assets of GMI and its principal subsidiary, West Virginia Alloys, and is subject to certain restrictive and financial covenants, which include limits on additional debt, restrictions on capital expenditures, restrictions on dividend and other equity distributions, a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization and minimum net worth and interest coverage requirements. We were in compliance with these loan covenants at June 30, 2009.

Junior Subordinated Term Loans — In connection with GMI’s $75,000,000 credit facility, the junior subordinated term loans were paid in full.

Export Prepayment Financing — Our Brazilian subsidiary has entered into a $20,000,000 export financing arrangement maturing January 31, 2012. The arrangement carries an interest rate of LIBOR plus 2.5%, paid semi-annually. At June 30, 2009, the interest rate on this loan was 4.13%. The principal is payable in seven, semi-annual installments starting in February 2009, with six installments of $3,000,000 and one final installment of $2,000,000. As collateral, our subsidiary has pledged certain third party customers’ export receivables, 100% of the subsidiary’s property, plant, and equipment, and 2,000 MT of metallic silicon with an approximate value of $5,706,000. The loan is subject to certain loan covenant restrictions such as limits on issuing dividends, disposal of pledged assets, and selling of forest areas. We were in compliance with the loan covenants at June 30, 2009. In addition, the proceeds from certain cash receipts during the sixty days prior to a loan installment payment date are restricted for payment of the respective installment.

Recently Implemented Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). The Company partially adopted SFAS 157 on July 1, 2008. This adoption did not have a material impact to the Company’s consolidated results of operations or financial condition. Pursuant to FASB Staff Position No. 157-2, the Company deferred adopting SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis until July 1, 2009. These include property, plant, and equipment; goodwill; other intangible assets; and investments in unconsolidated affiliates. SFAS 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The statement does not require any new fair value measures. The Company carries its derivative agreements, as well as available-for-sale securities, at fair value, determined using observable market based inputs. See our June 30, 2009, 2008 and 2007 consolidated financial statements for further information.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). This statement permits companies, at their option, to choose to measure many financial instruments and certain other items at fair value. If the option to use fair value is chosen, the statement requires additional disclosures related to the fair value measurements included in the financial statements. The Company elected to not fair value existing eligible items. Accordingly, the adoption of SFAS 159 had no impact on the Company’s consolidated results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company has provided the enhanced disclosures required by SFAS 161 in our June 30, 2009, 2008 and 2007 consolidated financial statements.

In March 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. The adoption of SFAS 162 had no impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). This statement explicitly defines when financial statements are issued or available for issue and requires companies to disclose the date through which subsequent events have been evaluated. See our June 30, 2009, 2008 and 2007 consolidated financial statements for further information.

Accounting Pronouncements to be Implemented

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a business combination and its effects. This statement establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to the Company’s business combinations for which the acquisition date is on or after July 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for the Company on July 1, 2009. The Company is currently assessing the potential effect of SFAS 160 on its results of operations and financial position.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement 140 (SFAS 166). The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement improves financial reporting by eliminating (1) the exceptions for qualifying special-purpose entities from the consolidation guidance and (2) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. This statement is effective for the Company on July 1, 2010. The Company is currently assessing the potential effect of SFAS 166 on its results of operations and financial position.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement amends FIN 46(R) to eliminate the quantitative-based risks and rewards calculation and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling interest in a variable interest entity. In addition, the statement requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity. This statement is effective for the Company on July 1, 2010. The Company is currently assessing the potential effect of SFAS 167 on its results of operations and financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS 168). The objective of this statement is to establish the FASB’s Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, except for SEC rules and interpretive releases, which are also authoritative U.S. GAAP for SEC registrants. The contents of the Codification will carry the same level of authority, eliminating the four-level U.S. GAAP hierarchy previously set forth in SFAS 162, which has been superseded by SFAS 168. The Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe SFAS 168 will have a significant impact on the Company’s consolidated results of operations or financial conditions.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks arising from adverse changes in:

•	commodity prices,

•	interest rates, and

•	foreign exchange rates

In the normal course of business, we manage these risks through a variety of strategies, including obtaining captive or long-term contracted raw material supplies and hedging strategies. Obtaining captive or long-term contracted raw material supplies involves the acquisition of companies or assets for the purpose of increasing our access to raw materials or the identification and effective implementation of long-term leasing rights or supply agreements. Our hedging strategies include the use of derivatives. Our derivatives do not qualify for hedge accounting under SFAS 133 and are marked to market through earnings. We do not use derivative instruments for trading or speculative purposes. The fair value of our derivatives fluctuate based on market rates and prices. The sensitivity of our derivatives to these market fluctuations is discussed below. See our June 30, 2009, 2008 and 2007 consolidated financial statements for further discussion of these derivatives and our hedging policies. See our “Critical Accounting Policies” for a discussion of the exposure of our pension plan assets to risks related to stock prices and discount rates.

Commodity Prices

We are exposed to price risk for certain raw materials and energy used in our production process. The raw materials and energy which we use are largely commodities subject to price volatility caused by changes in global supply and demand and governmental controls. We attempt to reduce the impact of increases in our raw material and energy costs by negotiating long-term contracts and through the acquisition of companies or assets for the purpose of increasing our access to raw materials with favorable pricing terms. We have entered into long-term power supply contracts that result in stable, favorably priced long-term commitments for the majority of our power needs. Additionally, we have long-term lease mining rights in the U.S. and Brazil that supply us with a substantial portion of our requirements for quartzite. In Brazil, we own a forest reserve which supplies our Brazilian operations with the wood necessary for woodchips and a majority of our charcoal. We also obtained a captive supply of electrodes, through our 2008 formation of a business combination in China.

To the extent that we have not mitigated our exposure to rising raw material and energy prices, we may not be able to increase our prices to offset such potential raw material or energy price increases which could have a material adverse effect on our results of operations and operating cash flows.

Interest Rates

We are exposed to market risk from changes in interest rates on certain of our long-term debt obligations.

At June 30, 2009, we had approximately $50,684,000 of variable rate debt. To manage our interest rate risk exposure and fulfill a requirement of our senior term loan, we have entered into interest rate cap and interest rate swap agreements with investment grade financial institutions. We do not engage in interest rate speculation, and no derivatives are held for trading purposes. All derivatives are accounted for using mark-to-market accounting. We believe it is not practical to designate our derivative instruments as hedging instruments as defined under SFAS 133, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Accordingly, we adjust derivative financial instruments to current market value through the consolidated statement of operations based on the fair value of the agreement as of period end. Although not designated as hedged items as defined under SFAS 133, these derivative instruments serve to significantly offset our interest rate risk. Gains or losses from these transactions offset gains or losses on the transactions being hedged.

In connection with GMI’s $75,000,000 credit facility, we entered into an interest rate cap arrangement and three interest rate swap agreements to reduce our exposure to interest rate fluctuations.

In October 2008, we entered into an interest rate cap arrangement to cap LIBOR on a $20,000,000 notional amount of debt, with the notional amount decreasing by $1,053,000 per quarter through the interest rate cap’s expiration on June 30, 2013. Under the interest rate cap, we capped LIBOR at a maximum of 4.5% over the life of the agreement.

In November 2008, we entered into an interest rate swap agreement involving the exchange of interest obligations relating to a $13,333,000 notional amount of debt, with the notional amount decreasing by $702,000 per quarter. Under the interest rate swap, we receive LIBOR in exchange for a fixed interest rate of 2.85% over the life of the agreement. The agreement expires in June 2013.

In January 2009, we entered into a second interest rate swap agreement involving the exchange of interest obligations relating to a $12,632,000 notional amount of debt, with the notional amount decreasing by

$702,000 per quarter. Under the interest rate swap, we receive LIBOR in exchange for a fixed interest rate of 1.66% over the life of the agreement. The agreement expires in June 2013.

In April 2009, we entered into a third interest rate swap agreement involving the exchange of interest obligations relating to an $11,228,000 notional amount of debt, with the notional amount decreasing by $702,000 per quarter. Under the interest rate swap, we receive LIBOR in exchange for a fixed interest rate of 2.05% over the life of the agreement. The agreement expires in June 2013.

Pursuant to the establishment of GMI’s $75,000,000 credit facility, we terminated our existing interest rate swap arrangement which was in place at June 30, 2008.

In connection with our Brazilian export financing arrangement, we entered into an interest rate swap agreement involving the exchange of interest obligations relating to a $14,000,000 notional amount of debt, with the notional amount decreasing by $3,000,000 on a semi-annual basis through August 2011, and a final $2,000,000 notional amount swapped for the six month period ended January 2012. Under the interest rate swap, we receive LIBOR in exchange for a fixed interest rate of 2.66% over the life of the agreement.

The $227,000 liability associated with the fair value of our interest rate derivative instruments at June 30, 2009 is included in other long-term liabilities.

If market interest rates were to increase or decrease by 10% for the full 2010 fiscal year as compared to the rates in effect at June 30, 2009, we estimate that the change would not have a material impact to our cash flows or results of operations.

Foreign Exchange Rates

We are exposed to market risk arising from changes in currency exchange rates as a result of operations outside the United States, principally in Brazil, Argentina, and China. A portion of our sales generated from our non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of our operating costs for our non-U.S. operations are denominated in local currencies, principally the Brazilian real, Argentine peso, and the Chinese renminbi. Consequently, the translated U.S. dollar value of our non-U.S. dollar sales, and related accounts receivable balances, and our operating costs are subject to currency exchange rate fluctuations. Currency exchange rate fluctuations may favorably or unfavorably impact reported earnings as changes are reported directly in our consolidated statement of operations, and may affect comparability of period-to-period operating results. At June 30, 2009, we had entered into a series of foreign currency forward contracts to hedge a portion of its foreign currency exposure to the Brazilian real, covering approximately 29,542,000 reais, expiring at dates ranging from July 2009 to December 2009, at an average exchange rate of 2.43 real to $1.00 U.S. dollar. The $3,243,000 asset associated with the fair value of our foreign exchange forward contracts is included in prepaid expenses and other current assets at June 30, 2009.

If foreign exchange rates were to increase or decrease by 10% for the full 2009 fiscal year as compared to the rates in effect at June 30, 2009, we estimate that the change may have a material impact to our cash flow and results of operations, resulting in decreased gross profit at our Argentine, Brazilian and Chinese entities of approximately $5,210,812 or 11%. Such impact would be most dramatic in cost of goods sold as revenues are principally denominated in U.S. dollars.

Item 8.	Financial Statements and Supplementary Data

The financial statements appearing on pages 79 to 126 are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Executive Chairman, the Chief Executive Officer and the Chief Financial Officer of the company (its Principal Executive Officers and Principal Financial Officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)) as of June 30, 2009. Based upon that evaluation, the Principal Executive Officers and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There has been no change in the company’s internal control over financial reporting during the fourth quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our executive officers, key employees and directors:

Name	Age	Position

Alan Kestenbaum	47	Executive Chairman and Director
Jeff Bradley	49	Chief Executive Officer
Arden Sims	65	Chief Operating Officer
Malcolm Appelbaum	48	Chief Financial Officer
Stephen Lebowitz	44	Chief Legal Officer
Theodore A. Heilman, Jr.	52	Senior Vice President
Bruno Santos Parreiras	42	Executive Director, Globe Metais, S.A.
Delfin Rabinovich	60	Executive Director, Globe Metales, S.A.
Stuart E. Eizenstat	66	Director
Daniel Karosen	34	Director
Franklin Lavin	51	Director
Donald G. Barger, Jr.	66	Director
Thomas A. Danjczek	62	Director

Alan Kestenbaum has served as Executive Chairman and Director since our inception in December 2004, and served as Chief Executive Officer from our inception through May 2008. From June 2004, Mr. Kestenbaum served as Chairman of Globe Metallurgical, Inc., until its acquisition by us in November 2006. He has over 20 years of experience in metals including finance, distribution, trading and manufacturing. Mr. Kestenbaum is a founder and the Chief Executive Officer of Marco International Corp., and its affiliates, a finance trading group specializing in metals, minerals and other raw materials, founded in 1985. Mr. Kestenbaum was involved in the expansion by certain of Marco International’s affiliates into China and the former Soviet Union. He also established affiliated private equity businesses in 1999 which were involved in sourcing and concluding a number of private equity transactions, including ones relating to McCook Metals, Scottsboro Aluminum and Globe Metallurgical, Inc. From 1997 until June 2008, Mr. Kestenbaum was also the Vice President of Marco Hi-tech JV LLC, a nutritional ingredient supplier to the nutritional supplement industry. Mr. Kestenbaum serves as a member of the Board of Directors of Wolverine Tube, Inc., a provider of copper and copper alloy tube, fabricated products and metal joining products. Mr. Kestenbaum began his career in metals with Glencore, Inc. and Philipp Brothers in New York City. He received his B.A. in Economics cum laude from Yeshiva University, New York.

Jeff Bradley has served as our Chief Executive Officer since May 2008. From June 2005 until February 2008, Mr. Bradley served as Chairman, Chief Executive Officer and Director of Claymont Steel Holdings, Inc., a company specializing in the manufacture and sale of custom-order steel plate in the United States and Canada. Mr. Bradley was not employed after his February 2008 departure from Claymont Steel until he joined us in May 2008. Prior to joining Claymont Steel, from September 2004 to June 2005, Mr. Bradley served as Vice President of strategic planning for Dietrich Industries, a construction products subsidiary of Worthington Industries. From September 2000 to August 2004, Mr. Bradley served as a vice president and general manager for Worthington Steel, a diversified metal processing company. Mr. Bradley holds a B.S. in Business Administration from Loyola College in Baltimore, Maryland.

Arden Sims joined our company in November 2006 and has been serving as our Chief Operating Officer since that time. Mr. Sims has also been serving as the President of Globe Metallurgical, Inc. since 1984. From 1981 to 1984 Mr. Sims served as President for SKW Metals & Alloys Inc. (now CC Metals & Alloys Inc.), a competitor of Globe Metallurgical. From 1970 to 1981, he held various management positions at Union Carbide Corporation’s Metals Division (subsequently purchased by Elkem Metals, another competitor of Globe

Metallurgical, Inc.). Mr. Sims holds a B.S. in Electrical Engineering from the West Virginia Institute of Technology.

Malcolm Appelbaum joined our company as Chief Financial Officer in September 2008. Prior to that, from 2000 until September 2008, Mr. Appelbaum served as President of Appletree Advisors, Inc., a financial consulting and advisory firm he founded to serve the portfolio companies of private equity firms and senior and mezzanine lenders. While at Appletree he served as Interim-Chief Financial Officer for several underperforming companies and assisted others as an outside consultant. Between 1992 and 2000, Mr. Appelbaum was a principal at Wand Partners Inc., a private equity investor. At Wand he was the financial officer responsible for the firm and worked extensively with portfolio companies and developed an investment practice closing several platform and add-on acquisitions. Prior to joining Wand Partners, Mr. Appelbaum was an associate at M&T Bank, a financial analyst at Goldman Sachs and a senior consultant and senior accountant at Deloitte & Touche. Mr. Appelbaum received a B.S. from Brooklyn College and an M.B.A. from Columbia University.

Stephen Lebowitz has served as our Chief Legal Officer since July 2008. Prior to that, from 2001 to 2008, Mr. Lebowitz was in-house counsel at BP p.l.c., one of the world’s largest petroleum companies, to its jet fuel, marine and solar energy divisions. Prior to joining BP, Mr. Lebowitz was in private practice, both as a partner at the law firm Ridberg, Press and Aaronson, and as an associate with the law firm Kaye Scholer LLP. Mr. Lebowitz holds a B.A. from the University of Vermont, received a law degree from George Washington University, and while overseas as a Fulbright Scholar, obtained an L.L.M. in European law.

Theodore A. Heilman, Jr. has been serving our company in a variety of capacities since our inception in December 2004, currently as our Senior Vice President. Mr. Heilman has also served as our interim Chief Financial Officer between November 2006 and June 2007, and until November 2006, as our President. Mr. Heilman also served as one of our directors from December 2004 until July 2008. Mr. Heilman has over 25 years of management and financial experience in international business and commodities. Mr. Heilman was the President of the Finance division of Marco International Corp. from January 2003 until November 2006. From 1999 to June 2002, Mr. Heilman served as President and Chief Executive Officer of InterCommercial Markets LLC, an online commodity logistics and trading services and software company that he founded, until its merger with ExImWare, Inc., where he remained as resident founder until January 2003. Prior to joining InterCommercial Markets LLC, Mr. Heilman was Chief Operating Officer of the Mercon Group, Vice President in sales and trading at the J. Aron Commodities Division of Goldman Sachs & Co. and an international lending officer at The Bank of New York. He received a B.S. in Economics from the Wharton School of the University of Pennsylvania and an M.B.A. from Harvard University.

Bruno Santos Parreiras joined our company in January 2007 and has been serving as the Executive Director of Globe Metais, our Brazilian subsidiary, since that time. Prior to such time, Mr. Parreiras worked for Camargo Correa Metais S.A. (now known as Globe Metais) in various positions starting in 1993, and most recently as Executive Director since 2004. Mr. Parreiras received his degree in metallurgical engineering from the Federal University of Minas Gerais.

Delfin Rabinovich joined our company in January 2007 and has been serving as the Executive Director of Globe Metales, our Argentine subsidiary, since that time. From 1973 to 1988, Mr. Rabinovich held various management positions at FATE, S.A. a major Argentine tire manufacturer. From 1988 to 1993, he served as the general manager of KICSA Alumino, an aluminum semi-fabricator. From 1993 to 1995, Mr. Rabinovich served as the general manager of the DAPSA, a petroleum refiner. Since such time he served as a management, marketing and technology consultant in a variety of industries. Mr. Rabinovich received his degree in industrial engineering from the University of Buenos Aires and an M.S. in management from the Sloan School of Management at the Massachusetts Institute of Technology.

Non-Employee Directors

Stuart E. Eizenstat has served as a member of our Board of Directors since February 2008. Mr. Eizenstat has been a partner of the law firm of Covington & Burling LLP in Washington, D.C. since 2001, and heads the law firm’s international practice. He served as Deputy Secretary of the United States Department of the

Treasury from July 1999 to January 2001. He was Under Secretary of State for Economic, Business and Agricultural Affairs from 1997 to 1999. Mr. Eizenstat served as Under Secretary of Commerce for International Trade from 1996 to 1997 and was the U.S. Ambassador to the European Union from 1993 to 1996. From 1977 to 1981 he was Chief Domestic Policy Advisor in the White House to President Carter. He is a trustee of BlackRock Funds, a member of the Board of Directors of United Parcel Service, Inc. and the Chicago Climate Exchange and serves on the International Advisory Council of The Coca-Cola Company, on the Advisory Board of BT Americas Inc. and on the International Advisory Board of Group Menatep Limited. He has received seven honorary doctorate degrees and awards from the United States, French, German and Israeli governments. He is the author of “Imperfect Justice: Looted Assets, Slave Labor, and the Unfinished Business of World War II.”

Daniel Karosen has served as a member of our Board of Directors since December 2007 and is a member of our Audit Committee. Mr. Karosen joined Mandel, Fekete & Bloom, an accounting firm in Jersey City, New Jersey in 2000, and has been a partner since 2006. Prior to joining Mandel, Fekete & Bloom, Mr. Karosen was a CPA at PricewaterhouseCoopers between 1997 and 2000. Mr. Karosen is a graduate of the University of Notre Dame.

Franklin Lavin has served as a member of our Board of Directors since September 2008. Mr. Lavin has been the Chairman of the Public Affairs practice for Asia-Pacific at Edelman since May 2009. Prior to Edelman, he was the Managing Director and Chief Operating Officer of Cushman & Wakefield Investors Asia where he is responsible for building the firm’s private equity business in Asia between July 2007 and May 2009. Prior to that, between November, 2005 and July, 2007, Mr. Lavin served as Under Secretary for International Trade at the United States Department of Commerce. Prior to that, between 2001 and November, 2005, Mr. Lavin was the U.S. Ambassador to the Republic of Singapore. Between 1996 and 2001, Mr. Lavin worked in Hong Kong and Singapore in senior banking and management positions at Citibank and Bank of America. Earlier in his career, Mr. Lavin served as Deputy Assistant Secretary of Commerce for Asia and the Pacific during the George H.W. Bush Administration. During the Reagan Administration, Mr. Lavin served in the White House as Director of the Office of Political Affairs. He also served as Deputy Executive Secretary of the National Security Council. Mr. Lavin earned a B.S. from the School of Foreign Service at Georgetown University; a M.S. in Chinese Language from Georgetown University; a M.A. in International Relations and International Economics from the School of Advanced International Studies at the Johns Hopkins University; and an M.B.A. in Finance at the Wharton School at the University of Pennsylvania. Mr. Lavin served as a Lieutenant Commander in the U.S. Naval Reserves.

Donald G. Barger, Jr. has served as a member of our Board of Directors and as Chairman of our Audit Committee since December 2008. Mr. Barger had a successful 36 year business career in manufacturing and services companies. He retired in February 2008 from YRC Worldwide Inc. (formerly Yellow Roadway Corporation), one of the world’s largest transportation service providers. Mr. Barger served as a special advisor to the Chief Executive Officer of YRC Worldwide Inc. from August 2007 to February 2008, and as Executive Vice President and Chief Financial Officer of YRC Worldwide Inc. from December 2000 to August 2007. From March 1998 to December 2000, Mr. Barger was Vice President and Chief Financial Officer of Hillenbrand Industries, a provider of services and products for the health care and funeral services industries. From 1993 to 1998, Mr. Barger was Vice President of Finance and Chief Financial Officer of Worthington Industries, Inc., a diversified steel processor. Mr. Barger serves on the Board of Directors, and is Chairman of the Audit Committee, of Gardner Denver, Inc. and Quanex Building Products Corporation. He also is on the Board of Precision Aerospace Components, Inc. Mr. Barger earned a B.S. from the U.S. Naval Academy and an M.B.A. from the University of Pennsylvania.

Thomas A. Danjczek has served as a member of our Board of Directors since March 2009 and is a member of our Audit Committee. Mr. Danjczek has been President of the Steel Manufacturers Association since 1998. The association represents thirty six North American steel manufacturers that operate collectively 128 plants and employ 48,000 people. Prior to that he was an executive with the Wheeling-Pittsburgh Steel Corporation, the Bethlehem Steel Corporation and the Kaiser Steel Corporation. Mr. Danjczek earned a B.S. from Villanova University and a Masters Degree in Industrial Management from Purdue University.

Board of Directors

Board of Directors Composition

Our certificate of incorporation and bylaws, as amended, provide that the authorized number of directors may be changed only by resolution of the Board of Directors. We currently have 6 directors: Messrs. Eizenstat, Karosen, Kestenbaum, Lavin, Barger and Danjczek.

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, the Board of Directors has determined that Messrs. Eizenstat, Karosen, Lavin, Barger and Danjczek are “independent directors” as defined by NASDAQ and that Messrs. Karosen, Lavin, Barger and Danjczek are “independent directors” as defined by Securities Exchange Rule 10A-3.

Committees of the Board of Directors

Our Board of Directors has an Audit Committee and a Compensation Committee. Our Board of Directors intends to create a Nominating and Governance Committee after additional directors are added to our Board of Directors. Each of the committees of the Board of Directors, or our Board of Directors, including a majority of the independent directors, until such time the respective committee is constituted, has, or will have, the responsibilities described below.

Audit Committee.  Mr. Barger, Mr. Karosen and Mr. Danjczek are currently the members of our Audit Committee. Mr. Barger, Mr. Karosen and Mr. Danjczek satisfy, and it is contemplated that any additional members will satisfy, independence standards promulgated by the SEC and by NASDAQ, as such standards apply specifically to members of audit committees. The Board of Directors has determined that Mr. Barger meets the SEC’s qualifications to be an “audit committee financial expert.” Our Audit Committee is authorized to:

•	approve and retain the independent auditors to conduct the annual audit of our books and records;

•	review the proposed scope and results of the audit;

•	review and pre-approve the independent auditors’ audit and non-audit services rendered;

•	approve the audit fees to be paid;

•	review accounting and financial controls with the independent auditors and our financial and accounting staff;

•	review and approve transactions between us and our directors, officers and affiliates;

•	recognize and prevent prohibited non-audit services;

•	establish procedures for complaints received by us regarding accounting matters;

•	oversee internal audit functions; and

•	prepare the report of the Audit Committee that SEC rules require to be included in our annual meeting proxy statement.

Compensation Committee.  Effective September 18, 2009, Mr. Barger and Mr. Danjczek are members of our Compensation Committee. All members of our Compensation Committee are qualified as independent under the current definition promulgated by NASDAQ. Our Compensation Committee is authorized to:

•	approve the compensation arrangements for executive officers and key employees, including the compensation for our Executive Chairman and Chief Executive Officer;

•	establish and oversee general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;

•	administer our stock incentive plan; and

•	prepare the report of the Compensation Committee that SEC rules require to be included in our annual meeting proxy statement.

Nominating and Governance Committee.  All members of our Nominating and Governance Committee will be qualified as independent under the current definition promulgated by NASDAQ. Our Nominating and Governance Committee, or our Board of Directors, including a majority of the independent directors, until such time as the committee is constituted, will be authorized to:

•	identify and nominate members for election to the Board of Directors;

•	develop and recommend to the Board of Directors a set of corporate governance principles applicable to our company; and

•	oversee the evaluation of the Board of Directors and management.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to all company employees, including the Executive Chairman, Chief Executive Officer, Chief Financial Officer, Chief Legal Officer and also our directors. The code is available on the company’s internet website at www.glbsm.com and is available in print to any stockholder who requests a copy. Any amendment to the code will promptly be posted on our website.

Item 11.	Executive Compensation

The following discussion and analysis of compensation arrangements of our named executive officers for our fiscal year ended June 30, 2009 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Compensation Discussion and Analysis

Our executive compensation arrangements are designed to help us attract talented individuals to manage and operate our business, to reward those individuals fairly over time and to retain those individuals who continue to meet our high expectations. The goals of our executive compensation arrangements are to align our executive officers’ compensation with our business objectives and the interests of our stockholders and to incentivize and reward our executive officers for our success. To achieve these goals, we have established executive compensation and benefit packages composed of a mix of base salary and equity awards and, in some instances, cash incentive payments, in proportions that our Board of Directors believes are the most appropriate to incentivize and reward our executive officers for achieving our objectives. Our executive compensation arrangements are also intended to make us competitive in our industry, where there is significant competition for talented employees, and to be fair relative to other professionals within our organization. We believe that we must provide competitive compensation packages to attract and retain the most talented and dedicated executive officers possible and to help retain our executive management over the longer term.

Role of Our Executive Chairman in Setting Executive Compensation

Historically, we have established executive officers’ compensation arrangements when they joined our company. Mr. Kestenbaum, our Executive Chairman, has individually negotiated each of the executive officer’s compensation arrangements, and these initial compensation terms were included in an employment agreement with the executive.

Role of Our Board of Directors in Setting Executive Compensation

The Compensation Committee of the Board of Directors will set and periodically review compensation for our executive officers. The Executive Chairman and Chief Executive Officer will make recommendations to the Compensation Committee regarding compensation decisions for our executive officers.

Elements of our Executive Compensation Arrangements

General.  Our executive compensation arrangements may include three principal components: base salary, long-term incentive compensation in the form of equity awards and, in some cases, cash bonuses. Our executive officers are also eligible to participate, on the same basis as other employees, in our 401(k) plan and our other benefit programs generally available to all employees. Although we have not adopted any formal guidelines for allocating total compensation among these components, we intend to implement and maintain compensation plans that tie a substantial portion of our executives’ overall compensation to the achievement of corporate performance objectives. Additionally, pursuant to the terms of employment agreements, some of our executive officers are entitled to receive severance payments in the event that their employment is terminated without cause.

We view each of the components of our compensation program as related but distinct. Our decisions about each individual component generally do not affect the decisions we make about other components. For example, we do not believe that significant compensation derived from one component of compensation, such as equity appreciation, should necessarily negate or reduce compensation from other elements, such as salary or bonus.

Base Salary.  Upon joining our company, each of our executive officers entered into an employment agreement that provided for an initial base salary. These initial salaries are the product of negotiation with the executive, but we generally seek to establish salaries that we believe are commensurate with the salaries being paid to executive officers serving in similar roles at comparable metal manufacturing companies. In establishing the base salaries of our executive officers, we took into account a number of factors, including the executive’s seniority, position, functional role and level of responsibility and individual performance. Beginning in fiscal 2010, we expect to review base salaries of our executive officers on an annual basis and make adjustments to reflect individual performance-based factors, as well as our financial status. Historically, we have not applied, nor do we intend to apply, specific formulas to determine base salary increases.

Long-Term Equity Compensation.  We believe that long-term performance is best incentivized through an ownership culture that encourages performance by our executive officers through the use of stock options and/or stock grants. Our equity benefit plans have been established to provide our executive officers with incentives to help align their interests with the interests of our stockholders. We believe that the use of stock options, which only provide value to the executive officer if the value of our common stock increases, offers the best approach to achieving our compensation goals and provides tax and other advantages to our executive officers relative to other forms of equity compensation. We believe that our equity benefit plans are an important retention tool for our executive officers.

Initial option grants to our executive officers are generally set forth in an employment agreement. These initial option grants are the product of negotiation with the executive, but we generally seek to establish equity ownership levels that we believe are commensurate with the equity stakes held by executive officers serving in similar roles at comparable companies. Beginning in fiscal 2009, as part of our annual compensation review process, we provided subsequent option grants to those executive officers determined to be performing well.

With the exception of Mr. Kestenbaum, who as the founder of our company received stock at our inception, our equity benefit plans have provided the principal method for our executive officers to acquire equity in our company. Historically, we have granted stock options exclusively through our 2006 stock option plan, which was adopted by our Board of Directors and approved by our stockholders to permit the grant of stock options to our employees, officers, directors, consultants, advisors and independent contractors. The Named Executive Officers designated under “Outstanding Equity Awards at Fiscal Year-End,” have been awarded stock options under our 2006 stock plan in the amounts indicated therein. In determining the size of the stock option grants to our executive officers, the Board of Directors took into account each executive officer’s existing ownership stake in our company, as well as his position, scope of responsibility, ability to affect stockholder value, historic and recent performance, and the equity ownership levels of executive officers in similar roles of comparable companies in our industry.

In April 2009, the Board of Directors noted that the outstanding options had exercise prices substantially above the then current fair market value and unanimously determined that these options therefore had little or no incentive value. In order to restore the incentive value of the option program and to achieve the purpose of giving the officers incentives to seek to increase shareholder value, the Board of Directors modified the outstanding stock options held by certain officers to reduce the exercise price to $4.00 per share which the Board of Directors determined equalled or exceeded the fair market value on the date of the modifications. Concurrently, the Board of Directors reset the vesting periods of these options such that the modified options would vest in 25% increments every six months from the date of the modification, see “Grants of Plan-Based Awards.” At the same time, the Board of Directors reviewed information with respect to executive compensation and determined, with the concurrence of a majority of the independent directors, that our company’s incentive compensation to its officers was low. The Board of Directors approved the grant of additional options to members of executive management with an exercise price of $4.00 per share, with the amount of the additional option grants based upon the Board of Directors’ evaluation of each recipient officer’s base salary and incentive compensation, after taking into account approaches at other companies, see “Grants of Plan-Based Awards.” The Board of Directors subsequently made a further review of the incentive compensation of the chief executive officer and determined that Mr. Bradley’s option grant should be increased by 150,000 shares. In May 2009, an additional grant was made to Mr. Bradley with an exercise price of $5.00 per share, which the Board of Directors determined was equal to the fair market value on the date of the additional grant.

Cash Bonuses.  In addition to base salaries, our executive officers are eligible to receive annual discretionary cash bonuses. Other than a one-time bonus to our chairman, we have not paid any cash bonuses to our current executive officers. We expect to grant annual cash bonuses intended to compensate executive officers for their individual contributions to our achievement of corporate goals. We have accrued a bonus pool of $2,300,000 at June 30, 2009, based on a formula of modified cash flow for the six months ended June 30, 2009, in order to pay cash bonuses to our principal executive officers. The Compensation Committee will determine the cash bonuses to be paid from this pool, and any additional accruals made from July 1, 2009 to December 31, 2009, based on determinations of performance, as well as factors such as the achievement of milestones and financial factors, with respect to the period January 1, 2009 through December 31, 2009.

At the end of December 2008, we paid a special, one-time discretionary bonus to Mr. Kestenbaum in recognition of his distinguished service from our inception through December 31, 2008. During that period, Mr. Kestenbaum received no compensation other than his base salary and an auto expense allowance. The Board of Directors evaluated our performance during the period, including the facts that our company had performed at exceptional levels as measured by a number of critical financial standards and had met or exceeded pertinent business plans. The Board of Directors noted that Mr. Kestenbaum had led our company to these achievements, had recently led our company through a transition to a new chief executive officer and was expected to continue to provide important leadership and assistance to our company. Further, the Board of Directors received advice from an independent consulting firm engaged to analyze the compensation levels of chief executive officers at comparable companies and compared those with the compensation of Mr. Kestenbaum from 2004 through 2008, noting that Mr. Kestenbaum’s aggregate compensation for the period was at levels that were materially lower. Based upon these factors and as an inducement to Mr. Kestenbaum to continue his service to our company as Executive Chairman, the Board of Directors, with the concurrence of a majority of the independent directors, awarded Mr. Kestenbaum a bonus of $5,000,000.

Severance and Change of Control Benefits.  Under their employment agreements, our executive officers are entitled to cash severance benefits if they are terminated without cause. In some instances, this may include reimbursement for the costs of continued health insurance premiums for a period of time after termination of employment. The terms of these arrangements are more fully described below under “Employment Agreements, Severance and Change of Control Arrangements.”

401(k) Plan.  Certain of our U.S. employees, including our executive officers, are eligible to participate in our 401(k) plan. Our 401(k) plan is intended to qualify as a tax qualified plan under Section 401 of the Internal Revenue Code of 1986, as amended (Code). Our 401(k) plan provides that each participant may contribute a portion of his or her pretax compensation, up to a statutory limit and that contribution may be matched by us up to the statutory limit. Employee contributions are held and invested by the plan’s trustee.

Other Benefits and Perquisites.  We provide medical insurance to certain full-time employees, including our executive officers. Our executive officers generally do not receive any perquisites, except that we pay an automobile allowance for Mr. Kestenbaum. However, from time to time, we have provided relocation expenses in connection with the relocation of executive officers to the geographic area of our corporate headquarters in New York. We intend to continue to provide relocation expenses in the future, as necessary, to obtain the services of qualified individuals.

Other Compensation.  Our Compensation Committee, in its discretion, may in the future revise, amend or add to the benefits of any executive officer if it deems it advisable.

Federal Tax Considerations Under Sections 162(m) and 409A

Section 162(m) of the Code limits our deduction for federal income tax purposes to not more than $1,000,000 of compensation paid to specified executive officers in a calendar year. Compensation above $1,000,000 may be deducted if it is performance-based compensation within the meaning of Section 162(m). We have not yet established a policy for determining which forms of incentive compensation awarded to our executive officers will be designed to qualify as performance-based compensation. To maintain flexibility in compensating our executive officers in a manner designed to promote our objectives, we have not adopted a policy that requires all compensation to be deductible. However, we expect that the Compensation Committee will evaluate the effects of the compensation limits of Section 162(m) on any compensation it approves and provide future compensation in a manner consistent with our best interests and those of our stockholders.

Section 409A of the Code addresses the tax treatment of nonqualified deferred compensation benefits and provides for significant taxes and penalties in the case of payment of nonqualified deferred compensation. We currently intend to structure our executive compensation programs to avoid triggering these taxes and penalties under Section 409A.

Accounting Considerations

Effective July 1, 2006, we adopted the fair value provisions of SFAS 123(R). Under SFAS 123(R), we are required to estimate and record an expense for each award of equity compensation, including stock options, over the vesting period of the award. Our Board of Directors has generally determined to retain, for the foreseeable future, our stock option program as the sole component of its long-term compensation program, and, therefore, to record this expense on an ongoing basis according to SFAS 123(R).

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

THE COMPENSATION COMMITTEE
Donald G. Barger, Jr., Chairman
Thomas A. Danjczek

Summary Executive Officer Compensation Table

The following table sets forth annual compensation for the fiscal years ended June 30, 2009, 2008 and 2007 of our principal executive officers, our principal financial officers and our three other most highly compensated executive officers in the fiscal year ended June 30, 2009. We refer to these persons as our “Named Executive Officers.”

						Change in	All
	Fiscal				Option	Pension	Other
Name and Principal Position	Year	Salary(1)	Bonus(2)		Awards(3)	Value(4)	Compensation(5)	Total

Alan Kestenbaum	2009	$650,000	$5,000,000	(7)	$2,220,000	$—	$14,400	$7,884,400
Executive Chairman	2008	550,000	—		—	—	14,400	564,400
and Director	2007	318,182	—		—	—	9,000	327,182
Jeff Bradley	2009	600,000	—		1,171,833	—	116,920	1,888,753
Chief Executive Officer	2008	61,364	—		1,785,330	—	—	1,846,694
	2007	—	—		—	—	—	—
Arden Sims	2009	550,000	—		441,667	9,781	5,175	1,006,623
Chief Operating Officer	2008	450,000	—		—	8,483	3,625	462,108
	2007	254,546	—		755,000	35,197	—	1,044,743
Malcolm Appelbaum	2009	232,955	—		1,135,665	—	—	1,368,620
Chief Financial Officer	2008	—	—		—	—	—	—
	2007	—	—		—	—	—	—
Daniel Krofcheck(6)	2009	250,000	—		—	—	119,143	369,143
Former Chief	2008	250,000	200,000		—	—	—	450,000
Financial Officer	2007	20,834	—		540,000	—	—	560,834
Stephen Lebowitz	2009	269,792	—		200,100	—	11,630	481,522
Chief Legal Officer	2008	—	—		815,550	—	—	815,550
	2007	—	—		—	—	—	—
Theodore A. Heilman, Jr.	2009	275,000	—		—	—	3,094	278,094
Senior Vice President	2008	275,000	—		—	—	4,125	279,125
	2007	175,000	—		755,000	—	—	930,000

(1)	We were formed as a special purpose acquisition company in October 2005. Thus, prior to our acquisition of Globe Metallurgical, Inc. in November 2006, none of our executive officers were entitled to any compensation. Salary payments were made to Mr. Kestenbaum, Mr. Sims and Mr. Heilman starting on November 13, 2006. Fiscal 2008 includes compensation for Mr. Kestenbaum and Mr. Sims of $50,000 each for employment at Solsil from the time of acquisition on February 29, 2008 through June 30, 2008. Mr. Bradley became an employee on May 26, 2008, Mr. Lebowitz became an employee on July 8, 2008 and Mr. Appelbaum became an employee on September 22, 2008.

(2)	In addition to base salaries, our principal executive officers are eligible to receive discretionary cash bonuses for calendar year 2009. Other than a one-time bonus to our chairman, we have not paid any cash bonuses to our current executive officers.

(3)	Option award valuation was performed using a Black-Scholes option pricing model. Option life was estimated based on the average of the vesting term and contractual life of the option award. The risk free rate used in the model was the zero-coupon government bond interest rate at the time of option grant, as found on Bloomberg, of the instrument with the term closest to the estimated option life. The volatility factor used in the model was estimated using the historical volatility of comparable companies that had sufficient public trading history. Due to the uncertainty in the timing, frequency and yield of any future dividend payments, the dividend yield in the model was assumed to be 0%. On April 30, 2009, our Board of Directors approved modifications to the terms of outstanding stock options held by Mr. Bradley, Mr. Sims, Mr. Appelbaum, Mr. Lebowitz and certain other members of our management team. The modifications reduced the exercise price of these options to $4.00 per share and amended the vesting period of the awards. The modified awards vest in 25% increments every six months from the date of modification. The expense for the award modifications included in the table above represents only the incremental compensation expense required to be recognized under SFAS 123(R) for the award modifications.

(4)	Calculated using a discount rate of 6.25%, 6.75% and 6.25% in fiscal 2009, 2008 and 2007, respectively. Present value of accumulated benefits was $362,121, $352,340, $343,857 and $308,660 at June 30, 2009, 2008, 2007 and 2006, respectively. See our June 30, 2009, 2008 and 2007 consolidated financial statements for methodology of calculation.

(5)	Auto expense allowance for our Executive Chairman for fiscal 2009 and fiscal 2008, and the period from November 15, 2006 to June 30, 2007. A company 401(k) matching benefit of $5,175 and $3,625 was made for Mr. Sims during fiscal 2009 and fiscal 2008, respectively. A company 401(k) matching benefit of $2,406 was made for Mr. Lebowitz during fiscal 2009. A company 401(k) matching benefit of $3,094 and $4,125 was made for Mr. Heilman during fiscal 2009 and fiscal 2008, respectively. Moving expenses of $116,920 were reimbursed to Mr. Bradley during fiscal 2009. Moving expenses of $119,143 were reimbursed to Mr. Krofcheck during fiscal 2009. Moving expenses of $9,224 were reimbursed to Mr. Lebowitz during fiscal 2009.

(6)	Mr. Krofcheck became an employee on June 1, 2007 and left Globe Specialty Metals, Inc. on September 17, 2008. The salary presented in the above table for fiscal 2009 includes $196,023 paid to Mr. Krofcheck as a termination benefit.

(7)	Mr. Kestenbaum received a one-time discretionary bonus of $5,000,000 in recognition of his distinguished service from our inception to December 31, 2008. During that entire time period, Mr. Kestenbaum had received no compensation other than his base salary and auto expense allowance.

Summary Director Compensation Table

The following table sets forth information regarding compensation earned during our fiscal year ended June 30, 2009 by our non-employee directors.

	Fees Earned	Option
Name(1)	or Paid in Cash	Awards(2)	Total

Stuart E. Eizenstat	$42,500	$37,000	$79,500
Daniel Karosen	30,000	37,000	67,000
Franklin Lavin	42,500	37,000	79,500
Donald G. Barger, Jr.	36,000	37,000	73,000
Thomas A. Danjczek	20,500	37,000	57,500
John O’Brien	24,541	—	24,541

(1)	Mr. Lavin joined the Board of Directors on September 17, 2008, Mr. Barger joined the Board of Directors on December 15, 2008 and Mr. Danjczek joined the Board of Directors on March 16, 2009. Mr. O’Brien resigned from the Board of Directors in December 2008.

(2)	Each of our directors received an award of 25,000 stock options during fiscal 2009. Option award valuation was performed using a Black-Scholes option pricing model. Option life estimated based on the average of the vesting term and contractual life of the option award. The option exercise price is $4.00 per share. The risk free rate used in the model was the zero-coupon government bond interest rate at the time of option grant, as found on Bloomberg, of the instrument with the term closest to the estimated option life. The volatility factor used in the model was estimated using the historical volatility of comparable companies that had sufficient public trading history. Due to the uncertainty in the timing, frequency and yield of any future dividend payments, the dividend yield in the model was assumed to be 0%.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of equity awards that we made during the fiscal year ended June 30, 2009 to each of the Named Executive Officers. All grants were made under our 2006 Employee, Director and Consultant Stock Plan.

		All Other
		Option		Grant
		Awards;		Date Fair
		Number of		Value of
		Securities	Exercise	Stock and
	Grant	Underlying	Price of	Option
Name	Date	Options	Option Awards	Awards(1)

New Grants:
Alan Kestenbaum	04/30/09	1,500,000	$4.00	$2,220,000
Jeff Bradley	04/30/09	400,000	4.00	592,000
Jeff Bradley	05/15/09	150,000	5.00	346,500
Malcolm Appelbaum	09/21/08	33,333	18.00	305,997
Malcolm Appelbaum	09/21/08	16,666	23.00	133,161
Malcolm Appelbaum	09/21/08	16,667	28.00	117,336
Malcolm Appelbaum	09/21/08	16,667	35.50	98,835
Malcolm Appelbaum	09/21/08	16,667	43.00	84,668
Malcolm Appelbaum	04/30/09	200,000	4.00	296,000
Stephen Lebowitz	04/30/09	75,000	4.00	111,000
Award Modifications(2):
Jeff Bradley	04/30/09	200,000	4.00	233,333
Arden Sims	04/30/09	500,000	4.00	441,667
Malcolm Appelbaum	04/30/09	100,000	4.00	99,667
Stephen Lebowitz	04/30/09	75,000	4.00	89,100

(1)	See footnote (2) in Summary Executive Officer Compensation Table for assumptions related to option award valuation.

(2)	On April 30, 2009, our Board of Directors approved modifications to the terms of outstanding stock options held by certain executive officers named in the Summary Compensation and other members of our management team. The modifications reduced the exercise price of these options to $4.00 per share and amended the vesting period of the awards. The modified awards vest in 25% increments every six months from the date of modification. The expense presented for the award modifications in the table above represents only the incremental compensation expense required to be recognized under SFAS 123(R) for the award modifications. The award modifications include the total 100,000 new grants awarded to Mr. Appelbaum on September 21, 2008 included in the table above.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about outstanding stock options held by our Named Executive Officers at June 30, 2009. All of these options were granted under our 2006 Employee, Director and

Consultant Stock Plan. Our Named Executive Officers did not hold any restricted stock at the end of our fiscal year. Our Named Executive Officers did not exercise any stock options during our fiscal year.

						Stock Awards
							Equity
						Equity	Incentive
						Incentive	Plan
						Plan	Awards:
						Awards:	Market or
	Option Awards					Number of	Payout
	Number of	Number of				Unearned	Value of
	Securities	Securities				Shares	Unearned
	Underlying	Underlying				That	Shares
	Unexercised	Unexercised		Option	Option	Have Not	That
	Options (#)	Options (#)		Exercise Price	Expiration	Vested	Have Not
Name	Exercisable	Unexercisable		($/Share)	Date	(#)	Vested

Alan Kestenbaum	—	1,500,000	(2)	$4.00	04/30/14
Jeff Bradley	—	600,000	(2)	4.00	04/30/14
Jeff Bradley	—	150,000	(3)	5.00	05/15/14
Jeff Bradley						30,000 (5)	$210,000 (6)
Jeff Bradley						30,000 (5)	210,000 (6)
Arden Sims	—	500,000	(2)	4.00	04/30/14
Malcolm Appelbaum	—	300,000	(2)	4.00	04/30/14
Daniel Krofcheck	190,000 (1)	—		6.00	06/01/17
Stephen Lebowitz	—	150,000	(2)	4.00	04/30/14
Theodore A. Heilman, Jr.	166,666 (1)	—		6.25	11/13/11
Theodore A. Heilman, Jr.	166,667 (1)	—		8.50	11/13/11
Theodore A. Heilman, Jr.	—	166,667	(4)	10.00	11/13/11

(1)	These options are fully vested.

(2)	These options vest as to 25% on October 30, 2009, as to an additional 25% on April 30, 2010, as to an additional 25% on October 30, 2010, and to the remaining 25% on April 30, 2011.

(3)	These options vest as to 25% on November 15, 2009, as to an additional 25% on May 15, 2010, as to an additional 25% on November 15, 2010, and to the remaining 25% on May 15, 2011.

(4)	These options vest on November 13, 2009.

(5)	Mr. Bradley is eligible to receive grants of between 30,000 and 60,000 shares if he remains employed by us at the end of a given fiscal year, and we achieve an EBITDA target with respect to such fiscal year. The number of shares indicated in the table represents the minimum number of shares Mr. Bradley would receive if he remains employed by us at the end of fiscal year 2010 and 2011, respectively and we achieve a minimum EBITDA target in such fiscal year.

(6)	Represents the market value of the stock reported in the adjacent column by multiplying $7.00, the closing market price on June 30, 2009 on the AIM Market, by the amount of the award.

Pension Benefits

The following table provides information about a defined benefit plan (Retirement Plan) that GMI had in place prior to entry into bankruptcy protection. The Retirement Plan covers most employees who met certain age and service requirements before June 30, 2003. The Retirement Plan was amended in June 2003 to fix benefits and service accruals as of June 30, 2003. Because of the June 2003 amendment to the Retirement Plan, of the Named Executive Officers, only Mr. Sims is entitled to participate in the Retirement Plan. His credited service is frozen at 15 years and his benefits are fixed at his average salary for the 15 years ended June 30, 2003 of $13,450 per month.

		Number of Years	Present Value of	Payments During
Name	Plan Name	Credited Service	Accumulated Benefit(1)	Last Fiscal Year

Arden Sims	Globe Metallurgical, Inc.	15	$362,121	—

(1)	Calculated using a discount rate of 6.25%. See Pension and Other Employee Benefit Plans footnote in our June 30, 2009, 2008 and 2007 consolidated financial statements for methodology of calculation.

Employment Agreements, Severance and Change of Control Arrangements

The following is a description of the employment agreements and severance and change of control arrangements with respect to each Named Executive Officer serving in that capacity at June 30, 2009.

Employment Agreements and Severance Arrangements

Alan Kestenbaum. Mr. Kestenbaum serves as our Executive Chairman. Mr. Kestenbaum’s employment agreement with us provides for an annual base salary of $500,000 which is subject to annual upward adjustments at the discretion of the Board of Directors, plus bonuses and stock options to be awarded in our discretion. Mr. Kestenbaum shall also be entitled to receive an automobile allowance in the amount of $1,200 per month. During the term of his employment agreement, Mr. Kestenbaum will serve as a member of our Board of Directors without additional compensation. In the event of a “Change of Control” (defined as a merger or consolidation or other change in ownership of 50% or more of our total voting power pursuant to a transaction or a series of transactions, the approval by our stockholders of an agreement to sell or dispose of all or substantially all of our assets, or a change in the composition of our Board or Directors such that fewer than a majority of the directors are “Incumbent Directors,” as defined in the employment agreement), Mr. Kestenbaum will be entitled to receive a severance payment of $2,500,000, payable in one lump sum amount, within 10 business days following such Change of Control. In the event Mr. Kestenbaum is terminated without “Cause” or he resigns “For Good Reason,” as each such term is defined in the agreement, then Mr. Kestenbaum is entitled to a payment of $2,500,000, payable in one lump sum amount, provided Mr. Kestenbaum first executes a release in a form reasonably satisfactory to us. The term of his employment agreement is four years expiring in November 2010, with automatic one year renewal terms thereafter, unless we or Mr. Kestenbaum give written notice to the other at least 90 days prior to the expiration of such term.

In addition, Mr. Kestenbaum has an employment agreement with Solsil. Mr. Kestenbaum’s employment agreement with Solsil provides for an annual base salary of $100,000, which was increased to $150,000 effective May 31, 2006 and which is subject to annual increases at the discretion of our Board of Directors, plus bonuses to be awarded in the discretion of the Board of Directors of Solsil. The term of his employment agreement is three years expiring on May 31, 2009, with automatic one year renewal terms thereafter, unless we or Mr. Kestenbaum give written notice to the other at least 60 days prior to the expiration of such term. The agreement was automatically renewed for a one year term on May 31, 2009. In the event Mr. Kestenbaum is terminated without “Cause” or he resigns “For Good Reason,” as each such term is defined in the agreement, then Mr. Kestenbaum is entitled to (i) continued payment of base salary at the rate then in effect for the greater of (A) 12 months or (B) the number of months remaining on the term of his employment agreement with Solsil, (ii) continued provision of benefits for 12 months, and (iii) payment on a prorated basis of any bonus or other payments earned in connection with Solsil’s then-existing bonus plan in place at the time of termination. If Mr. Kestenbaum is deemed to suffer a “Total Disability” as defined in the agreement, he would be entitled to: (i) 12 months’ of base salary at the then existing rate, (ii) continued provision of benefits for 12 months, and (iii) payment on a prorated basis of any bonus or other payments earned in connection with Solsil’s then-existing bonus plan in place at the time of termination.

Jeff Bradley. Mr. Bradley serves as our Chief Executive Officer and reports directly to the Executive Chairman. Mr. Bradley’s employment agreement provides for an annual base salary of $600,000 which is subject to annual upward adjustments at the discretion of the Board of Directors. In addition to Mr. Bradley’s base salary, he shall be eligible to receive annual stock grants of between 30,000 and 60,000 shares based on our achieving an EBITDA target with respect to a given fiscal year. Issuance of the stock grants shall be made at such time as determined by the Board of Directors; provided, however, that such grant must be issued on or before July 31 immediately following the end of the fiscal year for which such grant is issuable. In the event Mr. Bradley is terminated without “Cause” or he resigns “For Good Reason,” as each such term is defined in the agreement, then Mr. Bradley is entitled to a payment of his then base salary payable in equal monthly installments on the first day of each month during the twelve month period following such termination, the right to continue participation in all insurance benefit plans providing medical coverage, at the same level as other similarly situated executives during the twelve month period following such termination with the premiums paid by us, the balance of any annual incentive award earned in respect of any fiscal year ending on or prior to the termination date, or payable (but not yet paid) on or prior to the termination date and payment of any annual incentive award (prorated for the portion of the year in which Mr. Bradley was employed by us), and the acceleration of the vesting of any of the stock options referenced below. As an inducement to enter into the agreement, we granted Mr. Bradley an option to purchase 200,000 shares of our common stock at the following strike prices and vesting schedule, provided Mr. Bradley continues to be employed by us on each such vesting date: 1/3 of such option has an exercise price of $25.00 and vested on May 26, 2009; 1/6 of such option has an exercise price of $30.00 and will vest on May 26, 2010; 1/6 of such option has an exercise price of $35.00 and will vest on May 26, 2010; 1/6 of such option has an exercise price of $42.50 and will vest on May 26, 2011; and the final 1/6 of such option has an exercise price of $50.00 and will vest on May 26, 2011. On April 30, 2009, our Board of Directors approved modifications to the terms of outstanding stock options held by Mr. Bradley. The modifications reduced the exercise price of these options to $4.00 per share and amended the vesting period of the awards. The modified awards vest in 25% increments every six months from the date of modification. The term of his employment agreement is three years expiring on May 26, 2011.

Arden Sims. Mr. Sims serves as our Chief Operating Officer, reporting to the Chief Executive Officer. Mr. Sims’s employment agreement with us provides for an annual base salary of $400,000 which is subject to annual upward adjustments at the discretion of our Board of Directors, plus bonuses to be awarded in our discretion based on merit. On November 13, 2006, Mr. Sims was awarded a stock option to purchase 500,000 shares of our common stock at the following strike prices and vesting schedule, provided Mr. Sims continues to be employed by us on each such vesting date: 1/3 of such option has an exercise price of $6.25 and vested on November 13, 2007; 1/3 of such option has an exercise price of $8.50 and vested on November 13, 2008; and the final 1/3 of such option has an exercise price of $10.00 and will vest on November 13, 2009. On April 30, 2009, our Board of Directors approved modifications to the terms of outstanding stock options held by Mr. Sims. The modifications reduced the exercise price of these options to $4.00 per share and amended the vesting period of the awards. The modified awards vest in 25% increments every six months from the date of modification. The term of his employment agreement is three years expiring on October 1, 2009, with automatic one year renewal terms thereafter, unless we or Mr. Sims give written notice to the other at least 90 days prior to the expiration of such term. In the event Mr. Sims is terminated without “Cause” or he resigns “For Good Reason,” as each such term is defined in the agreement, then Mr. Sims is entitled to severance in the amount of one year of his base pay then in effect, payable in one lump sum amount, provided Mr. Sims first executes a release in a form reasonably satisfactory to us.

In addition, Mr. Sims has an employment agreement with Solsil. Mr. Sims’s employment agreement with Solsil provides for an annual base salary of $150,000 which is subject to annual increases at the discretion of our Board of Directors, plus bonuses to be awarded in the discretion of the Board of Directors of Solsil. The term of his employment agreement is three years expiring on May 31, 2009, with automatic one year renewal terms thereafter, unless we or Mr. Sims give written notice to the other at least 60 days prior to the expiration of such term. The agreement was automatically renewed for a one year term on May 31, 2009. In the event Mr. Sims is terminated without “Cause” or he resigns “For Good Reason,” as each such term is defined in the agreement, then Mr. Sims is entitled to (i) continued payment of base salary at the rate then in effect for the greater of (A) 12 months or (B) the number of months remaining on the term of his employment agreement with Solsil, (ii) continued provision of benefits for 12 months, and (iii) payment on a prorated basis of any bonus or other payments earned in connection with Solsil’s then-existing bonus plan in place at the time of termination. If Mr. Sims is deemed to suffer a “Total Disability” as defined in the agreement, he would be entitled to: (i) twelve months’ of base salary at the then existing rate, (ii) continued provision of benefits for 12 months, and (iii) payment on a prorated basis of any bonus or other payments earned in connection with Solsil’s then-existing bonus plan in place at the time of termination.

Malcolm Appelbaum. Mr. Appelbaum serves as our Chief Financial Officer and reports directly to the Chief Executive Officer. Mr. Appelbaum’s employment agreement provides for an annual base salary of $300,000 which is subject to annual upward adjustments at the discretion of our Board of Directors. In addition, Mr. Appelbaum is eligible to receive an annual stock grant of 5,000 shares, or a lesser amount upon the determination of the Board of Directors based on the recommendation of the Executive Chairman. As an inducement to enter into the agreement, we granted Mr. Appelbaum an option to purchase 100,000 shares of our common stock at the following strike prices and vesting schedule, provided Mr. Appelbaum continues to be employed by us: 1/3 of such option has an exercise price of $18.00 and will vest on September 21, 2009; 1/6 of such option has an exercise price of $23.00 and will vest on September 21, 2010; 1/6 of such option has an exercise price of $28.00 and will vest on September 21, 2010; 1/6 of such option has an exercise price of $35.50 and will vest on September 21, 2011; and the final 1/6 of such option has an exercise price of $43.00 and will vest on September 21, 2011. On April 30, 2009, our Board of Directors approved modifications to the terms of outstanding stock options held by Mr. Appelbaum. The modifications reduced the exercise price of these options to $4.00 per share and amended the vesting period of the awards. The modified awards vest in 25% increments every six months from the date of modification. The term of his employment agreement is three years expiring on September 20, 2011.

In the event Mr. Appelbaum is terminated without “Cause” or he resigns “For Good Reason,” as each such term is defined in the agreement, then Mr. Appelbaum is entitled to a payment of his then base salary and any accrued bonus as of the date of termination, payable in equal monthly installments. Mr. Appelbaum’s employment agreement also provides that in the event he is terminated without “Cause” or resigns for “Good Reason,” all outstanding stock options will accelerate and immediately become 100% vested. In the event of such termination, Mr. Appelbaum would also be entitled to benefits and other amounts payable under his employment agreement for the twelve month period immediately following his termination.

Daniel Krofcheck. Mr. Krofcheck served as our Chief Financial Officer until September 17, 2008. Mr. Krofcheck’s employment agreement provided for an annual base salary of $250,000, which was subject to annual adjustments at the discretion of our Board of Directors, plus bonuses to be awarded in our discretion based on merit. For the fiscal year ended June 30, 2008, Mr. Krofcheck was entitled to receive a cash bonus of at least $100,000. We entered into a stock option agreement with Mr. Krofcheck, under which Mr. Krofcheck received a stock option to purchase 200,000 shares of our common stock at the following strike prices and vesting schedule, provided Mr. Krofcheck continued to be employed by us on each such vesting date: 1/3 of such option has an exercise price of $6.00 and vested on June 1, 2008; 1/3 of such option has an exercise price of $6.00 and will vest on June 1, 2009; and the final 1/3 of such option has an exercise price of $6.00 and will vest on June 1, 2010. The term of his employment agreement was three years expiring on May 31, 2010.

Based on the terms of a termination agreement between Mr. Krofcheck and our company, Mr. Krofcheck has received and is entitled to continue receiving his base salary, payable in equal monthly installments, and continued health benefits through October 17, 2009. In addition, Mr. Krofcheck was reimbursed approximately $68,000 in expenses, including tax liability relating to relocation expense reimbursement. As part of Mr. Krofcheck’s termination agreement, 10,000 option awards previously granted to Mr. Krofcheck were forfeited. Mr. Krofcheck was permitted to retain 66,666 options previously granted and vested, and the vesting terms of an additional 123,334 were accelerated and modified to have an expiration date of December 29, 2018.

Stephen Lebowitz. Mr. Lebowitz serves as our Chief Legal Officer and reports directly to the Executive Chairman and Chief Executive Officer. Mr. Lebowitz’s employment agreement provides for an annual base salary of $275,000 which is subject to annual upward adjustments at the discretion of our Board of Directors. In addition, Mr. Lebowitz is eligible to receive an annual stock grant of 4,000 shares, or a lesser amount upon the determination of the Compensation Committee based on the recommendation of the Executive Chairman. As an inducement to enter into the agreement, we granted Mr. Lebowitz an option to purchase 75,000 shares of our common stock at the following strike prices and vesting schedule, provided Mr. Lebowitz continues to be employed by us: 1/5 of such option has an exercise price of $30.00 and will vest on June 20, 2009; 1/5 of such option has an exercise price of $40.00 and will vest on June 20, 2010; 1/5 of such option has an exercise price of $50.00 and will vest on June 20, 2011; 1/5 of such option has an exercise price of $55.00 and will vest on June 20, 2012; and the final 1/5 of such option has an exercise price of $60.00 and will vest on June 20, 2013. The term of his employment agreement is five years expiring on June 20, 2013.

On April 30, 2009, our Board of Directors approved modifications to the terms of outstanding stock options held by Mr. Lebowitz. The modifications reduced the exercise price of these options to $4.00 per share and amended the vesting period of the awards. The modified awards vest in 25% increments every six months from the date of modification.

In the event Mr. Lebowitz is terminated without “Cause” or he resigns “For Good Reason,” as each such term is defined in the agreement, then Mr. Lebowitz is entitled to a payment of his then base salary and any accrued bonus stock grant as of the date of termination, payable in equal monthly installments, the immediate vesting of any outstanding shares of stock subject to a stock option agreement in accordance with the terms of such stock option agreement, as well as benefits and other amounts payable under his employment agreement for the twelve month period immediately following his termination.

Theodore A. Heilman, Jr. Mr. Heilman serves as our Senior Vice President, reporting to the Chief Executive Officer. Mr. Heilman’s employment agreement provides for an annual base salary of $275,000 which is subject to annual upward adjustments at the discretion of our Board of Directors, plus bonuses to be awarded in our discretion based on merit. On November 13, 2006, Mr. Heilman was awarded a stock option to purchase 500,000 shares of our common stock at the following strike prices and vesting schedule, provided Mr. Heilman continues to be employed by us on each such vesting date: 1/3 of such option has an exercise price of $6.25 and vested on November 13, 2007; 1/3 of such option has an exercise price of $8.50 and vested on November 13, 2008; and the final 1/3 of such option has an exercise price of $10.00 and will vest on November 13, 2009. In the event of a “Change in Control,” all remaining then unvested options immediately vest and become exercisable on the effective date of such “Change in Control.” The term of his employment agreement is three years expiring on November 13, 2009, with automatic one year renewal terms thereafter, unless we or Mr. Heilman give written notice to the other at least 90 days prior to the expiration of such term.

In the event Mr. Heilman is terminated without “Cause” or he resigns “For Good Reason,” as each such term is defined in the agreement, then Mr. Heilman is entitled to severance in the amount of one year of his base pay then in effect, payable in one lump sum amount, provided Mr. Heilman first executes a release in a form reasonably satisfactory to us.

Potential Payments upon Termination or Change of Control

The table below reflects the amount of compensation to each of our Named Executive Officers upon termination of such executive’s employment following: termination following a change of control, involuntary termination for cause, involuntary termination not-for-cause, termination on death or disability, retirement or voluntary resignation. The amounts shown assume that such termination was effective on June 30, 2009, and thus includes amounts earned through such time and are estimates of amounts that would be paid out to the executives on their termination. The actual amount to be paid can only be determined at the time of such executive’s termination.

			By Company
			without
			Cause or by							Following a
			Officer for	By Company						Change of
Named Executive Officer	Voluntary		Good Reason(1)	for Cause		Death		Disability		Control(2)

Alan Kestenbaum
Salary	—		$2,650,000 (3)	—		$37,500	(4)	$150,000	(4)	$2,650,000 (3)
Continuation of Benefits	$3,003	(4)	$49,051	$3,003	(4)	$36,037	(4)	$36,037	(4)	$36,037
Value of Accelerated Stock Options(5)	—		—	—		—		—		—
Total	$3,003		$2,699,051	$3,003		$73,537		$186,037		$2,686,037
Jeff Bradley
Salary	—		$600,000	—		—		—		$600,000
Continuation of Benefits	—		$36,037	—		—		—		$36,037
Value of Accelerated Stock Options(5)	—		$2,100,000	—		—		—		$2,100,000
Total	—		$2,736,037	—		—		—		$2,736,037
Arden Sims
Salary	—		$550,000 (6)	—		$37,500	(4)	$150,000	(4)	$150,000 (6)
Continuation of Benefits	$1,257	(4)	$15,084	$1,257	(4)	$15,084	(4)	$15,084	(4)	$15,084
Value of Accelerated Stock Options(5)	—		—	—		—		—		—
Total	$1,257		$565,084	$1,257		$52,584		$165,084		$165,084
Malcolm Appelbaum
Salary	—		$425,000	—		—		—		$425,000
Continuation of Benefits	—		$36,037	—		—		—		$36,037
Value of Accelerated Stock Options(5)	—		$900,000	—		—		—		$900,000
Total	—		$1,361,037	—		—		—		$1,361,037
Stephen Lebowitz
Salary	—		$275,000	—		—		—		$275,000
Continuation of Benefits	—		$36,037	—		—		—		$36,037
Value of Accelerated Stock Options(5)	—		$450,000	—		—		—		$450,000
Total	—		$761,037	—		—		—		$761,037
Theodore A. Heilman, Jr.
Salary	—		$275,000	—		—		—		—
Continuation of Benefits	—		$5,843	—		—		—		—
Value of Accelerated Stock Options(5)	—		—	—		—		—		—
Total	—		$280,843	—		—		—		—

(1)	Under the terms of Mr. Kestenbaum and Mr. Sims respective employment agreement with Solsil, if Solsil tenders a Non-Renewal Notice other than a Termination for Cause, such notice shall constitute termination by Solsil Without Cause or Good Reason. If Solsil tenders a Non-Renewal Notice to Mr. Kestenbaum, he would receive $150,000 in salary and continuation of benefits valued at $49,051. If Solsil tenders a Non-Renewal Notice to Mr. Sims, he would receive $150,000 in salary and continuation of benefits valued at $15,084.

(2)	A Change of Control will constitute Good Reason for termination under the terms of the company’s employment agreements with Messrs. Appelbaum, Bradley and Lebowitz, if the surviving entity fails to assume the obligations of the company with respect to such officer’s employment agreement following the Change of Control. All salary and continuation of benefit payments reflected in this column to these three officers assumes the surviving entity has failed to assume such obligations.

(3)	Includes $150,000 payable to Mr. Kestenbaum upon his termination from Solsil.

(4)	Constitutes payments pursuant to the terms of Solsil employment agreements with Mr. Kestenbaum and Mr. Sims.

(5)	The amount represents the intrinsic value of the accelerated amount of the option awards, based upon the closing price of $7.00 on June 30, 2009 on the AIM Market. If the exercise price exceeds the closing price for any portion of an option award, that portion of the option award is deemed to have no value.

(6)	Includes $150,000 payable to Mr. Sims upon his termination from Solsil.

Employee Benefit Plans

We believe that our ability to grant equity-based awards is a valuable and necessary compensation tool that aligns the long-term financial interests of our employees and directors with the financial interests of our stockholders. In addition, we believe that our ability to grant options and other equity-based awards helps us to attract, retain and motivate qualified employees, and encourages them to devote their best efforts to our business and financial success. The material terms of our equity incentive plan is described below.

2006 Employee, Director and Consultant Stock Plan

Our 2006 Employee, Director and Consultant Stock Plan was adopted by our Board of Directors in October 2006 and approved by our stockholders in November 2006. A total of 5,000,000 shares of common stock have been reserved for issuance under this plan, of which 685,000 shares were available for grant as of June 30, 2009.

The plan is to be administered by our Compensation Committee. The plan authorizes the issuance of stock grants to our employees, directors and consultants, the grant of incentive stock options to our employees and the grant of non-qualified options to our employees and directors, and consultants.

The administrator has the authority to administer and interpret the plan, determine the persons to whom awards will be granted under the plan and, subject to the terms of the plan, the type and size of each award, the terms and conditions for vesting, cancellation and forfeiture of awards and the other features applicable to each award or type of award. The administrator may accelerate or defer the vesting or payment of awards, cancel or modify outstanding awards, waive any conditions or restrictions imposed with respect to awards or the stock issued pursuant to awards and make any and all other determinations that it deems appropriate, subject to the limitations contained in the plan, and provisions designed to maintain compliance with the requirements of Sections 422 (for incentive stock options), and 409A of the Code, as well as other applicable laws and stock exchange rules. In addition the Compensation Committee may delegate part of its authority and powers under the plan to one or more of our directors and/or officers, however, only the administrator will make awards to participants who are our directors or executive officers.

All of our employees are eligible to receive awards under the plan. The plan defines “employees” to include any of our employees or employees of one of our affiliates, including employees who are also serving as one of our officers or directors, or as an officer or director of one of our affiliates. All other awards may be granted to any participant in the plan. Participation is discretionary, and awards are subject to approval by the administrator. The aggregate number of shares of common stock subject to awards that may be granted to any one participant during any fiscal year may not exceed 500,000 shares.

The maximum number of shares of common stock that may be subject to awards during the term of the plan is 5,000,000 shares. Shares of common stock issued in connection with awards under the plan may be shares that are authorized but unissued, or previously issued shares that have been reacquired, or both. If an award under the plan is forfeited, cancelled, terminated or expires prior to the issuance of shares, the shares subject to the award will be available for future grants under the plan. However, shares of common stock tendered in payment for an award or shares of common stock withheld for taxes will not be available again for grant.

The following types of awards may be granted under the plan. All of the awards described below are subject to the conditions, limitations, restrictions, vesting and forfeiture provisions determined by the administrator, in its sole discretion, subject to such limitations as are provided in the plan. The number of shares subject to any award is also determined by the administrator, in its discretion.

Stock Grants.  A stock grant is an award of outstanding shares of common stock and may subject the shares to vesting or forfeiture conditions. Participants generally receive dividend payments on the shares subject to a restricted stock grant award during the vesting period, and are also generally entitled to vote the shares underlying their awards.

Non-Qualified Stock Options.  An award of a non-qualified stock option under the plan grants a participant the right to purchase a certain number of shares of common stock during a specified term in the future, after a vesting period, at an exercise price equal to at least 100% of the fair market value of the common stock on the grant date. The exercise price may be paid by any of the means described below under “Stock-Based Awards.” A non-qualified stock option is an option that does not qualify under Section 422 of the Code.

Incentive Stock Options.  An incentive stock option is a stock option that meets the requirements of Section 422 of the Code, which include an exercise price of no less than 100% of fair market value on the grant date, a term of no more than 10 years, and that the option be granted from a plan that has been approved by stockholders. Additional requirements apply to an incentive stock option granted to a participant who beneficially owns stock representing more than 10% of the total voting power of all of our outstanding stock on the date of grant. If certain holding period requirements are met and there is no disqualifying disposition of the shares, the participant will be able to receive capital gain (rather than ordinary income) treatment under the Code with respect to any gain related to the exercise of the option.

Stock-Based Awards.  A stock-based award is a grant by us under the plan of an equity award or an equity based award which is not a non-qualified stock option, an incentive stock option, or a stock grant. The administrator has the right to grant stock-based awards having such terms and conditions as the administrator may determine, including, without limitation, the grants of shares based upon certain conditions, the grant of securities convertible into shares and the grant of stock appreciation rights, phantom stock awards or stock units. The principal terms of each stock-based award will be set forth in the participant’s award agreement, in a form approved by the administrator and shall contain terms and conditions which the administrator determines to be appropriate and in our best interest.

Payment of the exercise price of a non-qualified stock option or incentive stock option may be made in United States dollars or, if permitted by the administrator, by tendering shares of common stock owned by the participant and acquired at least six months prior to exercise, having a fair market value equal to the exercise price, by a combination of cash and shares of common stock or by authorizing the sale of shares otherwise issuable upon exercise, with the sale proceeds applied towards the exercise price. Additionally, the administrator may provide that stock options can be net exercised, that is exercised by issuing shares having a value approximately equal to the difference between the aggregate value of the shares as to which the option is being exercised and the aggregate exercise price for such number of shares, or that payment may be made through deliver of a promissory note.

By its terms, awards granted under the plan are not transferable other than (i) by will or the laws of descent and distribution or (ii) as approved by the administrator in its discretion and set forth in the applicable agreement with the participant. Notwithstanding the foregoing, an incentive stock option transferred except in compliance with clause (i) above will no longer qualify as an incentive stock option. During a participant’s lifetime, all rights with respect to an award may be exercised only by the participant (or by his or her legal representative) and cannot be assigned, pledged or hypothecated in any way (whether by operation of law or otherwise) and cannot be subject to execution, attachment or similar process.

Subject to certain limitations, the maximum number of shares available for issuance under the plan, the number of shares covered by outstanding awards, the exercise price applicable to outstanding awards and the limit on awards to a single employee shall be adjusted by the administrator if it determines that any stock split, extraordinary dividend, stock dividend, distribution (other than ordinary cash dividends), recapitalization, merger, consolidation, reorganization, combination or exchange of shares or other similar event equitably requires such an adjustment.

Upon the occurrence of a “Corporate Transaction,” as defined in the plan, the administrator, may, in its discretion and as it deems appropriate as a consequence of such Corporate Transaction, accelerate, purchase, adjust, modify or terminate awards or cause awards to be assumed by the surviving corporation in the transaction that triggered such Corporate Transaction.

The plan will terminate in October 2016, the date which is ten years from the date of its approval by our Board of Directors. The plan may be amended or terminated by the administrator at an earlier date, provided that no amendment that would require stockholder approval under any applicable law or regulation (including the rules of any exchange on which our shares are then listed for trading) or under any provision of the Code, may become effective without stockholder approval. A termination, suspension or amendment of the plan may not adversely affect the rights of any participant with respect to a previously granted award, without the participant’s written consent.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of August 31, 2009, as to the beneficial ownership of our common stock, in each case, by:

•	each of our Named Executive Officers;

•	each of our directors;

•	all our current executive officers and directors as a group; and

•	each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of August 31, 2009, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 72,544,254 shares of common stock outstanding on August 31, 2009. Brokers or other nominees may hold shares of our common stock in “street name” for customers who are the beneficial owners of the shares. As a result, we may not be aware of each person or group of affiliated persons who own more than 5% of our common stock.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Globe Specialty Metals, Inc., One Penn Plaza, 250 West 34th Street, Suite 2514, New York, NY 10119.

	Shares
	Beneficially	Percentage of Shares
Name and Address of Beneficial Owner	Owned	Beneficially Owned

Directors and Executive Officers:
Alan Kestenbaum(1)	11,135,205	15%
Jeff Bradley(2)	150,000	*
Theodore A. Heilman, Jr.(3)	573,706	1%
Arden Sims(4)	785,082	1%
Malcolm Appelbaum(5)	75,000	*
Stephen Lebowitz(6)	37,500	*
Stuart E. Eizenstat(7)	6,360	*
Daniel Karosen(8)	6,421	*
Donald G. Barger, Jr(9)	6,250	*
Thomas A. Danjczek(10)	6,250	*
Franklin Lavin(11)	6,250	*
All directors and executive officers as a group (11 individuals)(12)	12,788,024	17%
Five Percent Stockholders:
Luxor Capital Group LP(13)	9,388,711	12%
767 Fifth Avenue New York, NY 10153
Plainfield Asset Management LLC(14)	6,914,443	10%
55 Railroad Avenue Greenwich, CT 06830
D.E. Shaw Laminar International, Inc. and affiliates(15)	6,523,453	9%
120 West 45th Street New York, NY 10036
Fidelity Investments(16)	4,227,603	6%
P.O. Box 770001 Cincinnati, OH 45277

*	Less than one (1%) percent.

(1)	Includes 375,000 shares issuable upon exercise of options exercisable within 60 days of August 31, 2009 and 77,967 shares subject to an escrow agreement and forfeiture in certain cases.

(2)	Includes 150,000 shares issuable upon exercise of options exercisable within 60 days of August 31, 2009.

(3)	Includes 333,333 shares issuable upon exercise of options exercisable within 60 days of August 31, 2009 and 419 shares subject to an escrow agreement and forfeiture in certain cases.

(4)	Includes 125,000 shares issuable upon exercise of options exercisable within 60 days of August 31, 2009 and 19,112 shares subject to an escrow agreement and forfeiture in certain cases.

(5)	Includes 75,000 shares issuable upon exercise of options exercisable within 60 days of August 31, 2009.

(6)	Includes 37,500 shares issuable upon exercise of options exercisable within 60 days of August 31, 2009.

(7)	Includes 6,250 shares issuable upon exercise of options exercisable within 60 days of August 31, 2009.

(8)	Includes 6,250 shares issuable upon exercise of options exercisable within 60 days of August 31, 2009.

(9)	Includes 6,250 shares issuable upon exercise of options exercisable within 60 days of August 31, 2009.

(10)	Includes 6,250 shares issuable upon exercise of options exercisable within 60 days of August 31, 2009.

(11)	Includes 6,250 shares issuable upon exercise of options exercisable within 60 days of August 31, 2009.

(12)	Includes 1,127,083 shares issuable upon exercise of options exercisable within 60 days of August 31, 2009 and 97,498 shares subject to an escrow agreement and forfeiture in certain cases.

(13)	Includes 1,288,420 shares and 2,576,840 shares underlying immediately exercisable warrants, issuable upon exercise of 1,288,420 immediately exercisable unit purchase options. Luxor Capital Group, LP (LCG) acts as the investment manager of proprietary private investment funds and separately managed accounts that own the shares, and as investment manager LCG may exercise dispositive and voting authority over the shares. Luxor Management, LLC is the general partner of LCG. Mr. Christian Leone is the managing member of Luxor Management, LLC. LCG Holdings, LLC is the general partner or managing member of the proprietary private investment funds organized in the United States. Mr. Leone is the managing member of LCG Holdings, LLC.

(14)	Includes 32,601 shares subject to an escrow agreement and forfeiture in certain cases. Max Holmes, Chief Investment Officer of Plainfield Asset Management LLC (Plainfield), has the power to direct investments and/or vote the securities held by the affiliates of Plainfield, for which Plainfield serves as investment manager. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Plainfield and Max Holmes may be deemed to be a beneficial owner of such securities; however, Plainfield and Max Holmes each expressly disclaim beneficial ownership of such securities.

(15)	Consists of shares from D.E. Shaw Laminar International, Inc., D.E. Shaw Composite Side Pocket Series 1, L.L.C., and D.E. Shaw Composite Side Pocket Series 7, L.L.C., of which 112,282 shares are subject to an escrow agreement and forfeiture in certain cases. D.E. Shaw & Co., L.P., as investment adviser, has voting and investment control over the shares beneficially owned by D.E. Shaw Laminar International, Inc., D.E. Shaw Composite Side Pocket Series 1, L.L.C., and D.E. Shaw Composite Side Pocket Series 7, L.L.C. Julius Gaudio, Eric Wepsic, Maximilian Stone, Anne Dinning, and Lou Salkind, or their designees, exercise voting and investment control over the shares on D.E. Shaw & Co., L.P.’s behalf.

(16)	Fidelity Investments (Fidelity) serves as investment adviser with power to direct investments and/or sole power to vote these securities owned by various individuals and institutional investors. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Fidelity is deemed to be a beneficial owner of such securities; however, Fidelity expressly disclaims that it is, in fact, the beneficial owner of such securities.

Equity Compensation Plan Information

The following table provides information as of June 30, 2009 with respect to shares of our common stock that may be issued under our existing equity compensation plan.

Number of Securities
Remaining
			Weighted-Average	Available for Future
			Exercise Price of	Issuance Under
	Number of Securities to be		Outstanding	Equity Compensation
	Issued Upon Exercise of		Options,	Plans (Excluding
	Outstanding Options,		Warrants and	Securities Reflected
Plan Category	Warrants and Rights		Rights	in Column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders(1)	4,315,000	(2)	$5.12	685,000	(3)
Equity compensation plans not approved by security holders	—		—	—

Total	4,315,000		$5.12	685,000

(1)	Consists of the 2006 Employee, Director and Consultant Stock Plan, as amended.

(2)	Consists of shares of common stock subject to stock options that will entitle the holders, upon exercise, to one share of common stock for each such option that vests over the holders’ period of continued service.

(3)	Shares reserved for issuance under the 2006 Employee, Director and Consultant Stock Plan may be issued upon the exercise of stock options, through direct stock issuances or pursuant to restricted stock unit awards that vest upon the attainment of prescribed performance milestones or the completion of designated service periods.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following is a description of the transactions we have engaged in since the beginning of our fiscal year ended June 30, 2009, with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates.

Since our acquisition of Solsil, certain entities of the D.E. Shaw group and Plainfield Asset Management participated in additional equity offerings by Solsil. Certain entities of the D.E. Shaw group and Plainfield Asset Management paid $797,698 and $2,376,452, respectively, to Solsil for the issuance of additional shares, including $797,698 and $805,833, respectively, which was paid by the cancellation of outstanding indebtedness. The shares that were purchased by these shareholders, were purchased pursuant to the exercise of certain preemptive rights granted to these shareholders in connection with our acquisition of Solsil. Our contribution of additional capital to Solsil triggered the exercise of these preemptive rights. Certain entities of the D.E. Shaw group continue to hold approximately 4.8% of the Solsil common stock, and Plainfield Asset Management continues to hold approximately 13.9% of the Solsil common stock.

We entered into agreements with Marco International, an affiliate of Mr. Kestenbaum, on a purchase order basis to sell ferrosilicon. Sales were $1,286,000 for the year ended June 30, 2009. We also paid Marco Realty, an affiliate of Mr. Kestenbaum, to rent office space for our corporate headquarters in New York City, New York. Rent for office space for the year ended June 30, 2009 was $207,000. We entered into agreements to purchase sodium carbonate from Marco International. During the year ended June 30, 2009, purchases totaled $126,000.

On November 10, 2005, GMI borrowed $8,500,000 from MI Capital, Inc., an affiliate of Mr. Kestenbaum, and $8,500,000 from certain entities of the D.E. Shaw group. The loan from MI Capital bore interest at prime plus 3.25%, with a minimum of 10.25% per annum, the loan from certain entities of the D.E. Shaw group bore interest at LIBOR plus 8%, and both loans were due to mature on November 10, 2011. Both loans were secured by junior liens on substantially all of GMI’s assets and were subordinated to GMI’s senior debt. On April 17, 2007, MI Capital sold its loan to certain entities of the D.E. Shaw group. On September 18, 2008 GMI paid these loans in full. Since the beginning of our fiscal year ended June 30, 2009 through the date of repayment, certain entities of the D.E. Shaw group received interest of approximately $389,000.

On October 24, 2007, Solsil borrowed a total of $1,500,000 from certain entities of the D.E. Shaw group and Plainfield Direct, Inc., who are our shareholders and Solsil shareholders. The loans bore interest at LIBOR plus 3% and were due to mature on October 24, 2008. These loans, including accumulated interest totaling $103,531, were paid in full on October 16, 2008 through the issuance of shares of Solsil common stock valued at $53,839.39 per share.

Immediately prior to our underwritten public offering, we agreed with Luxor Capital Group LP to amend their 1,288,420 unit purchase options to provide that, upon exercise, the unit purchase options and the warrants otherwise issuable upon exercise of the unit purchase options would be exercised on a net cashless basis.

We believe that all of the transactions above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. All future transactions, including loans between the company and our affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested directors and will continue to be on terms no less favorable to us than could be obtained from unaffiliated third parties.

See Item 10, Directors, Executive Officers and Corporate Governance — Board of Directors, with respect to director independence.

Item 14.	Principal Accountant Fees and Services

The following table presents aggregate fees billed to us for the years ended June 30, 2009 and 2008, for professional services rendered by KPMG LLP (KPMG), our principal accountant for the audit of our annual financial statements and review of our interim financial statements.

	2009	2008
	($ in thousands)

Audit Fees	$2,959	$2,669
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$2,959	$2,669

Audit Fees.  Audit fees consisted of fees billed by KPMG for professional services rendered in connection with the audit and quarterly reviews of our consolidated financial statements. Such fees included fees associated with the preparation and review of the registration statement on Form S-1 relating to our U.S. initial public offering.

Audit-Related Fees.  Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit Fees.”

Tax Fees.  Tax fees consist of tax advice and tax planning services.

The Audit Committee of the Board of Directors has determined that the provision by KPMG of the non-audit services described above is compatible with maintaining the independence of KPMG.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

All engagements for services by KPMG or other independent registered public accountants are subject to prior approval by the Audit Committee; however, de minimis non-audit services may instead be approved in accordance with applicable SEC rules. The Audit Committee approved all services provided by KPMG for the fiscal year ended June 30, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(2)	Financial Statement Schedule

Not applicable.

(3)	Exhibits

The following exhibits are filed with this Annual Report or incorporated by reference:

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of January 8, 2008, by and among GSM, Solsil Acquisition Corp. and Solsil**
2.2	Amendment to Agreement and Plan of Merger, dated as of February 29, 2008, by and among GSM, Solsil Acquisition Corp., Solsil and the Representatives named therein**
3.1	Amended and Restated Certificate of Incorporation*
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation*
3.3	Amended and Restated Bylaws**
4.1	Second Amended and Restated Credit Agreement dated as of September 18, 2008, by and among GMI, Alabama Sand and Gravel, Inc., Laurel Ford Resources, Inc., West Virginia Alloys, Inc., as subsidiary guarantors, GSM, as Parent, the lender parties thereto, and Societe Generale, as Sole Arranger, Administrative Agent, Issuing Bank, Swingline Lender and Collateral Agent**
10.1	2006 Employee, Director and Consultant Stock Option Plan*
10.2	Employment Agreement, dated May 26, 2008, between GSM and Jeff Bradley*
10.3	Employment Agreement, dated November 13, 2006, between GSM and Alan Kestenbaum*
10.4	Employment Agreement, dated May 31, 2006, between Solsil and Alan Kestenbaum*
10.5	Employment Agreement, dated November 13, 2006, between GSM and Arden Sims*
10.6	Employment Agreement, dated May 31, 2006, between Solsil and Arden Sims*
10.7	Employment Agreement, dated November 13, 2006, between GSM and Theodore A. Heilman, Jr.*
10.8	Employment Agreement, dated June 8, 2007, between GSM and Daniel Krofcheck*
10.9	Employment Agreement, dated June 20, 2008, between GSM and Stephen Lebowitz*
10.10	Solsil Secured Promissory Note made on October 24, 2007 and issued to Plainfield Direct Inc.**
10.11	Solsil Secured Promissory Note made on October 24, 2007 and issued to Plainfield Direct Inc.***
10.12	Employment Agreement, dated September 21, 2008, between GSM and Malcolm Appelbaum****
21.1	Subsidiaries*

Exhibit
Number	Description of Document

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.3	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Filed herewith.

*	Incorporated by reference to the exhibit with the same designation filed with the Company’s registration statement on Form S-1 (Registration No. 333-152513) filed on July 25, 2008.

**	Incorporated by reference to the exhibit with the same designation filed with Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-152513) filed on November 4, 2008.

***	Incorporated by reference to the exhibit with the same designation filed with Amendment No. 2 to the Company’s registration statement on Form S-1 (Registration No. 333-152513) filed on June 9, 2009.

****	Incorporated by reference to the exhibit with the same designation filed with Amendment No. 3 to the Company’s registration statement Form S-1 (Registration Statement No. 333-152513) filed on July 16, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Globe Specialty Metals, Inc.
(Registrant)

By:	/s/ Malcolm Appelbaum
Malcolm Appelbaum
Chief Financial Officer

October 5, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Kestenbaum Alan Kestenbaum	Executive Chairman, Director and Principal Executive Officer	October 5, 2009

/s/ Jeff Bradley Jeff Bradley	Chief Executive Officer and Principal Executive Officer	October 5, 2009

/s/ Malcolm Appelbaum Malcolm Appelbaum	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer	October 5, 2009

/s/ Stuart E. Eizenstat Stuart E. Eizenstat	Director	October 5, 2009

/s/ Daniel Karosen Daniel Karosen	Director	October 5, 2009

/s/ Franklin Lavin Franklin Lavin	Director	October 5, 2009

/s/ Donald Barger Donald Barger	Director	October 5, 2009

/s/ Thomas Danjczek Thomas Danjczek	Director	October 5, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

GLOBE SPECIALTY METALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Globe Specialty Metals, Inc.:

We have audited the accompanying consolidated balance sheets of Globe Specialty Metals, Inc. and subsidiary companies (the Company) as of June 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globe Specialty Metals, Inc. and subsidiary companies as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2009 in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

Columbus, Ohio
October 5, 2009

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Consolidated Balance Sheets
June 30, 2009 and 2008
(In thousands, except share and per share amounts)

	2009	2008

Assets
Current assets:
Cash and cash equivalents (note 26)	$61,876	73,994
Accounts receivable, net of allowance for doubtful accounts of $1,390 and $1,021 at June 30, 2009 and 2008, respectively	24,094	53,801
Inventories	67,394	63,568
Prepaid expenses and other current assets	24,675	25,223

Total current assets	178,039	216,586
Property, plant, and equipment, net of accumulated depreciation and amortization	217,507	180,659
Goodwill	51,828	107,257
Other intangible assets	1,231	16,884
Investments in unconsolidated affiliates	7,928	7,965
Deferred tax assets	1,598	2,720
Other assets	15,149	16,103

Total assets	$473,280	548,174

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,341	40,493
Current portion of long-term debt	16,561	17,045
Short-term debt	6,688	20,140
Accrued expenses and other current liabilities	46,725	26,841

Total current liabilities	91,315	104,519
Long-term liabilities:
Long-term debt	36,364	52,020
Deferred tax liabilities	18,890	22,756
Other long-term liabilities	16,431	22,642

Total liabilities	163,000	201,937

Commitments and contingencies (note 18)
Minority interest	5,897	3,956
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares; issued, 66,944,254 and 63,050,416 shares at June 30, 2009 and 2008, respectively	7	6
Additional paid-in capital	303,364	296,137
Retained earnings	4,660	46,641
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	78	71
Pension liability adjustment, net of tax	(3,729)	(601)
Unrealized gain on available for sale securities, net of tax	7	27

Total accumulated other comprehensive loss	(3,644)	(503)
Treasury stock at cost, 1,000 shares and 0 shares at June 30, 2009 and 2008, respectively	(4)	—

Total stockholders’ equity	304,383	342,281

Total liabilities and stockholders’ equity	$473,280	548,174

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations
Years ended June 30, 2009, 2008, and 2007
(In thousands, except per share amounts)

	2009	2008	2007

Net sales	$426,291	452,639	221,928
Cost of goods sold	324,535	346,227	184,122
Selling, general, and administrative expenses	61,823	48,548	18,541
Research and development	1,394	901	120
Goodwill and intangible asset impairment	69,704	—	—
Restructuring charges	1,711	—	—

Operating (loss) income	(32,876)	56,963	19,145
Other income (expense):
Interest income	729	2,626	5,851
Interest expense, net of capitalized interest of $968, $255, and $66, respectively	(6,947)	(9,652)	(5,228)
Foreign exchange gain	2,202	642	688
Other income (loss)	3,117	1,099	(807)

(Loss) income before provision for income taxes, deferred interest attributable to common stock subject to redemption, and losses attributable to minority interest	(33,775)	51,678	19,649
Provision for income taxes	11,609	15,936	7,047

Net (loss) income before deferred interest attributable to common stock subject to redemption and losses attributable to minority interest	(45,384)	35,742	12,602
Deferred interest attributable to common stock subject to redemption	—	—	(768)
Losses attributable to minority interest, net of tax	3,403	721	—

Net (loss) income attributable to common stock	$(41,981)	36,463	11,834

Weighted average shares outstanding:
Basic	64,362	58,982	46,922
Diluted	64,362	72,954	50,231
(Loss) earnings per common share:
Basic	$(0.65)	0.62	0.25
Diluted	(0.65)	0.50	0.24

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Consolidated Statements of Changes in Stockholders’ Equity
Years ended June 30, 2009, 2008, and 2007
(In thousands)

					Accumulated
			Additional		Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	at Cost	Equity

Balance at June 30, 2006	41,358	$4	149,005	1,601	—	—	150,610
Shares issued in acquisition of Globe Metallurgical, Inc.	8,642	1	47,960	—	—	—	47,961
Retirement of shares converted or redeemed	(7,529)	(1)	(4,561)	—	—	—	(4,562)
Cash dividend paid	—	—	—	(3,257)	—	—	(3,257)
Warrants exercised	14,201	1	19,457	—	—	—	19,458
Comprehensive income:
Pension liability adjustment (net of income taxes of $316)	—	—	—	—	516	—	516
Unrealized gain on available for sale securities (net of income taxes of $32)	—	—	—	—	61	—	61
Net income attributable to common stock	—	—	—	11,834	—	—	11,834

Total comprehensive income							12,411

Balance at June 30, 2007	56,672	5	211,861	10,178	577	—	222,621
Warrants exercised	700	—	3,497	—	—	—	3,497
UPOs exercised	50	—	—	—	—	—	—
Shares issued in acquisition of Solsil, Inc.	5,629	1	72,091	—	—	—	72,092
Share-based compensation	—	—	8,688	—	—	—	8,688
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	71	—	71
Pension liability adjustment (net of income tax benefit of $686)	—	—	—	—	(1,117)	—	(1,117)
Unrealized loss on available for sale securities (net of income tax benefit of $17)	—	—	—	—	(34)	—	(34)
Net income attributable to common stock	—	—	—	36,463	—	—	36,463

Total comprehensive income							35,383

Balance at June 30, 2008	63,051	6	296,137	46,641	(503)	—	342,281
Warrants exercised	166	—	833	—	—	—	833
UPOs exercised	243	—	—	—	—	—	—
Warrant conversions	3,484	1	(1)	—	—	—	—
Share-based compensation	—	—	6,395	—	—	—	6,395
Treasury stock acquired	—	—	—	—	—	(4)	(4)
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	7	—	7
Pension liability adjustment (net of income tax benefit of $1,917)	—	—	—	—	(3,128)	—	(3,128)
Unrealized loss on available for sale securities (net of income tax benefit of $10)	—	—	—	—	(20)	—	(20)
Net loss attributable to common stock	—	—	—	(41,981)	—	—	(41,981)

Total comprehensive loss							(45,122)

Balance at June 30, 2009	66,944	$7	303,364	4,660	(3,644)	(4)	304,383

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Consolidated Statements of Cash Flows
Years ended June 30, 2009, 2008, and 2007
(In thousands)

	2009	2008	2007

Cash flows from operating activities:
Net (loss) income attributable to common stock	$(41,981)	36,463	11,834
Adjustments to reconcile net (loss) income attributable to common stock to net cash provided by operating activities:
Depreciation and amortization	19,807	19,339	10,641
Amortization of customer contracts	(434)	(3,039)	(3,849)
Share-based compensation	6,395	8,176	512
Goodwill and intangible asset impairment	69,704	—	—
Losses attributable to minority interest, net of tax	(3,403)	(721)	—
Deferred taxes	4,735	2,265	306
Deferred interest attributable to common stock subject to redemption	—	—	768
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	29,449	(18,173)	515
Inventories	(6,463)	(17,730)	(2,650)
Prepaid expenses and other current assets	(6,889)	(5,993)	(2,193)
Accounts payable	(20,499)	(2,381)	1,308
Accrued expenses and other current liabilities	18,487	8,930	5,416
Other	(4,894)	5,070	(3,935)

Net cash provided by operating activities	64,014	32,206	18,673

Cash flows from investing activities:
Capital expenditures	(51,437)	(22,357)	(8,629)
Held-to-maturity treasury securities	2,987	(2,987)	—
Acquisition of businesses, net of cash acquired of $0, $1,319, and $6,750 during the years ended June 30, 2009, 2008, and 2007	(74)	246	(104,894)
Note receivable from Solsil, Inc.	—	(1,500)	—
Investments in unconsolidated affiliates	—	(10)	(5,963)
Purchase of investments held in trust	—	—	(3,038)
Funds released from trust	—	—	190,192
Other investing activities	339	—	—

Net cash (used in) provided by investing activities	(48,185)	(26,608)	67,668

Cash flows from financing activities:
Proceeds from warrants exercised	833	3,497	19,458
Net (payments) borrowings of long-term debt	(16,163)	13,722	1,544
Net (payments) borrowings of short-term debt	(11,878)	(15,247)	5,431
Solsil, Inc. common share issuance	1,570	509	—
Dividends paid	—	—	(3,257)
Purchase of redeemed shares	—	—	(42,802)
Other financing activities	(2,316)	(1,876)	(970)

Net cash (used in) provided by financing activities	(27,954)	605	(20,596)

Effect of exchange rate changes on cash and cash equivalents	7	50	—

Net (decrease) increase in cash and cash equivalents	(12,118)	6,253	65,745
Cash and cash equivalents at beginning of year	73,994	67,741	1,996

Cash and cash equivalents at end of year	$61,876	73,994	67,741

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,932	7,091	4,166
Cash paid for income taxes	$10,785	13,833	4,685

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

(1)	Organization and Business Operations

Globe Specialty Metals, Inc. and subsidiary companies (GSM, the Company, we, or our) is among the world’s largest producers of silicon metal and silicon-based alloys, important ingredients in a variety of industrial and consumer products. The Company’s customers include major silicone chemical, aluminum and steel manufacturers, auto companies and their suppliers, ductile iron foundries, manufacturers of photovoltaic solar cells and computer chips, and concrete producers.

GSM was incorporated in Delaware on December 23, 2004, under the name International Metal Enterprises, Inc., to serve as a vehicle for the acquisition of operating companies in the metals and mining industry.

On November 13, 2006, the Company acquired 100% of the outstanding stock of Globe Metallurgical, Inc. (GMI), a manufacturer of silicon metal and silicon-based alloys. GMI owns and operates plants in Beverly, Ohio and Alloy, West Virginia. GMI also owns two currently idle silicon metal and ferroalloy manufacturing plants located in Niagara Falls, New York and Selma, Alabama. GMI’s products are sold primarily to the silicone chemical, aluminum, metal casting, and solar cell industries, primarily in the United States, Canada, and Mexico. GMI also owns 50% of the outstanding stock of Norchem, Inc. (Norchem). Norchem manufactures and sells additives that enhance the durability of concrete, refractory material, and oil well conditioners. GMI sells silica fume (also known as microsilica), a by-product of its ferrosilicon metal and silicon metal production process, to Norchem as well as other companies.

On November 20, 2006, the Company acquired 100% of the outstanding stock of Stein Ferroaleaciones S.A. (SFA), an Argentine manufacturer of silicon-based alloys, and SFA’s two affiliates, UltraCore Polska Sp.z.o.o. (UCP), a Polish manufacturer of cored wire alloys, and Ultra Core Corporation, a U.S.-based alloy distributor (collectively, Stein). SFA, incorporated in Argentina in 1974, is among Latin America’s leading producers of silicon-based alloys. Headquartered in Buenos Aires, Argentina, it operates an alloy manufacturing plant in Mendoza province, Argentina and cored wire packing plants in San Luis province, Argentina and Police, Poland. Stein’s products are important ingredients in the manufacturing of steel, ductile iron, machine and auto parts, and pipe. SFA has been renamed Globe Metales S.A. (Globe Metales).

On January 31, 2007, the Company acquired 100% of the outstanding stock of Camargo Correa Metais S.A. (CCM), one of Brazil’s largest producers of silicon metal and silica fume. CCM has been renamed Globe Metais Indústria e Comércio S.A. (Globe Metais). Globe Metais operates a manufacturing facility located in Breu Branco, Para, Brazil. It also operates quartzite mining and forest reserves operations in Para, Brazil. Through our Brazilian operations, we are one of Brazil’s largest producers of silicon metal and silica fume, raw materials used in the chemical, metallurgical, semiconductors, cement, and firebrick industries. The silicon metal produced at our Brazilian facility supplies industries worldwide.

On February 29, 2008, the Company completed the acquisition of approximately 81% of Solsil, Inc. (Solsil). Solsil is continuing to develop its technology to produce upgraded metallurgical grade silicon through a proprietary metallurgical process for use in photovoltaic (solar) cells. Solsil has historically supplied its silicon to several leading global manufacturers of photovoltaic cells, ingots and wafers, and the acquisition will allow the Company to become a significant supplier in the higher purity solar-grade silicon market. Solsil remains focused on research and development and is not presently producing material for commercial sale.

On May 15, 2008, the Company entered into a business combination, which provided an ownership interest of approximately 58% of Ningxia Yonvey Coal Industrial Co., Ltd (Yonvey). Yonvey is a producer of carbon electrodes, an important input in the silicon metal production process. Prior to the business combination, Yonvey’s predecessor was one of the Company’s electrode suppliers, and Yonvey now principally supplies

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

its electrodes to our subsidiaries. Yonvey’s operations are located in Chonggang Industrial Park, Shizuishan in the Ningxia Hiu Autonomous Region of China. On November 28, 2008, the Company increased its interest by an additional 12%.

See note 3 (Business Combinations) for additional information regarding the Solsil and Yonvey business combinations.

(2)	Summary of Significant Accounting Policies

a.  Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting. For investments in which the Company owns less than 20% of the voting shares and does not have significant influence, the cost method of accounting is used.

The Company also evaluates the consolidation of entities under Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46(R)). FIN 46(R) requires management to evaluate whether an entity or interest is a variable interest entity and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met. The Company does not have any variable interest entities requiring consolidation.

All intercompany balances and transactions have been eliminated in consolidation.

b.  Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

c.  Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Significant estimates and assumptions in these consolidated financial statements include the valuation of inventories; the carrying amount of property, plant, and equipment; estimates of fair value associated with accounting for business combinations; goodwill and long-lived asset impairment tests; estimates of fair value of investments; restructuring charges; income taxes and deferred tax valuation allowances; valuation of derivative instruments; the determination of the discount rate and the rate of return on plan assets for pension expense (benefit); and the determination of the fair value of share-based compensation involving assumptions about forfeiture rates, stock volatility, discount rates, and expected time to exercise. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

d.  Revenue Recognition

Revenue is recognized in accordance with the U.S. Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104 (SAB 104) when a firm sales agreement is in place, delivery has occurred and title and risks of ownership have passed to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. Shipping and other transportation costs charged to buyers are recorded in both net sales and cost of goods sold. Sales taxes collected from customers and remitted to governmental

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

authorities are accounted for on a net basis and, therefore, are excluded from net sales in the consolidated statements of operations. When the Company provides a combination of products and services to customers, the arrangement is evaluated under Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. If the Company cannot objectively determine the fair value of any undelivered elements under an arrangement, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

e.  Foreign Currency Translation

The determination of the functional currency for the Company’s foreign subsidiaries is made based on appropriate economic factors, including the currency in which the subsidiary sells its products, the market in which the subsidiary operates, and the currency in which the subsidiary’s financing is denominated. Based on these factors, management has determined that the U.S. dollar is the functional currency for Globe Metales and Globe Metais. The functional currency for Yonvey is the Chinese renminbi. Yonvey’s assets and liabilities are translated using current exchange rates in effect at the balance sheet date and for income and expense accounts using average exchange rates. Resulting translation adjustments are reported as a separate component of stockholders’ equity. Translation gains and losses are recognized on transactions in currencies other than the U.S. dollar and included in the consolidated statement of operations for the period in which the exchange rates changed.

f.  Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

Refer to note 3 (Business Combinations) and note 19 (Stockholders’ Equity) for supplemental disclosures of noncash investing and financing activities.

g.  Inventories

Inventories are valued at the lower of cost or market value, which does not exceed net realizable value. Cost of inventories is determined either by the first-in, first-out method or by the average cost method. When circumstances indicate a potential valuation issue, tests are performed to assess net realizable value, and as necessary, an inventory write-down is recorded for obsolete, slow moving, or defective inventory. Management estimates market and net realizable value based on current and expected future selling prices for our inventories, as well as the expected utilization of parts and supplies in our manufacturing process.

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

h.  Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Depreciation is calculated using the straight-line method based on the estimated useful lives of assets. The estimated useful lives of property, plant, and equipment are as follows:

Range of
Useful Lives

Asset type:
Land improvements and land use rights	20 to 36 years
Buildings	35 to 40 years
Manufacturing equipment	5 to 25 years
Furnaces	10 to 20 years
Other	3 to 5 years

Costs that do not extend the life of an asset, materially add to its value, or adapt the asset to a new or different use are considered repair and maintenance costs and expensed as incurred.

i.  Business Combinations

When the Company acquires a business, the purchase price is allocated to the tangible assets, identifiable intangible assets, and liabilities acquired. Any residual purchase price is recorded as goodwill. If the fair value of the net assets acquired exceeds the purchase price and any contingent considerations issuable, the resulting negative goodwill is allocated as a pro rata reduction of the values of acquired nonmonetary assets. The Company generally engages independent, third-party appraisal firms to assist in determining the fair values of assets acquired. Such a valuation requires management to make significant estimates, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain. For all acquisitions, operating results are included in the consolidated statements of operations from the date of acquisition.

j.  Goodwill and Other Intangible Assets

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is tested for impairment annually at the end of the third quarter, and will be tested for impairment between annual tests if an event occurs or circumstances change that more likely than not would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are at the reportable segment level, or one level below the reportable segment level for our Other reportable segment, and are aligned with our management reporting structure. Goodwill relates and is assigned directly to a specific reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Refer to note 3 (Business Combinations), note 4 (Goodwill and Intangible Asset Impairment), and note 10 (Goodwill and Other Intangibles) for additional information.

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

Other intangible assets include electricity and other supplier contracts, customer relationships, trade names, and other intangible assets acquired from an independent party. Except for trade names, our intangible assets have a definite life and are amortized on a straight-line basis over their estimated useful lives as follows:

Range of
Useful Lives

Asset type:
Electricity contracts	3 to 11 years
Unpatented technology	10 years
Supplier contracts	2 years
Customer relationships	1 year
Software	1 year

Trade names have indefinite lives and are not amortized but rather tested annually for impairment and written down to fair value as required.

k.  Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the recoverability of its long-lived assets, such as plant and equipment and definite-lived intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future undiscounted pretax cash flows of the related operations. The Company assesses the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is measured based on the difference between estimated fair value and carrying value. Assets to be disposed are written down to the lower of carrying amount or fair value less costs to sell. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

l.  Share-Based Compensation

Effective July 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), as no share-based compensation awards were granted prior to July 1, 2006. The Company recognizes compensation expense based on the estimated grant date fair value using the Black-Scholes option pricing model. Prior to vesting, cumulative compensation cost equals the proportionate amount of the award earned to date. The Company has elected to treat each award as a single award and recognize compensation cost on a straight-line basis over the requisite service period of the entire award. If the terms of an award are modified in a manner that affects both the fair value and vesting of the award, the total amount of remaining unrecognized compensation cost (based on the grant-date fair value) and the incremental fair value of the modified award are recognized over the amended vesting period.

Prior to March 30, 2008, awards were liability-classified given net cash settlement provisions contained in the Company’s stock option plan and awards were required to be remeasured to fair value each reporting period. Effective March 30, 2008, the Company agreed to amend the terms of its share-based compensation plan to remove the cash settlement provisions. Based on this amendment, all outstanding awards were

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

converted from liability-classified awards to equity-classified awards. In accordance with SFAS 123(R), when a liability-classified award is modified so that it becomes equity-classified without changing any of the other terms of the award, the fair value of the award at the date of the modification becomes its measurement basis from that point forward. Additionally, as of the date of modification, the Company reclassified its accumulated liability for share-based compensation from other long-term liabilities to additional paid-in capital.

Refer to note 21 (Share-Based Compensation) for further information on the Company’s accounting for share-based compensation.

m.  Restructuring Charges

Restructuring activities are programs planned and controlled by management that materially change either the scope of the business undertaken by the Company or the manner in which business is conducted. Restructuring activities include, but are not limited to, one-time termination benefits provided to current employees that are involuntarily terminated, costs to terminate a contract that is not a capital lease, and costs to consolidate facilities and relocate employees. Restructuring charges are recognized in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which requires a liability for a cost associated with an exit or disposal activity to be recognized at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. In periods subsequent to initial measurement, changes to a restructuring liability are measured using the credit-adjusted risk-free rate that was used to measure the liability initially.

n.  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

The Company has adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which provides a comprehensive model for the recognition, measurement, and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The Company has elected to recognize interest expense and penalties related to uncertain tax positions as a component of its provision for income taxes.

o.  Financial Instruments

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (SFAS 133), as amended by SFAS No. 149,

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company’s derivative instruments consist of an interest rate cap and interest rate swaps employed to manage interest rate exposures on long-term debt discussed in note 12 (Debt) and foreign exchange forward contracts to manage foreign currency exchange exposure discussed in note 15 (Derivative Instruments).

p.  Recently Implemented Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). The Company partially adopted SFAS 157 on July 1, 2008. This adoption did not have a material impact to the Company’s consolidated results of operations or financial condition. Pursuant to FASB Staff Position No. 157-2, the Company deferred adopting SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis until July 1, 2009. These include property, plant, and equipment; goodwill; other intangible assets; and investments in unconsolidated affiliates. SFAS 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The statement does not require any new fair value measures. The Company carries its derivative agreements, as well as available-for-sale securities, at fair value, determined using observable market based inputs. See note 22 (Fair Value Measures).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). This statement permits companies, at their option, to choose to measure many financial instruments and certain other items at fair value. If the option to use fair value is chosen, the statement requires additional disclosures related to the fair value measurements included in the financial statements. The Company elected to not fair value existing eligible items. Accordingly, the adoption of SFAS 159 had no impact on the Company’s consolidated results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company has provided the enhanced disclosures required by SFAS 161 in note 15 (Derivative Instruments).

In March 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. The adoption of SFAS 162 had no impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). This statement explicitly defines when financial statements are issued or available for issue and requires companies to disclose the date through which subsequent events have been evaluated. The Company has provided the disclosures required by SFAS 165 in note 26 (Subsequent Events).

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

q.  Accounting Pronouncements to be Implemented

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a business combination and its effects. This statement establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to the Company’s business combinations for which the acquisition date is on or after July 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for the Company on July 1, 2009. The Company is currently assessing the potential effect of SFAS 160 on its results of operations and financial position.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement 140 (SFAS 166). The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement improves financial reporting by eliminating (1) the exceptions for qualifying special-purpose entities from the consolidation guidance and (2) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. This statement is effective for the Company on July 1, 2010. The Company is currently assessing the potential effect of SFAS 166 on its results of operations and financial position.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement amends FIN 46(R) to eliminate the quantitative-based risks and rewards calculation and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling interest in a variable interest entity. In addition, the statement requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity. This statement is effective for the Company on July 1, 2010. The Company is currently assessing the potential effect of SFAS 167 on its results of operations and financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS 168). The objective of this statement is to establish the FASB’s Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, except for SEC rules and interpretive releases, which are also authoritative U.S. GAAP for SEC registrants. The contents of the Codification will carry the same level of authority, eliminating the four-level U.S. GAAP hierarchy previously set forth in SFAS 162, which has been superseded by SFAS 168. The Codification will supersede

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe SFAS 168 will have a significant impact on the Company’s consolidated results of operations or financial conditions.

(3)	Business Combinations

Solsil Acquisition:

On February 29, 2008, the Company completed the acquisition of approximately 81% of Solsil. Based on the terms of the acquisition agreement, GSM issued 5,628,657 new shares of common stock to shareholders and optionholders of Solsil in exchange for the approximate 81% interest in Solsil. These shares were valued at $72,092 based on an average share price of $12.81 two days before and after the acquisition announcement on January 31, 2008. Related acquisition costs were $567.

Certain institutional shareholders of Solsil, who retained an approximate 19% interest in Solsil following the transaction, are entitled to certain preemptive rights on the future sale of equity securities of Solsil. These preemptive rights provide the shareholders of Solsil a right to participate in any issuance by Solsil of any equity securities, or securities convertible or exchangeable into equity securities, on a pro rata basis on terms no less favorable than those received by third-party purchasers. They also agreed to certain “tag-along” rights and “drag-along” obligations in the event of the sale of Solsil.

Alan Kestenbaum, Executive Chairman, and Arden Sims, Chief Operating Officer, were previously affiliated with Solsil. In addition, during the eight months ended February 29, 2008, prior to the Solsil acquisition, and the year ended June 30, 2007, the Company:

•	Earned $3,287 and $2,205, respectively, under an operating and lease agreement in which Solsil was provided administrative and operating support, plus facility space;

•	Sold $2,580 and $1,512, respectively, of metallurgical grade silicon to Solsil;

•	Purchased $1,798 and $954, respectively, of silicon from Solsil; and

•	Provided a $1,500 loan to Solsil on October 24, 2007. The note accrued interest at LIBOR plus 3.0%, through February 29, 2008, with interest payable in kind and capitalized as principal outstanding at the end of each quarter in lieu of payment in cash. The note, including accrued interest, was repayable in full on October 24, 2008. As a result of the acquisition of Solsil, this note was eliminated in consolidation at June 30, 2008 and was converted to equity during the year ended June 30, 2009, as further discussed below.

During March 2008, Solsil issued an additional 37.14753 shares of common stock at a price of $53,839.39 per share to existing Solsil shareholders. Total proceeds of the offering were $2,000, including proceeds received from minority shareholders totaling $374. The remaining funding of $1,626 was made by GSM and, thus, is eliminated in consolidation. There was no change in the Company’s percentage ownership in Solsil as a result of this share issuance.

During April 2008, Solsil issued an additional 17.59159 shares of common stock at a price of $53,839.39 per share to existing Solsil shareholders. Total proceeds of the offering were $947, including proceeds received from minority shareholders totaling $135. The remaining funding of $812 was made by GSM and, thus, is

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

eliminated in consolidation. There was no significant change in the Company’s percentage ownership in Solsil as a result of this share issuance.

During October 2008, Solsil issued an additional 315.75394 shares of common stock at a price of $53,839.39 per share to existing Solsil shareholders to fund Solsil’s capital expansion and research and development activities. Total proceeds of the offering were $17,000, including the conversion of $3,207 of existing debt. The portion funded by minority shareholders totaled $3,174, including the conversion of $1,604 of existing debt. The remaining funding of $13,826, including conversion of $1,603 of existing debt, was made by GSM and, thus, is eliminated in consolidation. There was no change in the Company’s percentage ownership in Solsil as a result of this share issuance.

In February 2009, the allocation of the purchase price of the Solsil acquisition was finalized. In finalizing the purchase price allocation, deferred tax liabilities were increased $144 with a corresponding increase in goodwill. The goodwill associated with the Solsil acquisition has been assigned to the Solsil operating segment. See note 4 (Goodwill and Intangible Asset Impairment) for discussion regarding the subsequent impairment of goodwill and intangible assets arising from the Solsil acquisition.

Yonvey Acquisition:

On May 15, 2008, the Company entered into a business combination pursuant to which it acquired a 58% ownership interest in Yonvey. Yonvey is engaged in the production of carbon electrodes, an important input in the Company’s production process.

Based on the terms of the business combination agreement, the Company’s total consideration was $11,172, of which $6,158, including direct costs of $458, was paid through June 30, 2008, with the remainder of $5,014 paid during the year ended June 30, 2009.

On November 28, 2008, the Company entered into a subscription agreement for capital increase. Under the terms of this agreement, the Company agreed to contribute an additional $10,236 in specified installments in exchange for an additional 12% interest in Yonvey. As of June 30, 2009, the Company had made additional contributions totaling $10,000. The Company expects to remit the remaining balance of the capital increase in fiscal 2010. The subscription agreement provides a call option such that within a period of three years from the agreement’s effective date, the minority shareholder may repurchase up to a maximum 12% ownership interest in Yonvey at a price equal to the relevant percentage of the additional $10,236 registered capital plus a premium calculated using a specified interest rate. This call option is recorded at fair value, with the change in the fair value of the related liability at each period-end reflected in other income (loss) in the consolidated statement of operations. The liability of $1,072 is recorded in other long-term liabilities at June 30, 2009. The reduction in minority interest associated with our additional share purchase is reflected in the consolidated statement of operations from the date of the subscription agreement.

In May 2009, the allocation of the final purchase price of the Yonvey acquisitions was completed. A total of $7,130 of goodwill has been assigned to the Other operating segment related to the Yonvey acquisitions.

(4)  Goodwill and Intangible Asset Impairment

In accordance with SFAS 142, the Company applies a fair value based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. During the second quarter of fiscal 2009, the Company experienced a decrease in profitability and a significant decline in demand for high purity solar-grade silicon. Consistent with the guidance in SFAS 142, the Company performed an interim

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

impairment test of goodwill and indefinite-lived intangible assets at the end of the second quarter of fiscal 2009. In performing this test, the Company made a substantial downward revision in the forecasted cash flows from its Solsil reporting unit as a result of a decrease in the market price for solar-grade silicon and weakness in demand for solar products. The Company finalized this impairment analysis during the third quarter of fiscal 2009 and has recorded an impairment charge totaling $65,340, comprising the write-off of $57,656 of goodwill and $12,048 of unpatented technology offset by the write-off of associated deferred taxes totaling $4,364. These impairment charges are entirely associated with the Solsil business unit, acquired in February 2008 as discussed in note 3 (Business Combinations).

(5)	Restructuring Charges

During the third quarter of fiscal 2009, the Company implemented formal restructuring programs, including the temporary shutdown of certain furnace operations and furloughing or terminating employees. Cash payments associated with these restructuring programs are expected to be completed in fiscal 2010. The restructuring programs include employee severance and benefits, as well as costs associated with lease termination obligations. Restructuring charges are accounted for in accordance with SFAS 146.

Activity during the period ended June 30, 2009 related to the restructuring liability is as follows:

	Liability			Liability
	at June 30,	Restructuring	Cash	at June 30,
	2008	Charges	Payments	2009

Severance and benefit-related costs(1)	$—	1,692	(1,465)	227
Lease termination obligations(2)	—	19	(19)	—

Total restructuring	$—	1,711	(1,484)	227

(1)	Includes severance payments made to employees, payroll taxes, and other benefit-related costs in connection with the terminations of employees.

(2)	Includes termination fees related to the cancellation of certain contractual lease obligations.

Total restructuring expenses of $1,711 were incurred during the year ended June 30, 2009 and are included in restructuring charges in the consolidated statement of operations. The remaining unpaid liability as of June 30, 2009 is included in accrued expenses and other current liabilities. No additional costs are expected to be incurred associated with these restructuring actions.

(6)	Treasury Securities

During March 2008, the Company purchased U.S. government treasury securities with a term to maturity of 125 days. The securities were redeemed during the year ended June 30, 2009. These securities were valued at amortized cost, and the $2,987 balance of these securities at June 30, 2008 was recorded in prepaid expenses and other current assets.

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

(7)	Inventories

Inventories comprise the following at June 30:

	2009	2008

Finished goods	$23,867	17,830
Work in process	3,462	7,267
Raw materials	31,323	32,068
Parts and supplies	8,742	6,403

Total	$67,394	63,568

At June 30, 2009, $52,613 in inventory is valued using the first-in, first-out method and $14,781 using the average cost method. At June 30, 2008, $48,236 in inventory is valued using the first-in, first-out method and $15,332 using the average cost method. During the year ended June 30, 2009, the Company recorded inventory write-downs totaling $5,835 due to expected lower net realizable values for certain Solsil and Yonvey inventories. These write-downs have been recorded in cost of goods sold. There were no significant inventory write-downs during the years ended June 30, 2008 or 2007.

(8)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets comprise the following at June 30:

	2009	2008

Deferred taxes	$4,276	6,352
Income tax receivables	8,227	5,921
Value added and other non-income-tax receivables	4,374	3,475
Deferred registration costs	302	1,646
Treasury securities	—	2,987
Foreign exchange forward contracts	3,243	—
Other	4,253	4,842

Total	$24,675	25,223

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

(9)	Property, Plant, and Equipment

Property, plant, and equipment, net of accumulated depreciation and amortization, comprise the following at June 30:

	2009	2008

Land, land improvements, and land use rights	$13,835	13,605
Building and improvements	24,176	23,629
Machinery and equipment	56,912	48,551
Furnaces	99,429	95,925
Other	15,728	14,390
Construction in progress	47,257	6,678

Property, plant, and equipment, gross	257,337	202,778
Less accumulated depreciation and amortization	(39,830)	(22,119)

Property, plant, and equipment, net of accumulated depreciation and amortization	$217,507	180,659

Depreciation expense for the year ended June 30, 2009 was $17,665, of which $17,281 is recorded in cost of goods sold and $384 is recorded in selling, general, and administrative expenses. Depreciation expense for the year ended June 30, 2008 was $15,083, of which $14,826 is recorded in cost of goods sold and $257 is recorded in selling, general, and administrative expenses. Depreciation expense for the year ended June 30, 2007 was $8,470, of which $7,665 is recorded in cost of goods sold and $805 is recorded in selling, general, and administrative expenses.

(10)	Goodwill and Other Intangibles

Goodwill and other intangibles presented below have been allocated to the Company’s operating segments.

a.  Goodwill

Changes in the carrying amount of goodwill during the years ended June 30 are as follows:

	2009	2008

Balance at beginning of year	$107,257	48,527
Yonvey capital increase	3,479	—
Solsil goodwill impairment	(57,656)	—
Tax valuation allowance adjustments (see note 17)	(1,100)	—
Solsil acquisition	—	57,512
Yonvey acquisition	—	3,947
Purchase accounting adjustments	(152)	(2,729)

Balance at end of year	$51,828	107,257

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

b.  Other Intangible Assets

Changes in the carrying amounts of definite lived intangible assets are as follows:

	Electricity	Unpatented
	Contracts	Technology	Other

Cost:
Balance at June 30, 2007	$9,574	—	595
Acquisitions	—	13,143	—
Purchase price allocation adjustments	1,239	—	(272)
Tax valuation allowance adjustments (see note 17)	(1,445)	—	—

Balance at June 30, 2008	9,368	13,143	323
Purchase price allocation adjustments	190	—	—
Tax valuation allowance adjustments (see note 17)	(1,653)	—	—
Solsil intangible asset impairment	—	(13,143)	—

Balance at June 30, 2009	$7,905	—	323

Accumulated amortization:
Balance at June 30, 2007	$1,915	—	256
Amortization expense	3,751	438	67

Balance at June 30, 2008	5,666	438	323
Amortization expense	1,485	657	—
Solsil intangible asset impairment	—	(1,095)	—

Balance at June 30, 2009	7,151	—	323

Net balance at June 30, 2009	$754	—	—

There were no changes in the value of the Company’s indefinite lived intangible assets during the years ended June 30, 2009 or 2008, except for a $128 adjustment resulting from the finalization of the purchase price allocation to trade names related to UCP during the year ended June 30, 2008. The trade name balance is $477 at both June 30, 2009 and 2008.

Amortization expense of purchased intangible assets was $2,142 for the year ended June 30, 2009, which is recorded in cost of goods sold. Amortization expense of purchased intangible assets was $4,256 for the year ended June 30, 2008, of which $4,205 is recorded in cost of goods sold and $51 is recorded in selling, general, and administrative expenses. Amortization expense of purchased intangible assets was $2,171 for the year ended June 30, 2007, of which $1,946 is recorded in cost of goods sold and $225 is recorded in selling, general, and administrative expenses.

The estimated future amortization expense of purchased intangible assets at June 30, 2009 is as follows:

2010	$363
2011	80
2012	68
2013	58
2014	49
Thereafter	136

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

c.  Customer Contracts

The Company has certain noncancelable executory customer contracts purchased as part of the Company’s historical acquisitions with future cash flows differing from market rates. The related assets and liabilities are being amortized over the contractual term of the individual contracts. For the years ended June 30, 2009, 2008, and 2007, $434, $3,039, and $3,849, respectively, of this net liability was amortized and included in net sales. The remaining unamortized net asset (liability) at June 30, 2009 and 2008 of $19 and $(411), respectively, is recorded in other assets and other long-term liabilities, respectively.

(11)  Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates comprise the following:

		Balance at	Balance at
	Ownership	June 30,	June 30,
	Interest	2009	2008

Equity method investment:
Norchem	50.00%	$1,955	1,992
Other cost investments:
Inversora Nihuiles S.A(a)	9.75	3,067	3,067
Inversora Diamante S.A.(b)	8.40	2,906	2,906

Total		$7,928	7,965

(a)	This entity owns a 51% interest in Hidroelectrica Los Nihuiles S.A., which is a hydroelectric company in Argentina.

(b)	This entity owns a 59% interest in Hidroelectrica Diamante S.A., which is a hydroelectric company in Argentina.

Equity (loss) income from our Norchem investment was $(38), $403, and $(23), respectively, for the years ended June 30, 2009, 2008, and 2007, which is included in other income (loss).

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

(12)  Debt

a.  Short-Term Debt

Short-term debt comprises the following:

		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line

June 30, 2009:
Type debt:
Revolving credit	$—	—%	$34,560
Export financing	—	—	7,400
Other	6,688	6.69	—

Total	$6,688		$41,960

June 30, 2008:
Type debt:
Revolving credit	$3,750	6.30%	$21,528
Export financing	7,030	6.46	951
Other	9,360	9.62	—

Total	$20,140		$22,479

Revolving Credit Agreements — A summary of the Company’s revolving credit agreements at June 30, 2009 is as follows:

	Outstanding	Unused	Total
	Balance	Commitment	Commitment

Senior credit facility	$—	34,560	35,000

On September 18, 2008, the Company’s subsidiary, GMI, refinanced its revolving credit facility and senior term loan with a $75,000 credit facility, comprising a five-year senior term loan in an aggregate principal amount of $40,000 and a revolving credit facility of $35,000. The credit facility expires September 2013. Interest on advances under the revolving credit facility accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. The amount available under the revolving credit facility is subject to a borrowing base calculation, and the total commitment on the revolving credit facility includes $10,000 for letters of credit associated with foreign supplier contracts. At June 30, 2009, there was no outstanding balance on this revolver. The total commitment on this credit facility includes $440 outstanding letters of credit associated with foreign supplier contracts. The revolving credit facility is secured by substantially all of the assets of GMI and its principal subsidiary, West Virginia Alloys, and is subject to certain restrictive and financial covenants, which include limits on additional debt, restrictions on capital expenditures, restrictions on dividend and other equity distributions, a maximum ratio of debt to earnings before interest, taxes, depreciation, and amortization, and minimum net worth and interest coverage requirements. The commitment under the revolving credit facility may be withdrawn if the Company defaults under the terms of these covenants or fails to remit payments when due. The Company was in compliance with the loan covenants at June 30, 2009.

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

Export Financing Agreements — The Company’s Argentine and Brazilian subsidiaries maintained various short-term export financing agreements. The terms of these arrangements were generally between six and twelve months, and certain export accounts receivable balances were pledged as collateral against these borrowings. As of June 30, 2009, these balances have been fully repaid.

Other — The Company’s subsidiary, Yonvey, has $6,587 in outstanding promissory notes, which mature through May 2010. The notes accrue interest at rates ranging from 5.3% to 11.2%. The promissory notes are secured by certain Yonvey assets.

b.  Long-Term Debt

Long-term debt comprises the following at June 30:

	2009	2008

Senior term loan	$33,684	18,640
Junior subordinated term loan	—	8,500
Junior subordinated term loan	—	8,500
Export prepayment financing	17,000	20,000
Export financing	—	9,450
Other	2,241	3,975

Total	52,925	69,065
Less current portion of long-term debt	(16,561)	(17,045)

Long-term debt, net of current portion	$36,364	52,020

Senior Term Loan — On September 18, 2008, GMI refinanced its revolving credit facility and senior term loan with a $75,000 credit facility, comprising a five-year senior term loan in an aggregate principal amount of $40,000 and a revolving credit facility of $35,000. Interest on the senior term loan accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. Principal payments are due in quarterly installments of $2,105, commencing on December 31, 2008, and the unpaid principal balance is due in full in September 2013, subject to certain mandatory prepayments. The interest rate on this loan was 2.56%, equal to LIBOR plus 2.25%, at June 30, 2009. The senior term loan is secured by substantially all of the assets of GMI and its principal subsidiary, West Virginia Alloys, and is subject to certain restrictive and financial covenants, which include limits on additional debt, restrictions on capital expenditures, restrictions on dividend and other equity distributions, a maximum ratio of debt to earnings before interest, taxes, depreciation, and amortization, and minimum net worth and interest coverage requirements. The Company was in compliance with these loan covenants at June 30, 2009.

Junior Subordinated Term Loans — In connection with GMI’s September 2008 refinancing, both of the Company’s $8,500 junior subordinated term loans were paid in full.

Export Prepayment Financing — The Company’s Brazilian subsidiary, Globe Metais, has entered into a $20,000 export financing arrangement maturing January 31, 2012. The arrangement carries an interest rate of LIBOR plus 2.5%, paid semiannually. At June 30, 2009, the interest rate on this loan was 4.13%. The principal is payable in seven, semiannual installments starting in February 2009, with six installments of $3,000 and one final installment of $2,000. As collateral, Globe Metais has pledged certain third-party customers’ export receivables; 100% of the subsidiary’s property, plant, and equipment; and 2,000 tons of metallic silicon with an approximate value of $5,706. The loan is subject to certain loan covenant restrictions

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

such as limits on issuing dividends, disposal of pledged assets, and selling of forest areas. In addition, the proceeds from certain cash receipts during the sixty days prior to a loan installment payment date are restricted for payment of the respective installment. At June 30, 2009, there is no restricted cash balance.

Export Financing — Globe Metais maintained long-term export financing arrangements with banks in Brazil during the years ended June 30, 2009 and 2008. As of June 30, 2009, these balances have been fully repaid.

See note 15 (Derivative Instruments) for discussion of derivative financial instruments entered into to reduce the Company’s exposure to interest rate fluctuations on outstanding long-term debt.

c.  Debt Maturities

The following table shows scheduled debt maturities by fiscal year at June 30, 2009:

2010	2011	2012	2013	2014	Total

$16,561	14,522	13,421	8,421	—	52,925

(13)  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities comprise the following at June 30:

	2009	2008

Accrued income taxes	$6,562	7,569
Accrued insurance	1,104	1,313
Accrued professional fees	905	2,038
Accrued property taxes	963	1,088
Accrued wages, bonuses, and benefits	8,329	8,163
Customer advances	14,062	2,089
Deferred revenue	9,580	—
Deferred taxes	1,048	77
Accrued restructuring charges	227	—
Other	3,945	4,504

Total	$46,725	26,841

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

(14)  Other Long-Term Liabilities

Other long-term liabilities comprise the following at June 30:

	2009	2008

Customer advances	$—	10,000
Accrued pension liability	6,957	2,109
Accrued legal liability	—	1,119
Yonvey call option	1,072	—
Acquisition contingencies	3,358	3,660
Other	5,044	5,754

Total	$16,431	22,642

(15)  Derivative Instruments

The Company enters into derivative instruments to hedge certain interest rate and foreign currency risks. The Company does not engage in interest rate, currency, or commodity speculation, and no derivatives are held for trading purposes. All derivatives are accounted for using mark-to-market accounting. The Company believes it is not practical to designate its derivative instruments as hedging instruments as defined under SFAS 133, as amended by SFAS 149. Accordingly, the Company adjusts its derivative financial instruments to current market value through the consolidated statement of operations based on the fair value of the agreement as of period-end. Although not designated as hedged items as defined under SFAS 133, these derivative instruments serve to significantly offset the Company’s interest rate and foreign exchange risks. Gains or losses from these transactions offset gains or losses on the assets, liabilities, or transactions being hedged. No credit loss is anticipated as the counterparties to these agreements are major financial institutions that are highly rated.

Interest Rate Risk:

We are exposed to market risk from changes in interest rates on certain of our long-term debt obligations.

In connection with GMI’s $75,000 credit facility (note 12), the Company entered into an interest rate cap arrangement and three interest rate swap agreements to reduce our exposure to interest rate fluctuations.

In October 2008, the Company entered into an interest rate cap arrangement to cap LIBOR on a $20,000 notional amount of debt, with the notional amount decreasing by $1,053 per quarter through the interest rate cap’s expiration on June 30, 2013. Under the interest rate cap, the Company capped LIBOR at a maximum of 4.5% over the life of the agreement.

In November 2008, the Company entered into an interest rate swap agreement involving the exchange of interest obligations relating to a $13,333 notional amount of debt, with the notional amount decreasing by $702 per quarter. Under the interest rate swap, the Company receives LIBOR in exchange for a fixed interest rate of 2.85% over the life of the agreement. The agreement expires in June 2013.

In January 2009, the Company entered into a second interest rate swap agreement involving the exchange of interest obligations relating to a $12,632 notional amount of debt, with the notional amount decreasing by $702 per quarter. Under the interest rate swap, the Company receives LIBOR in exchange for a fixed interest rate of 1.66% over the life of the agreement. The agreement expires in June 2013.

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

In April 2009, the Company entered into a third interest rate swap agreement involving the exchange of interest obligations relating to an $11,228 notional amount of debt, with the notional amount decreasing by $702 per quarter. Under the interest rate swap, the Company receives LIBOR in exchange for a fixed interest rate of 2.05% over the life of the agreement. The agreement expires in June 2013.

Pursuant to the establishment of the $75,000 credit facility, the Company terminated its then existing interest rate swap.

In connection with the Company’s export prepayment financing arrangement (note 12), the Company entered into an interest rate swap agreement involving the exchange of interest obligations relating to a $14,000 notional amount of debt, with the notional amount decreasing by $3,000 on a semiannual basis through August 2011, and a final $2,000 notional amount swapped for the six-month period ended January 2012. Under the interest rate swap, the Company receives LIBOR in exchange for a fixed interest rate of 2.66% over the life of the agreement.

Foreign Currency Risk:

We are exposed to market risk arising from changes in currency exchange rates as a result of our operations outside the United States, principally in Brazil, Argentina, and China. A portion of our net sales generated from our non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of our operating costs for our non-U.S. operations are denominated in local currencies, principally the Brazilian real, Argentine peso, and the Chinese renminbi. Consequently, the translated U.S. dollar value of our non-U.S. dollar net sales, and related accounts receivable balances, and our operating costs are subject to currency exchange rate fluctuations. Derivative instruments are not used extensively to manage this risk; however, the Company does utilize derivative financial instruments to manage a portion of its net foreign currency exposure to the Brazilian real. At June 30, 2009, the Company had entered into a series of foreign exchange forward contracts covering approximately 29,542 reais, expiring at dates ranging from July 2009 to December 2009, at an average exchange rate of 2.43 Brazilian real to 1.00 U.S. dollar.

Commodity Price Risk:

We are exposed to price risk for certain raw materials and energy used in our production process. The raw materials and energy that we use are largely commodities subject to price volatility caused by changes in global supply and demand and governmental controls. Derivative financial instruments are not used to manage our exposure to fluctuations in the cost of commodity products used in our operations. We attempt to reduce the impact of increases in our raw material and energy costs by negotiating long-term contracts and through the acquisition of companies or assets for the purpose of increasing our access to raw materials with favorable pricing terms.

The effect of the Company’s derivative instruments on the consolidated statements of operations is summarized in the following table:

	(Loss) Gain Recognized During
	the Years Ended June 30			Location
	2009	2008	2007	of (Loss) Gain

Interest rate derivatives	$(840)	(481)	18	Interest expense
Foreign exchange forward contracts	4,789	—	—	Foreign exchange gain

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

The fair values of the Company’s derivative instruments at June 30, 2009 are summarized in note 22 (Fair Value Measures). The $227 liability associated with the Company’s interest rate derivatives is included in other long-term liabilities. The $3,243 asset associated with the Company’s foreign exchange forward contracts is included in prepaid expenses and other current assets.

(16)  Pension Plans

a.  Defined Benefit Pension Plans

The Company’s subsidiary, GMI, sponsors three noncontributory defined benefit pension plans covering certain domestic employees. These plans were frozen in 2003.

The Company’s funding policy has been to contribute, as necessary, an amount in excess of the minimum requirements in order to achieve the Company’s long-term funding targets. During the years ended June 30, 2009 and 2008, the Company made contributions of $414 and $610, respectively, to the domestic pension plans.

The Company uses a June 30 measurement date for these defined benefit pension plans.

Benefit Obligations and Funded Status — The following provides a reconciliation of the benefit obligations, plan assets, and funded status of the plans at June 30, 2009 and 2008:

	2009	2008

Change in benefit obligations:
Benefit obligations at beginning of year	$18,533	19,512
Interest cost	1,224	1,181
Actuarial loss (gain)	1,301	(1,098)
Benefits paid	(1,074)	(1,062)

Benefit obligations at end of year	$19,984	18,533

Change in plan assets:
Fair value of plan assets at beginning of year	$16,424	18,390
Actual loss on plan assets	(2,737)	(1,514)
Employer contributions	414	610
Benefits paid	(1,074)	(1,062)

Fair value of plan assets at end of year	$13,027	16,424

Funded status at end of year:
Fair value of plan assets	$13,027	16,424
Benefit obligations	19,984	18,533

Funded status	$(6,957)	(2,109)

Amounts recognized in the consolidated balance sheet consist of:
Noncurrent liability	$(6,957)	(2,109)
Accumulated other comprehensive loss, net	(3,729)	(601)

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

The amounts recognized in accumulated other comprehensive (loss) income consist entirely of net actuarial (loss) gain during the years ended June 30, 2009, 2008, and 2007 and totaled $(5,045), $(1,803), and $832, respectively.

The accumulated benefit obligations for defined benefit pension plans were $19,984 and $18,533 at June 30, 2009 and 2008.

The following information is presented for pension plans where the projected benefit obligations and accumulated benefit obligations as of June 30, 2009 and 2008 exceeded the fair value of plan assets:

	2009	2008

Projected benefit obligations / accumulated benefit obligations	$19,984	18,553
Fair value of plan assets	13,027	16,424

Net Periodic Pension Expense (Benefit) — The components of net periodic pension expense (benefit) for the defined benefit pension plans are as follows:

	2009	2008	2007

Interest cost	$1,224	1,181	701
Expected return on plan assets	(1,236)	(1,460)	(923)
Amortization of net loss	229	74	86

Net periodic pension expense (benefit)	$217	(205)	(136)

During the year ended June 30, 2010, the Company expects to recognize $565 in pretax accumulated other comprehensive loss, relating entirely to net losses, as net pension cost.

Assumptions and Other Data — The weighted average assumptions used to determine benefit obligations at June 30, 2009 and 2008 follow:

	2009	2008

Discount rate	6.25%	6.75%

The discount rate used in calculating the present value of our pension plan obligations is developed based on the Citigroup Pension Discount Curve and the expected cash flows of the benefit payments.

The weighted average assumptions used to determine net periodic expense (benefit) for years ended June 30, 2009, 2008, and 2007 are as follows:

	2009	2008	2007

Discount rate	6.75%	6.25%	5.75%
Expected return on plan assets	8.50	8.50	8.50

Expected return on plan assets is determined based on management’s expectations of long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. In determining the expected return on plan assets, the Company takes into account historical returns, plan asset allocations and related investment strategies, as well as the outlook for inflation and overall fixed income and equity returns.

The Company expects to contribute approximately $756 to the plans for the year ended June 30, 2010.

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

The following reflects the gross benefit payments that are expected to be paid for the pension plans for the years ended June 30:

2010	$1,232
2011	1,249
2012	1,271
2013	1,296
2014	1,279
Years 2015 - 2019	6,871

The Company’s overall strategy is to invest in high-grade securities and other assets with a limited risk of market value fluctuation. In general, the Company’s goal is to maintain the following allocation ranges:

Equity securities	55 - 70%
Fixed income securities	30 - 40
Real estate	5 - 10

The weighted average asset allocation for the pension plans at June 30, 2009 and 2008 by asset category is as follows:

	2009	2008

Equity securities	62.5%	60.9%
Fixed income securities	32.0	33.8
Real estate	5.0	4.7
Other	0.5	0.6

Total	100.0%	100.0%

b.  Other Benefit Plans

The Company administers healthcare benefits for certain retired employees through a separate welfare plan requiring reimbursement from the retirees.

The Company provides two defined contribution plans (401(k) plans) that allow for employee contributions on a pretax basis. Employer contributions were suspended through June 30, 2007. During fiscal 2008, the Company agreed to match 25% of participants’ contributions up to a maximum of 6% of compensation. Company matching contributions for the years ended June 30, 2009 and 2008 were $231 and $114, respectively.

Other benefit plans offered by the Company include a Section 125 cafeteria plan for the pretax payment of healthcare costs and flexible spending arrangements.

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

(17)  Income Taxes

The sources of (loss) income before provision for income taxes, deferred interest attributable to common stock subject to redemption, and losses attributable to minority interest for the years ended June 30, 2009, 2008, and 2007 were as follows:

	2009	2008	2007

U.S. operations	$(55,448)	28,061	19,288
Non-U.S. operations	21,673	23,617	361

Total	$(33,775)	51,678	19,649

The components of current and deferred income tax expense are as follows:

	2009	2008	2007

Current:
Federal	$(43)	9,038	4,419
State	1,407	1,677	1,118
Foreign	6,710	2,798	340

Total current	8,074	13,513	5,877

Deferred:
Federal	(311)	(106)	633
State	1,556	109	348
Foreign	2,290	2,420	189

Total deferred	3,535	2,423	1,170

Total provision for income taxes	$11,609	15,936	7,047

The following is a reconciliation, stated in percentage, of the U.S. statutory federal income tax rate to our effective tax rate for the years ended June 30, 2009, 2008, and 2007:

	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(5.7)	2.3	4.9
Income from tax-exempt investments	—	—	(5.4)
Goodwill impairment	(59.7)	—	—
Foreign tax holiday and rate differential	3.5	(6.3)	(0.4)
Change in valuation allowance	(6.7)	—	—
Other items	(0.8)	(0.2)	1.8

Effective tax rate	(34.4)%	30.8%	35.9%

For the year ended June 30, 2009, the Company recorded a tax provision in the amount of $11,609 for federal, state and foreign income taxes. The annual effective tax rate was (34.4)%. The effective tax rate for the year was primarily negative due to a one-time write-off of the book loss generated by a goodwill impairment for which no tax benefit was obtained, as the goodwill arose from a non-taxable acquisition.

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

The Company currently operates under tax holidays in Brazil and Argentina. In Brazil, the Company is operating under a tax holiday, which taxes the Company’s manufacturing income at the preferential rate of 15.25% compared to a statutory rate of 34%. The tax holiday in Brazil expires in 2016.

In Argentina, the Company’s manufacturing income is taxed at a preferential rate, which varies based on production levels from the Company’s Argentine facilities, compared to a statutory rate of 35%. The tax holiday in Argentina expires in 2012. For the year ended June 30, 2009, the foreign tax holidays in Brazil and Argentina provided a benefit of $1,835 to net loss attributable to common stock and $0.03 to loss per common share. In comparison, consolidated net income attributable to common stock would have decreased by $3,307 and $118 for the years ended June 30, 2008 and 2007, respectively. Basic and diluted earnings per common share for the year ended June 30, 2008 would have been reduced by $0.06 and $0.05 per common share, respectively, and basic and diluted earnings per common share for the year ended June 30, 2007, would be unchanged.

Significant components of the Company’s deferred tax assets and deferred tax liabilities at June 30, 2009 and 2008 consist of the following:

	2009	2008

Deferred tax assets:
Inventory reserves	$834	774
Accounts receivable	695	645
Accruals	6,184	2,460
Net operating losses and other carryforwards	50,711	51,620
Other assets	795	1,329
Share-based compensation	5,378	3,065

Gross deferred tax assets	64,597	59,893
Valuation allowance	(41,302)	(38,906)

Net deferred tax assets	23,295	20,987

Deferred tax liabilities:
Fixed assets	(35,734)	(29,441)
Prepaid expenses	(683)	—
Intangibles	(301)	(4,822)
Investments	(641)	(485)

Total deferred tax liabilities	(37,359)	(34,748)

Net deferred tax liabilities	$(14,064)	(13,761)

During the year ended June 30, 2007, the Company adopted a policy of permanent reinvestment of earnings from foreign subsidiaries in accordance with Accounting Principles Board Opinion No. 23, Accounting for Income Taxes — Special Areas (APB 23). As a result, U.S. taxes have not been provided on unremitted earnings of our foreign subsidiaries. Unremitted earnings of foreign subsidiaries are determined to be permanently reinvested in accordance with APB 23.

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

The Company has tax benefits for net operating loss carry forwards (NOLs), a portion of which are subject to the U.S. Internal Revenue Code Section 382 limitation, which expire at various dates in the future. The Company’s NOLs and expiration dates at June 30, 2009 are as follows:

	Amount	Expires

Federal	$38,227	2024 through 2026
State	215,132	2010 through 2026
Foreign	157,111	No expiration

The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances are included in our tax provision in the period of change, unless such valuation allowances were established in purchase accounting for a business combination. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. During the year ended June 30, 2009, the Company’s net valuation allowances increased by $5,149 primarily due to the finalization of the purchase price allocation for our Yonvey business combination, establishing additional valuation allowances against state NOLs that are estimated to expire before utilization, partially offset by foreign exchange fluctuations associated with our foreign NOLs. The Company decreased its valuation allowance during the years ended June 30, 2009, 2008 and 2007 by $2,753, $1,445 and $282, respectively, based on actual usage of NOLs as well as projections of future profitability. The decrease was reflected as a reduction in the goodwill of GMI and the intangible assets related to Globe Metais in accordance with SFAS 109, Accounting for Income Taxes (SFAS 109), as the valuation allowances were established at the time of the respective acquisitions. Accordingly, the Company did not receive a tax benefit from these reductions. At June 30, 2009, $9,649 of valuation allowance would be allocated to goodwill or other non-current intangible assets if the benefits were subsequently recognized.

The total valuation allowance at June 30, 2009 and 2008 is $41,302 and $38,906, respectively, and consists of the following:

	2009	2008

Federal NOLs	$3,848	$3,848
State NOLs	2,819	295
Foreign NOLs	34,083	33,336
Federal credits	461	1,336
Capital loss carryover	91	91

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. The Company’s principal jurisdictions include the U.S., Brazil, Argentina, and China. A number of years may elapse before a tax return is audited and finally resolved. The number of open tax years subject to examination varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions and the related open tax years subject to examination are as follows: the U.S. from 2006 to present, Argentina from 2004 to present, Brazil from 2004 to present, and China from 2006 to present.

In July 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the consolidated balance sheet, interest and penalties, accounting for interim periods, disclosure, and transition. The Company adopted FIN 48 effective July 1, 2007. As a result of the implementation of FIN 48, the Company believes it has adequate support for the positions taken on its tax returns and no liability was recorded.

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. The Company believes that its accrual for tax liabilities is adequate for all open years. There are many factors that are considered when evaluating these tax positions including; interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions, that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results could be materially impacted.

(18)  Commitments and Contingencies

a.  Legal Contingencies

The Company’s subsidiary, GMI, was sued by Westbrook Resources Limited (Westbrook), an English company, in respect of an alleged failure by GMI to perform under a contract entered into in January 2005 to acquire 30,000 tons of manganese ore. The Company disputed this claim and contended that the quality, quantity, and delivery schedules maintained by Westbrook were in breach of the contract. Through April 30, 2008, the Company paid an aggregate amount of $2,680 pursuant to a judgment, including damages, Westbrook’s legal fees, and related interest. In April 2008, the Company appealed this judgment and a hearing for the appeal was held in April 2009. The appeal was dismissed and the Company was ordered to pay an additional $117 to Westbrook for their legal fees associated with the appeal.

The Company is subject to various lawsuits, claims, and proceedings that arise in the normal course of business, including employment, commercial, environmental, safety, and health matters, as well as claims associated with our historical acquisitions. Although it is not presently possible to determine the outcome of these matters, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

b.  Environmental Contingencies

It is the Company’s policy to accrue for costs associated with environmental assessments, remedial efforts, or other environmental liabilities when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. When a liability for environmental remediation is recorded, such amounts will be recorded without giving effect to any possible future recoveries. At June 30, 2009, there are no liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

c.  Employee Contracts

As of June 30, 2009, we have 828 employees. The Company’s total employees consist of 470 salaried employees and 358 hourly employees, and include 411 unionized employees. 49.6% of the workforce is

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

covered by collective bargaining agreements and 30.6% of the workforce is covered by collective bargaining agreements expiring within one year.

d.  Power Commitments

Electric power is a major cost of the Company’s production process as large amounts of electricity are required to operate arc furnaces. A summary of electric power commitments follows:

Facility	Supplier	Terms	Price Structure	Capacity

Alloy, West Virginia	Appalachian Power	Through October 30, 2012, 1-year termination notice	Published tariff rate	110 MW interruptible
Alloy, West Virginia	Brookfield Power	Through December 31, 2021	Fixed rate	100 MW (hydro power)
Beverly, Ohio	American Electric Power	Evergreen, 1-year termination notice	Published tariff rate	2.5 MW firm 85 MW interruptible
Niagara Falls, New York	Niagara Mohawk Power Corp.	Five years from date of initial delivery	Based on the EP and RP commodity agreement	32.6 MW replacement 7.3 MW expansion
Selma, Alabama	Alabama Power	Evergreen, 1-year termination notice	Published tariff rate	2.15 MW firm 40.85 MW interruptible
Breu Branco, Brazil	Electronorte	Through June 30, 2018	Regulated price with specified discount	73 MW firm
Mendoza, Argentina	EDEMSA	Through October 31, 2009	Specified discount from established price	24 MW firm 2.5 MW interruptible

On May 20, 2008, Empire State Development and New York Power Authority announced that hydropower from the Niagara Power Project would be supplied to the Company to enable it to reopen and expand its currently idle manufacturing facility in Niagara Falls, New York. On January 30, 2009, the Company entered into a commodity purchase agreement with New York Power Authority and Niagara Mohawk Power Corporation where the Company will be supplied up to a maximum of 40,000 kW of hydropower from the Niagara Power Project to operate its Niagara Falls facility. The hydropower will be supplied at preferential power rates plus market-based delivery charges for a period of up to 5 years. Under the terms of the contract, the Company has committed to a $60,000 capital expansion program and specified employment levels, which, if not met, could reduce the Company’s power allocation from the Niagara Power Project. As of June 30, 2009, the Company has spent approximately $23,256 related to the capital expansion of our Niagara Falls facility.

e.  Joint Development Supply Agreement

On April 24, 2008, Solsil and GMI entered into a joint development supply agreement with BP Solar International Inc. (BP Solar) for the sale of solar grade silicon. BP Solar and Solsil will also deploy certain existing BP Solar technology at Solsil’s facility and the two entities will jointly develop new technology to enhance Solsil’s proprietary upgraded solar silicon metallurgical process. Solsil and BP Solar will both contribute towards the cost of the technology development. As part of this agreement, BP Solar paid Solsil $10,000 as an advance for research and development services and facilities construction. This amount would be refundable to BP Solar if the Company cancels, terminates, or fails to perform under certain terms of the agreement, including lack of performance of research and development services or facilities construction. Revenue associated with facilities construction will be deferred until specified contract milestones have been achieved, less any penalties resulting from construction delays. Revenue associated with research and

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

development services will be deferred until these services are successful in reducing manufacturing costs and then recognized ratably as product is delivered to BP Solar. If research and development services are performed, but are unsuccessful, revenue will be deferred until contract expiration and then recognized. No revenue associated with this agreement has been recognized in earnings as of June 30, 2009 in accordance with EITF 00-21.

f.  Operating Lease Commitments

The Company leases certain machinery and equipment, automobiles, and railcars. For the years ended June 30, 2009, 2008, and 2007, lease expense was $2,489, $2,107, and $281, respectively.

Minimum rental commitments under noncancelable operating leases outstanding at June 30, 2009 for the fiscal years of 2010 onward are as follows:

2010	2011	2012	2013	2014	Thereafter

$1,523	1,064	850	799	125	—

g.  Purchase Commitments

The Company’s subsidiary, GMI, entered into agreements to purchase a minimum of approximately $553 and $1,056 of magnesium per month during calendar years 2008 and 2009, respectively. In December 2008, the agreements were modified to remove the minimum purchase requirement for calendar year 2009. For the years ended June 30, 2009 and 2008, purchases under these contracts totaled $7,202 and $3,947, respectively. In addition, GMI entered into an agreement to purchase a minimum of approximately $650, $700, $750, and $750 of coal per month during calendar years 2008 through 2011, respectively. For the years ended June 30, 2009 and 2008, purchases under this contract totaled $8,475 and $5,281, respectively. Both products will be utilized as raw materials in GMI’s manufacturing process.

h.  Deferred Revenue

In January 2009, the Company entered into a warehousing arrangement with a customer whereby we agreed to deliver and store uncrushed silicon metal based on the customer’s purchase instructions. The customer is required to pay for delivered material within 30 days from the date the material is placed in our warehouse. Further, the customer is required to pay a monthly storage fee based on the quantity stored. As the transactions do not meet the revenue recognition criteria contained in SAB 104 given the Company has remaining, specific performance obligations such that the earnings process is not complete, no revenue has been recognized for silicon metal remaining stored under this warehousing arrangement as of June 30, 2009. A liability of $9,580 for deferred revenue is recorded in accrued expenses and other current liabilities at June 30, 2009. Revenue will be recognized when the remaining, specific performance obligations have been performed and delivery has occurred. As there is no fixed delivery schedule or expiration date associated with the warehousing arrangement, the timing of revenue recognition under this arrangement is uncertain.

(19)  Stockholders’ Equity

a.  Preferred Stock

The Company is authorized to issue one million shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. To date, no preferred stock has been issued by the Company.

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

b.  Conversion and Redemption of Common Stock

In connection with the Company’s initial public offering in October 2005, $184,100 of the net proceeds of the offering were placed in a trust account (the Trust Fund) to be held there until the earlier of the (i) consummation of the Company’s first business combination or (ii) liquidation of the Company. Trust funds were invested in U.S. municipal, tax-exempt securities with a maturity of 180 days or less. The Company, after signing a definitive agreement for the acquisition of a target business, was required to submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock, excluding, for this purpose, those persons who were stockholders prior to the initial public offering, voted against the proposed business combination and exercised their conversion rights, the business combination would not have been consummated, and the Company would have been liquidated at dates specified in the Company’s amended and restated certificate of incorporation.

Under the provisions of the Company’s amended and restated certificate of incorporation, any stockholder who voted against the Company’s acquisition of GMI, the Company’s first business combination, had the option to demand that the Company convert common stock held by the dissenting stockholder to cash. In addition, the Company’s board of directors opted to permit each stockholder holding offering shares to vote “for” the business combination while at the same time electing to redeem his shares for cash. Approximately 8.4% of stockholders voted against the GMI acquisition and approximately 9.8% voted for the acquisition but elected to redeem their shares. A total of 7,528,857 of common shares were redeemed for cash payments totaling $42,802. As of June 30, 2006, 6,699,999 of the redeemed shares, representing one share less than 20% of the Company’s then outstanding common stock, were recorded outside of permanent equity. The Trust Fund income associated with these shares was recorded as a reduction of income attributable to common stock in the consolidated statement of operations under the title “deferred interest attributable to common stock subject to redemption.” The redemption of the additional 828,858 shares was treated as a reduction of stockholders’ equity in fiscal 2007, with a final adjustment made to deferred interest attributable to common stock subject to redemption to reflect the Trust Fund income associated with the actual shares redeemed.

c.  Warrants

In connection with the Company’s initial public offering on the AIM market of the London Stock Exchange on October 3, 2005, the Company sold 33,500,000 units, consisting of one share of the Company’s common stock and two redeemable common stock purchase warrants. Also in connection with this initial public offering, the Company issued an option to purchase 1,675,000 units (individually, UPO) at an exercise price of $7.50 per UPO. Each UPO consists of one share of the Company’s common stock and two redeemable common stock purchase warrants. All of the Company’s warrants have an exercise price of $5.00 per common share and expire on October 3, 2009.

During the year ended June 30, 2007, the Company executed public and private tender offers to repurchase, redeem, or convert outstanding warrants. As a result of these tender offers, 47,353,912 of the 67,000,000 warrants issued in connection with the Company’s initial public offering were repurchased, redeemed, or converted. The tender offers resulted in the issuance of an additional 14,201,302 shares of common stock and proceeds of $19,458.

During the year ended June 30, 2008, 699,440 of the warrants issued in connection with the Company’s initial public offering were exercised and an additional 100,262 warrants and 50,131 common shares were issued in connection with a cashless exercise of 67,458 UPOs.

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

During the year ended June 30, 2009, 166,668 of the warrants issued in connection with the Company’s initial public offering were exercised and an additional 485,505 warrants and 242,753 common shares were issued in connection with a cashless exercise of 282,128 UPOs. Also during the year ended June 30, 2009, the Company executed a warrant exchange program under which it agreed to exchange 5.5 warrants for one share of the Company’s common stock. A total of 19,164,294 warrants were converted to 3,484,417 common shares under this exchange program.

At June 30, 2009, 201,453 warrants and 1,325,414 UPOs remain outstanding.

The Company has accounted for all warrant transactions as a component of stockholders’ equity.

d.  Share Repurchase Program

In December 2008, the Company’s board of directors approved a share repurchase program that authorized the Company to repurchase up to $25,000 of the Company’s common stock during the ensuing six months. The program did not obligate the Company to acquire any particular amount of shares. As of June 30, 2009, 1,000 shares were repurchased at $4.00 per share under this program.

e.  Cash Dividend

A cash dividend of $0.07 per share was declared for stockholders of record as of November 17, 2006. The $3,257 dividend was distributed on December 8, 2006.

(20)  Earnings Per Share

Basic earnings per common share are calculated based on the weighted average number of common shares outstanding during the years ended June 30, 2009, 2008, and 2007, respectively. Diluted earnings per common share assumes the exercise of stock options, the conversion of warrants, and the exercise of UPOs, provided in each case the effect is dilutive.

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

The reconciliation of the amounts used to compute basic and diluted (loss) earnings per common share for the years ended June 30, 2009, 2008, and 2007 is as follows:

	2009	2008	2007

Basic (loss) earnings per share computation
Numerator:
Net (loss) income attributable to common stock	$(41,981)	36,463	11,834

Denominator:
Weighted average basic shares outstanding	64,361,828	58,982,325	46,922,343

Basic (loss) earnings per common share	$(0.65)	0.62	0.25

Diluted (loss) earnings per share computation
Numerator:
Net (loss) income attributable to common stock	$(41,981)	36,463	11,834

Denominator:
Weighted average basic shares outstanding	64,361,828	58,982,325	46,922,343
Effect of dilutive securities	—	13,971,532	3,308,970

Weighted average diluted shares outstanding	64,361,828	72,953,857	50,231,313

Diluted (loss) earnings per common share	$(0.65)	0.50	0.24

The following potential common shares were excluded from the calculation of diluted earnings per common share because their effect would be anti-dilutive:

	2009	2008	2007

Stock options	4,315,000	295,000	1,220,000
Warrants	201,453	—	—
UPOs	3,976,242	—	5,025,000

Total	8,492,695	295,000	6,245,000

(21)  Share-Based Compensation

The Company’s share-based compensation program consists of the Globe Specialty Metals, Inc. 2006 Employee, Director and Consultant Stock Plan (the Stock Plan), which was approved by the Company’s stockholders on November 10, 2006. The Stock Plan provides for the issuance of a maximum of 5,000,000 shares of common stock for the granting of incentive stock options, nonqualified options, stock grants, and share-based awards. Any remaining shares available for grant, but not yet granted, will be carried over and used in the following fiscal years. During the years ended June 30, 2009, 2008, and 2007 share-based compensation awards were limited to the issuance of nonqualified stock options. No other share-based compensation awards were issued.

On April 30, 2009, the Company’s board of directors approved modifications to the terms of 1,037,000 outstanding stock options. The modifications reduced the exercise price of these options to $4.00 per common share, and amended the vesting period of the awards. The modified awards vest and become exercisable in equal one-quarter increments every six months from the date of modification.

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

At June 30, 2009, there were 685,000 shares available for grant. 3,515,000 outstanding incentive stock options vest and become exercisable in equal one-quarter increments every six months from the date of grant or date of modification discussed above. 800,000 option grants vest and become exercisable in equal one-third increments on the first, second, and third anniversaries of the date of grant. All option grants have maximum contractual terms ranging from 5 to 10 years.

A summary of the changes in options outstanding under the Stock Plan for the years ended June 30, 2009, 2008, and 2007 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term in Years	Value

Outstanding as of June 30, 2006	—	$—
Granted	1,220,000	7.88
Exercised	—	—
Forfeited and expired	—	—

Outstanding as of June 30, 2007	1,220,000	$7.88	5.28	$536

Outstanding as of June 30, 2007	1,220,000	$7.88
Granted	415,000	29.86
Exercised	—	—
Forfeited and expired	—	—

Outstanding as of June 30, 2008	1,635,000	$13.46	5.52	$30,305

Outstanding as of June 30, 2008	1,635,000	$13.46
Granted	2,746,000	5.10
Exercised	—	—
Forfeited and expired	(66,000)	20.84

Outstanding as of June 30, 2009	4,315,000	$5.12	4.83	$5,095

Exercisable as of June 30, 2009	529,999	$6.88	4.73	$—

The weighted average grant date fair value of stock options granted during the years ended June 30, 2009, 2008, and 2007 was $2.05, $8.32, and $1.71, respectively. Including the awards modified on April 30, 2009, the weighted average grant date fair value of stock options granted during the year ended June 30, 2009 was $1.76. As of June 30, 2009, there were 3,785,001 nonvested options outstanding with a grant date fair value, as modified, of $1.63.

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

The Company estimates the fair value of grants using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of stock option awards granted during the years ended June 30, 2009, 2008, and 2007:

	2009	2008	2007

Risk-free interest rate	1.37% to 3.47%	2.87% to 3.87%	4.84% to 4.97%
Expected dividend yield	—	—	—
Expected volatility	50.00 to 67.70	43.00	43.00
Expected forfeiture rate	—	—	—
Expected term (years)	3.13 to 6.25	4.00 to 6.50	4.00 to 6.50

The following assumptions were used to estimate the fair value of stock option awards modified on April 30, 2009:

Risk-free interest rate	1.45%
Expected dividend yield	—
Expected volatility	67.40%
Expected forfeiture rate	—
Expected term (years)	3.13

The risk-free interest rate is based on the yield of zero coupon U.S. Treasury bonds with terms similar to the expected term of the options. The expected dividend yield is zero based on our current expectation to not pay dividends to the Company’s common stockholders for the foreseeable future. Since there is limited historical trading data related to the Company’s common stock, the expected volatility over the term of the options is estimated using the historical volatilities of similar companies. Given that the options granted are under a new plan and there is relatively no historical data, the expected forfeiture rate is zero, and the expected term is the average of the vesting period and contractual term.

The weighted average per share fair value of stock option grants at June 30, 2009, 2008, and 2007 was $4.13, $12.59, and $2.57, respectively.

For the years ended June 30, 2009, 2008, and 2007, share-based compensation expense was $6,395 ($3,449 after tax), $8,176 ($4,413 after tax), and $512 ($312 after tax), respectively. The expense is reported within selling, general, and administrative expenses.

As of June 30, 2009, the Company has unearned compensation expense of $9,725, before income taxes, related to nonvested stock option awards. The unrecognized compensation expense is expected to be recognized over the following periods:

	2010	2011	2012	2013	2014

Share-based compensation (pretax)	$5,626	4,036	63	—	—

The total fair value of shares vested during the years ended June 30, 2009, 2008, and 2007 was $2,488, $6,206, and $0, respectively. As previously mentioned, certain outstanding stock option grants were modified on April 30, 2009. As a result, the vesting period on the modified awards was reset, and certain formerly vested options are no longer vested.

It is the Company’s policy to issue new shares to satisfy the requirements of its share-based compensation plan. The Company does not expect to repurchase shares in the future to support its share-based compensation plan.

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

(22)  Fair Value Measures

Effective July 1, 2008, the Company partially adopted SFAS 157, which establishes a fair value hierarchy for disclosure of fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to value the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3 — Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability. For example, cash flow modeling using inputs based on management’s assumptions.

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2009:

	Total	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	$3,243	—	3,243	—
Available-for-sale securities	273	273	—	—

Total	$3,516	273	3,243	—

Liabilities
Interest rate derivatives	$227	—	227	—
Yonvey call option	1,072	—	—	1,072

Total	$1,299	—	227	1,072

Derivative assets and liabilities relate to the interest rate cap and interest rate swap agreements and the foreign exchange forward contracts summarized in note 15 (Derivative Instruments). Fair values are determined by independent brokers using quantitative models based on readily observable market data.

Available-for-sale securities relate to investments in equity securities. Their fair values are determined based on quoted market prices.

The Yonvey call option is summarized in note 3 (Business Combinations). Fair value is determined using a binomial model based on the purchase price for our Yonvey ownership interest, as well as management assumptions. The risk-free interest rate is based on the yield of zero coupon U.S. Treasury bonds with a term similar to the term of the option. Since there is no historical trading data related to Yonvey’s common stock, and there is limited trading data related to the Company’s common stock, the expected volatility over the term of the option is estimated using the historical volatilities of similar companies.

(23)  Related Party Transactions

From time to time, the Company enters into transactions in the normal course of business with related parties. Management believes that such transactions are at arm’s length and for terms that would have been obtained from unaffiliated third parties.

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

A current and a former member of the board of directors are affiliated with Marco International and Marco Realty. During the years ended June 30, 2009, 2008, and 2007, the Company:

•	Paid Marco Realty $207, $160, and $105, respectively, to rent office space for its corporate headquarters in New York City, New York.

•	Entered into agreements with Marco International to purchase graphitized carbon electrodes. Marco International billed $0, $9,133, and $4,847, respectively, under these agreements.

•	Entered into an agreement to sell ferrosilicon to Marco International. Net sales were $1,286, $0, and $0, respectively, under this agreement.

•	Entered into agreements to purchase sodium carbonate from Marco International. Purchases under this agreement totaled $126, $0, and $0, respectively.

•	Entered into agreements to sell calcium silicon powder to Marco International. Under certain agreements, Marco International agreed to pay 80% of the price in advance in return for interest at LIBOR plus 5.0%. Interest was payable until Marco International was paid by its customer. Sales under these agreements totaled $0, $1,152, and $1,438, respectively.

The Company is affiliated with Norchem through its 50.0% equity interest. During the years ended June 30, 2009, 2008, and 2007, the Company sold Norchem product valued at $3,531, $4,041, and $2,403, respectively. At June 30, 2009 and 2008, receivables from Norchem totaled $191 and $117, respectively.

Certain entities of the D.E. Shaw group are stockholders of the Company. The Company had outstanding financing arrangements totaling $17,000 with certain entities of the D.E. Shaw group at June 30, 2008. The notes were paid in full in September 2008. Interest expense on these financing arrangements totaled $389, $1,975, and $928 during the years ended June 30, 2009, 2008, and 2007, respectively.

Solsil had outstanding loans with D.E. Shaw and Plainfield Direct, Inc., stockholders of the Company, totaling $1,500, with interest payable at LIBOR plus 3% and due on October 24, 2008. In October 2008, the loans were converted to equity. See note 3 (Business Combinations).

Prior to the Yonvey business combination, Yonvey’s predecessor had entered into borrowing and lending agreements with affiliates of former and remaining minority stockholders. At June 30, 2009 and 2008, $0 and $549, respectively, in loans and related interest was payable to these parties. At June 30, 2009 and 2008, $829 and $875, respectively, remained payable to Yonvey from a related party.

(24)  Operating Segments

Operating segments are based upon the Company’s management reporting structure and include the following six reportable segments:

•	GMI — a manufacturer of silicon metal and silicon-based alloys located in the United States.

•	Globe Metais — a manufacturer of silicon metal located in Brazil.

•	Globe Metales — a manufacturer of silicon-based alloys located in Argentina.

•	Solsil — a manufacturer of upgraded metallurgical grade silicon metal located in the United States.

•	Corporate — general corporate expenses, investments, and related investment income.

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

•	Other — segments that do not fit into the above reportable segments and are immaterial for purposes of separate disclosure. The operating segments include Yonvey’s electrode production operations and certain other distribution operations for the sale of silicon metal and silicon-based alloys.

Each of our reportable segments distributes its products in both its country of domicile as well as to other international customers. The following presents the Company’s consolidated net sales by product line:

	2009	2008	2007

Silicon metal	$257,571	329,279	155,587
Silicon-based alloys	141,356	105,326	58,189
Other, primarily by-products	27,364	18,034	8,152

Total	$426,291	452,639	221,928

a.  Segment Data

The Company began to allocate certain general corporate expenses in fiscal 2009. Segment results for the years ended June 30, 2008 and 2007 have been updated to conform to this reporting convention. Summarized financial information for our reportable segments as of and for the years ended June 30, 2009, 2008, and 2007 is shown in the following tables:

	2009
						Income (Loss)
						Before Income
		Depreciation	Operating			Taxes, Deferred
		and	Income	Interest	Interest	Interest and	Total	Capital
	Net Sales	Amortization	(Loss)	Income	Expense(1)	Minority Interest	Assets	Expenditures

GMI	$277,466	12,300	47,347	60	2,688	46,627	230,463	29,424
Globe Metais	95,096	2,588	14,602	470	2,061	15,065	74,975	3,466
Globe Metales	50,731	2,401	14,949	—	1,456	13,998	64,064	481
Solsil	2,202	1,171	(79,797)	—	(154)	(79,643)	31,834	11,244
Corporate	—	38	(21,397)	477	334	(20,771)	287,995	138
Other	18,140	1,309	(6,386)	3	843	(6,857)	39,844	6,684
Eliminations	(17,344)	—	(2,194)	(281)	(281)	(2,194)	(255,895)	—

	$426,291	19,807	(32,876)	729	6,947	(33,775)	473,280	51,437

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

	2008
						Income (Loss)
						Before Income
		Depreciation	Operating			Taxes, Deferred
		and	Income	Interest	Interest	Interest and	Total	Capital
	Net Sales	Amortization	(Loss)	Income	Expense(1)	Minority Interest	Assets	Expenditures

GMI	$308,074	11,881	45,344	15	5,428	41,277	208,616	11,152
Globe Metais	108,218	4,530	23,386	600	3,825	21,664	85,558	3,737
Globe Metales	42,090	2,110	4,970	6	1,634	2,974	61,066	3,177
Solsil	1,532	599	(2,853)	22	64	(2,895)	99,122	3,491
Corporate	—	—	(12,760)	3,975	481	(10,014)	295,498	72
Other	7,071	219	(697)	2	214	(901)	29,472	728
Eliminations	(14,346)	—	(427)	(1,994)	(1,994)	(427)	(231,158)	—

	$452,639	19,339	56,963	2,626	9,652	51,678	548,174	22,357

	2007
						Income (Loss)
						Before Income
		Depreciation	Operating			Taxes, Deferred
		and	Income	Interest	Interest	Interest and	Total	Capital
	Net Sales	Amortization	(Loss)	Income	Expense(1)	Minority Interest	Assets	Expenditures

GMI	$172,158	7,490	18,919	—	3,391	14,961	194,931	7,651
Globe Metais	27,606	1,940	2,173	592	2,236	1,302	82,392	707
Globe Metales	21,384	1,180	781	16	738	(181)	59,272	252
Corporate	—	—	(1,870)	6,434	—	4,564	216,512	—
Other	4,585	31	(665)	—	54	(804)	4,112	19
Eliminations	(3,805)	—	(193)	(1,191)	(1,191)	(193)	(167,876)	—

	$221,928	10,641	19,145	5,851	5,228	19,649	389,343	8,629

1	— Net of capitalized interest.

The accounting policies of our operating segments are the same as those disclosed in note 2 (Summary of Significant Accounting Policies). We evaluate segment performance principally based on operating income (loss). Intersegment net sales are not material.

b.  Geographic Data

Net sales are attributed to geographic regions based upon the location of the selling unit. Net sales by geographic region for the years ended June 30, 2009, 2008, and 2007 consist of the following:

	2009	2008	2007

United States	$331,095	361,127	172,158
Argentina	41,045	35,281	18,633
Brazil	42,923	49,497	27,606
China	3,602	569	—
Poland	7,626	6,165	3,531

Total	$426,291	452,639	221,928

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

Long-lived assets by geographical region at June 30, 2009 and 2008 consist of the following:

	2009	2008

United States	$180,392	221,854
Argentina	32,515	34,435
Brazil	29,760	29,679
China	27,060	17,996
Poland	839	836

Total	$270,566	304,800

Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation and amortization, and goodwill and other intangible assets.

c.  Major Customer Data

The following is a summary of the Company’s major customers and their respective percentages of consolidated net sales for the years ended June 30, 2009, 2008, and 2007:

	2009	2008	2007

Dow Corning Corporation	18%	15%	15%
Wacker Chemie AG	11	9	5
All other customers	71	76	80

Total	100%	100%	100%

The Company currently has one contract with Dow Corning Corporation (Dow Corning). The agreement is a four year arrangement in which Dow Corning purchases 30,000 metric tons of silicon metal per calendar year through December 31, 2010. This contract was amended in November 2008 to provide for the sale of an additional 17,000 metric tons of silicon metal to be purchased in calendar year 2009. Under a prior arrangement, effective December 1, 2007 through January 31, 2009, the Company supplied Dow Corning 13,000 metrics tons of silicon metal.

(25)  Parent Company Condensed Financial Information

As discussed in note 12 (Debt), certain of the Company’s subsidiaries have long-term debt outstanding as of June 30, 2009 and 2008, which places restrictions on dividend and other equity distributions. As their

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

restricted net assets represent a significant portion of the Company’s consolidated net assets, the Company is presenting the following parent company only condensed financial information:

GLOBE SPECIALTY METALS, INC.
(Parent Company Only)
Condensed Balance Sheets
June 30, 2009 and 2008

	2009	2008

Assets
Current assets:
Cash and cash equivalents	$29,588	58,605
Due from affiliates	2,444	1,656
Prepaid expenses and other current assets	9,823	7,644

Total current assets	41,855	67,905
Property, plant, and equipment, net	172	72
Investments in affiliates	277,033	284,601
Deferred tax assets	5,404	3,336
Other assets	1,008	994

Total assets	$325,472	356,908

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$64	1,001
Due to affiliates	8,378	3,935
Accrued expenses and other current liabilities	3,391	2,074

Total current liabilities	11,833	7,010
Long-term liabilities:
Other long-term liabilities	3,359	3,661

Total liabilities	15,192	10,671

Minority interest	5,897	3,956
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares; issued, 66,944,254 and 63,050,416 shares at June 30, 2009 and 2008, respectively	7	6
Additional paid-in capital	303,364	296,137
Retained earnings	4,660	46,641
Accumulated other comprehensive loss	(3,644)	(503)
Treasury stock at cost, 1,000 shares and 0 shares at June 30, 2009 and 2008, respectively	(4)	—

Total stockholders’ equity	304,383	342,281

Total liabilities and stockholders’ equity	$325,472	356,908

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

GLOBE SPECIALTY METALS, INC.
(Parent Company Only)
Condensed Statements of Operations
Years Ended June 30, 2009, 2008, and 2007

	2009	2008	2007

Equity in (loss) income from operating subsidiaries, net of tax	$(43,842)	46,961	10,344
Dividend income from operating subsidiaries	12,769	—	—
Selling, general, and administrative expenses	(22,786)	(17,588)	(3,040)
Restructuring charges	(95)	—	—
Interest income	224	2,012	5,243
Interest expense	(334)	(481)	—
Foreign exchange gain (loss)	644	(767)	—
Other income	18	—	—

(Loss) income before provision for income taxes, deferred interest attributable to common stock subject to redemption, and losses attributable to minority interest	(53,402)	30,137	12,547
Benefit for income taxes	8,018	5,605	55

Net (loss) income before deferred interest attributable to common stock subject to redemption, and losses attributable to minority interest	(45,384)	35,742	12,602
Deferred interest attributable to common stock subject to redemption	—	—	(768)
Losses attributable to minority interest, net of tax	3,403	721	—

Net (loss) income attributable to common stock	$(41,981)	36,463	11,834

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

GLOBE SPECIALTY METALS, INC.
(Parent Company Only)
Condensed Statements of Cash Flows
Years Ended June 30, 2009, 2008, and 2007

	2009	2008	2007

Cash flows from operating activities:
Net (loss) income attributable to common stock	$(41,981)	36,463	11,834
Adjustments to reconcile net (loss) income attributable to common stock to net cash provided by (used in) operating activities:
Equity in loss (income) from operating subsidiaries	43,842	(46,961)	(10,344)
Depreciation	38	—	—
Share-based compensation	6,395	8,176	512
Losses attributable to minority interest, net of tax	(3,403)	(721)	—
Deferred taxes	(3,174)	(3,099)	(237)
Deferred interest attributable to common stock subject to redemption	—	—	768
Changes in operating assets and liabilities:
Due from affiliates	(2,392)	19,610	(19,724)
Prepaid expenses and other current assets	(5,336)	(3,040)	(266)
Accounts payable	(937)	990	(79)
Due to affiliates	4,443	3,745	190
Accrued expenses and other current liabilities	1,315	861	1,202
Other operating cash flows	2,142	1,087	(827)

Net cash provided by (used in) operating activities	952	17,111	(16,971)

Cash flows from investing activities:
Capital expenditures	(138)	(72)	—
Held-to-maturity treasury securities	2,987	(2,987)	—
Acquisition of businesses	—	(3,742)	(92,581)
Investments in operating subsidiaries	(32,466)	(4,302)	—
Notes receivable from Solsil, Inc.	—	(1,500)	—
Purchase of investments held in trust	—	—	(3,038)
Funds released from trust	—	—	190,192
Other investing activities	—	(34)	—

Net cash (used in) provided by investing activities	(29,617)	(12,637)	94,573

Cash flows from financing activities:
Proceeds from warrants exercised	833	3,497	19,458
Dividends paid	—	—	(3,257)
Purchase of redeemed shares	—	—	(42,802)
Other financing activities	(1,185)	(1,393)	(970)

Net cash (used in) provided by financing activities	(352)	2,104	(27,571)

Net (decrease) increase in cash and cash equivalents	(29,017)	6,578	50,031
Cash and cash equivalents at beginning of year	58,605	52,027	1,996

Cash and cash equivalents at end of year	$29,588	58,605	52,027

GLOBE SPECIALTY METALS, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements — (Continued)
June 30, 2009, 2008, and 2007
(Dollars in thousands, except per share data)

(26)	Subsequent Events

On August 4, 2009, the Company closed on an initial public offering on the NASDAQ Global Select Market of 14,000,000 shares of its common stock at $7.00 per share. Of the shares offered, 5,600,000 new shares were offered by the Company and 8,400,000 existing shares were offered by selling stockholders. Total proceeds of the offering were $98,000, of which the selling stockholders received $54,684 and the Company received $36,456 after underwriting discounts and commissions of $6,860.

As discussed in note 19 (Stockholders’ Equity), the Company had 201,453 warrants and 1,325,414 UPOs outstanding at June 30, 2009. Each UPO consists of one share of the Company’s common stock and two redeemable common stock purchase warrants. All of the Company’s warrants expired on October 3, 2009. As of October 2, 2009, the Company had received notifications from substantially all warrant and UPO holders of their intent to exercise their warrants and UPOs, which will result in the issuance of approximately 1,800,000 common shares.

The Company has evaluated subsequent events up to October 5, 2009, the date these financial statements are issued.

(27)	Unaudited Quarterly Results

Unaudited quarterly results for the years ended June 30, 2009 and 2008 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Unaudited)

2009:
Net sales	$149,157	119,307	76,146	81,681
Operating income (loss)	27,394	(62,161)	975	916
Net income (loss) attributable to common stock	16,965	(61,521)	937	1,638
Basic earnings (loss) per common share	0.27	(0.97)	0.01	0.02
Diluted earnings (loss) per common share	0.20	(0.97)	0.01	0.02
2008:
Net sales	$89,286	101,550	125,915	135,888
Operating income	5,384	6,717	18,562	26,300
Net income attributable to common stock	3,189	4,484	10,570	18,220
Basic earnings per common share	0.06	0.08	0.18	0.29
Diluted earnings per common share	0.05	0.06	0.14	0.22

Exhibit Index

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of January 8, 2008, by and among GSM, Solsil Acquisition Corp. and Solsil**
2.2	Amendment to Agreement and Plan of Merger, dated as of February 29, 2008, by and among GSM, Solsil Acquisition Corp., Solsil and the Representatives named therein**
3.1	Amended and Restated Certificate of Incorporation*
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation*
3.3	Amended and Restated Bylaws**
4.1	Second Amended and Restated Credit Agreement dated as of September 18, 2008, by and among GMI, Alabama Sand and Gravel, Inc., Laurel Ford Resources, Inc., West Virginia Alloys, Inc., as subsidiary guarantors, GSM, as Parent, the lender parties thereto, and Societe Generale, as Sole Arranger, Administrative Agent, Issuing Bank, Swingline Lender and Collateral Agent**
10.1	2006 Employee, Director and Consultant Stock Option Plan*
10.2	Employment Agreement, dated May 26, 2008, between GSM and Jeff Bradley*
10.3	Employment Agreement, dated November 13, 2006, between GSM and Alan Kestenbaum*
10.4	Employment Agreement, dated May 31, 2006, between Solsil and Alan Kestenbaum*
10.5	Employment Agreement, dated November 13, 2006, between GSM and Arden Sims*
10.6	Employment Agreement, dated May 31, 2006, between Solsil and Arden Sims*
10.7	Employment Agreement, dated November 13, 2006, between GSM and Theodore A. Heilman, Jr.*
10.8	Employment Agreement, dated June 8, 2007, between GSM and Daniel Krofcheck*
10.9	Employment Agreement, dated June 20, 2008, between GSM and Stephen Lebowitz*
10.10	Solsil Secured Promissory Note made on October 24, 2007 and issued to Plainfield Direct Inc.**
10.11	Solsil Secured Promissory Note made on October 24, 2007 and issued to Plainfield Direct Inc.***
10.12	Employment Agreement, dated September 21, 2008, between GSM and Malcolm Appelbaum****
21.1	Subsidiaries*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.3	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Filed herewith.

*	Incorporated by reference to the exhibit with the same designation filed with the Company’s registration statement on Form S-1 (Registration No. 333-152513) filed on July 25, 2008.

**	Incorporated by reference to the exhibit with the same designation filed with Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-152513) filed on November 4, 2008.

***	Incorporated by reference to the exhibit with the same designation filed with Amendment No. 2 to the Company’s registration statement on Form S-1 (Registration No. 333-152513) filed on June 9, 2009.

****	Incorporated by reference to the exhibit with the same designation filed with Amendment No. 3 to the Company’s registration statement Form S-1 (Registration Statement No. 333-152513) filed on July 16, 2009.