Form 10-Q
period 2009-09-30
GLOBE SPECIALTY METALS INC
filed 2009-11-16
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

Commission File Number 001-34420

Globe Specialty Metals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2055624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Penn Plaza
250 West 34th Street, Suite 2514
New York, NY 10119
(Address of principal executive offices, including zip code)

(212) 798-8122
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $0.0001 par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of November 16, 2009, the registrant had 74,320,187 shares of common stock outstanding.

Globe Specialty Metals, Inc.

PART I

Item 1.	Financial Statements

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets
September 30, 2009 and June 30, 2009
(In thousands, except share and per share amounts)

	September 30,	June 30,
	2009	2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$114,020	61,876
Accounts receivable, net of allowance for doubtful accounts of $1,481 and $1,390 at September 30, 2009 and June 30, 2009, respectively	38,513	24,094
Inventories	57,283	67,394
Prepaid expenses and other current assets	19,996	24,675

Total current assets	229,812	178,039
Property, plant, and equipment, net of accumulated depreciation and amortization	215,353	217,507
Goodwill	51,835	51,828
Other intangible assets	967	1,231
Investments in unconsolidated affiliates	7,910	7,928
Deferred tax assets	1,737	1,598
Other assets	14,203	15,149

Total assets	$521,817	473,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,585	21,341
Current portion of long-term debt	18,906	16,561
Short-term debt	7,628	6,688
Accrued expenses and other current liabilities	49,787	46,725

Total current liabilities	101,906	91,315
Long-term liabilities:
Long-term debt	28,854	36,364
Deferred tax liabilities	18,890	18,890
Other long-term liabilities	16,108	15,359

Total liabilities	165,758	161,928

Commitments and contingencies (note 12)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares; issued, 73,174,262 and 66,944,254 shares at September 30, 2009 and June 30, 2009, respectively	7	7
Additional paid-in capital	339,923	303,364
Retained earnings	13,102	4,660
Accumulated other comprehensive loss	(3,666)	(3,644)
Treasury stock at cost, 1,000 shares at September 30, 2009 and June 30, 2009, respectively	(4)	(4)

Total Globe Specialty Metals, Inc. stockholders’ equity	349,362	304,383
Noncontrolling interest	6,697	6,969

Total stockholders’ equity	356,059	311,352

Total liabilities and stockholders’ equity	$521,817	473,280

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Income Statements
Three months ended September 30, 2009 and 2008
(In thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended September 30,
	2009	2008

Net sales	$105,458	149,157
Cost of goods sold	79,978	107,138
Selling, general, and administrative expenses	13,184	14,032
Research and development	38	593
Restructuring charges	(68)	—

Operating income	12,326	27,394
Other income (expense):
Interest income	136	403
Interest expense, net of capitalized interest of $228 and $180, respectively	(1,318)	(2,051)
Foreign exchange gain (loss)	2,415	(1,309)
Other (loss) income	(7)	844

Income before provision for income taxes	13,552	25,281
Provision for income taxes	5,383	8,702

Net income	8,169	16,579
Losses attributable to noncontrolling interest, net of tax	273	386

Net income attributable to Globe Specialty Metals, Inc.	$8,442	16,965

Weighted average shares outstanding:
Basic	71,115	63,137
Diluted	72,543	83,057
Earnings per common share:
Basic	$0.12	0.27
Diluted	0.12	0.20

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity
Three months ended September 30, 2009
(In thousands)
(UNAUDITED)

	Globe Specialty Metals, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other	Treasury			Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock	Noncontrolling	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	at Cost	Interest	(Loss) Income	Equity

Balance at June 30, 2009	66,944	$7	303,364	4,660	(3,644)	(4)	6,969		311,352
UPOs exercised	630	—	—	—	—	—	—		—
Share-based compensation	—	—	1,755	—	—	—	—		1,755
Stock issuance	5,600	—	34,804	—	—	—	—		34,804
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(24)	—	1	(23)	(23)
Unrealized gain on available-for-sale securities (net of provision for income taxes of $1)	—	—	—	—	2	—	—	2	2
Net income (loss)	—	—	—	8,442	—	—	(273)	8,169	8,169

Total comprehensive income								8,148	8,148

Balance at September 30, 2009	73,174	$7	339,923	13,102	(3,666)	(4)	6,697	8,148	356,059

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows
Three months ended September 30, 2009 and 2008
(In thousands)
(UNAUDITED)

	Three Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net income	$8,169	16,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,912	4,943
Share-based compensation	1,755	2,405
Deferred taxes	(55)	583
Changes in operating assets and liabilities:
Accounts receivable, net	(14,465)	256
Inventories	9,805	(7,338)
Prepaid expenses and other current assets	4,192	(3,814)
Accounts payable	5,353	(830)
Accrued expenses and other current liabilities	2,224	3,386
Other	2,835	(43)

Net cash provided by operating activities	24,725	16,127

Cash flows from investing activities:
Capital expenditures	(4,255)	(14,217)
Held-to-maturity treasury securities	—	2,987
Other investing activities	—	12

Net cash used in investing activities	(4,255)	(11,218)

Cash flows from financing activities:
Proceeds from warrants exercised	—	833
Net payments of long-term debt	(5,167)	(338)
Net borrowings (payments) of short-term debt	940	(4,600)
Sale of common stock	36,456	—
Other financing activities	(527)	(1,700)

Net cash provided by (used in) financing activities	31,702	(5,805)

Effect of exchange rate changes on cash and cash equivalents	(28)	56

Net increase (decrease) in cash and cash equivalents	52,144	(840)
Cash and cash equivalents at beginning of period	61,876	73,994

Cash and cash equivalents at end of period	$114,020	73,154

Supplemental disclosures of cash flow information:
Cash paid for interest	$990	3,194
Cash (refunded) paid for income taxes, net of refunds totaling $2,729 and $0, respectively	(2,397)	1,127

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

(1)	Organization and Business Operations

Globe Specialty Metals, Inc. and subsidiary companies (the Company, we, or our) is among the world’s largest producers of silicon metal and silicon-based alloys, important ingredients in a variety of industrial and consumer products. The Company’s customers include major silicone chemical, aluminum and steel manufacturers, auto companies and their suppliers, ductile iron foundries, manufacturers of photovoltaic solar cells and computer chips, and concrete producers.

(2)	Summary of Significant Accounting Policies

a.	Basis of Presentation

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) of the results for the interim periods presented and such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. There have been no material changes to the Company’s significant accounting policies during the three months ended September 30, 2009, except as discussed below under Recently Implemented Accounting Pronouncements.

b.	Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year presentation, including the reclassification of $2,555 from selling, general, and administrative expenses to cost of goods sold for the three months ended September 30, 2008 as, during the three months ended September 30, 2009, the Company reevaluated certain expenses and deemed these to be direct costs.

c.	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and related notes. Significant estimates and assumptions in these condensed consolidated financial statements include the valuation of inventories; the carrying amount of property, plant, and equipment; goodwill and long-lived asset impairment tests; estimates of fair value of investments; provision for income taxes and deferred tax valuation allowances; valuation of derivative instruments; the determination of the discount rate and the rate of return on plan assets for pension expense; and the determination of the fair value of share-based compensation involving assumptions about forfeiture rates, stock volatility, discount rates, and expected time to exercise. During interim periods, provision for income taxes is recognized using an estimated annual effective tax rate. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

d.	Revenue Recognition

Revenue is recognized in accordance with the U.S. Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104 (SAB 104) when a firm sales agreement is in place, delivery has occurred and title and risks of ownership have passed to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. Shipping and other transportation costs charged to buyers are recorded in both net sales and cost of goods sold. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

net basis and, therefore, are excluded from net sales in the condensed consolidated income statements. When the Company provides a combination of products and services to customers, the arrangement is evaluated under Financial Accounting Standards Board (FASB) ASC Subtopic 605-25, Revenue Recognition — Multiple Element Arrangements (ASC 605.25). ASC 605.25 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. If the Company cannot objectively determine the fair value of any undelivered elements under an arrangement, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

e.	Recently Implemented Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). This statement establishes the FASB Accounting Standards Codificationtm (the Codification/ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, except for SEC rules and interpretive releases, which are also authoritative U.S. GAAP for SEC registrants. The Codification standard (FASB ASC Subtopic 105-10 on generally accepted accounting principles) was adopted on July 1, 2009. This change had no effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued ASC Subtopic 805-10, Business Combinations. This statement establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This accounting standard was adopted on July 1, 2009. This statement will be applied prospectively to the Company’s business combinations for which the acquisition date is on or after July 1, 2009.

In December 2007, the FASB issued ASC Subtopic 810-10, Consolidation — Consolidation of Entities Controlled by Contract (ASC 810.10) and ASC Subtopic 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815.40). The Company adopted ASC 810.10 and ASC 815.40 on July 1, 2009. The objective of these statements is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In accordance with ASC 810.10 and ASC 815.40, the Company has provided the enhanced disclosures required by ASC 810.10 and ASC 815.40 in the condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity for all periods presented. See note 13 (Stockholders’ Equity) for additional information.

In September 2006, the FASB issued ASC Subtopic 820-10, Fair Value Measurements and Disclosures (ASC 820). The Company partially adopted ASC 820 on July 1, 2008. This adoption did not have a material impact to the Company’s consolidated results of operations or financial condition. The Company fully adopted ASC 820 on July 1, 2009. ASC 820 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The statement does not require any new fair value measures. The Company carries its derivative agreements, as well as available-for-sale securities, at fair value, determined using observable market based inputs. See note 16 (Fair Value Measures) for additional information.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

In September 2009, the FASB issued an amendment to ASC Subtopic 740-10, Income Taxes (ASC 740). The Company adopted this amendment on September 30, 2009. This amendment to ASC 740 adds implementation guidance for all entities about applying the accounting requirements for uncertain tax matters. The implementation guidance is presented in examples and is not intended to change practice for those already applying the requirements. The implementation of this additional guidance had no effect on the Company’s financial position or results of operations.

f.	Accounting Pronouncements to be Implemented

In June 2009, the FASB issued an amendment to ASC Subtopic 860-10, Transfers and Servicing (ASC 860). The objective of this amendment is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This amendment improves financial reporting by eliminating (1) the exceptions for qualifying special-purpose entities from the consolidation guidance and (2) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. This amendment is effective for the Company on July 1, 2010. The Company is currently assessing the potential effect of the amendment of ASC 860 on its financial position or results of operations.

In June 2009, the FASB issued an amendment to ASC Subtopic 810-10, Consolidation — Variable Interest Entities (ASC 810). The objective of this amendment is to improve financial reporting by enterprises involved with variable interest entities by eliminating the quantitative-based risks and rewards calculation and requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling interest in a variable interest entity. In addition, the amendment requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity. This amendment is effective for the Company on July 1, 2010. The Company is currently assessing the potential effect of the amendment to ASC 810 on its financial position or results of operations.

In December 2008, the FASB issued an amendment to ASC Subtopic 715-10, Compensation — Retirement Benefits (ASC 715). This amendment provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The amendment requires employers of public entities to disclose more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. The disclosure requirements of the amendment to ASC 715 are effective for years ending after December 15, 2009. The Company does not believe the amendment to ASC 715 will have a significant impact on the Company’s financial position or results of operations.

(3)	Restructuring Charges

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

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

Activity during the three months ended September 30, 2009 related to the restructuring liability is as follows:

	Liability at			Liability at
	June 30,		Cash	September 30,
	2009	Adjustments(2)	Payments	2009

Severance and benefit-related costs(1)	$227	(68)	(123)	36

(1)	Includes severance payments made to employees, payroll taxes, and other benefit-related costs in connection with the terminations of employees.

(2)	Adjustments are for employees who were re-hired by the Company in conjunction with the restarting of certain furnace operations during the three months ended September 30, 2009.

Total restructuring expenses of $1,711 were incurred during the year ended June 30, 2009. The remaining unpaid liability as of September 30, 2009 is included in accrued expenses and other current liabilities. No additional costs are expected to be incurred associated with these restructuring actions.

(4)	Treasury Securities

During March 2008, the Company purchased U.S. government treasury securities with a term to maturity of 125 days. The securities were redeemed for $2,987 during the three months ended September 30, 2008.

(5)	Inventories

Inventories comprise the following:

	September 30,	June 30,
	2009	2009

Finished goods	$16,967	23,867
Work in process	3,714	3,462
Raw materials	28,237	31,323
Parts and supplies	8,365	8,742

Total	$57,283	67,394

At September 30, 2009, $38,567 in inventory is valued using the first-in, first-out method and $18,716 using the average cost method. At June 30, 2009, $46,712 in inventory is valued using the first-in, first-out method and $20,682 using the average cost method.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

(6)	Property, Plant, and Equipment

Property, plant, and equipment, net of accumulated depreciation and amortization, comprise the following:

	September 30,	June 30,
	2009	2009

Land, land improvements, and land use rights	$14,172	13,835
Building and improvements	24,703	24,176
Machinery and equipment	58,153	56,912
Furnaces	99,393	99,429
Other	15,591	15,728
Construction in progress	47,817	47,257

Property, plant, and equipment, gross	259,829	257,337
Less accumulated depreciation and amortization	(44,476)	(39,830)

Property, plant, and equipment, net of accumulated depreciation and amortization	$215,353	217,507

Depreciation expense for the three months ended September 30, 2009 was $4,648, of which $4,521 is recorded in cost of goods sold and $127 is recorded in selling, general, and administrative expenses. Depreciation expense for the three months ended September 30, 2008 was $4,273, of which $4,159 is recorded in cost of goods sold and $114 is recorded in selling, general, and administrative expenses.

(7)	Goodwill and Other Intangibles

Goodwill and other intangibles presented below have been allocated to the Company’s operating segments.

a.	Goodwill

Changes in the carrying amount of goodwill during the three months ended September 30, 2009 are as follows:

Balance at June 30, 2009	$51,828
Other, primarily foreign exchange	7

Balance at September 30, 2009	$51,835

b.	Other Intangible Assets

Changes in the carrying amounts of definite lived intangible assets during the three months ended September 30, 2009 are as follows:

	Electricity
	Contracts	Other

Cost:
Balance at September 30, 2009 and June 30, 2009	$7,905	323

Accumulated amortization:
Balance at June 30, 2009	7,151	323
Amortization expense	264	—

Balance at September 30, 2009	7,415	323

Net balance at September 30, 2009	$490	—

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

There were no changes in the value of the Company’s indefinite lived intangible assets during the three months ended September 30, 2009. The trade name balance at both September 30, 2009 and June 30, 2009 was $477.

Amortization expense of purchased intangible assets was $264 for the three months ended September 30, 2009, which is recorded in cost of goods sold. Amortization expense of purchased intangible assets was $670 for the three months ended September 30, 2008, which is recorded in cost of goods sold.

(8)	Debt

a.	Short-Term Debt

Short-term debt comprises the following:

		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line

September 30, 2009:
Type debt:
Revolving credit	$—	—%	$34,560
Export financing	306	9.70	7,100
Other	7,322	5.94	—

Total	$7,628		$41,660

June 30, 2009:
Type debt:
Revolving credit	$—	—%	$34,560
Export financing	—	—	7,400
Other	6,688	6.69	—

Total	$6,688		$41,960

Revolving Credit Agreements — A summary of the Company’s revolving credit agreements at September 30, 2009 is as follows:

	Outstanding	Unused	Total
	Balance	Commitment	Commitment

Senior credit facility	$—	34,560	35,000

The Company’s subsidiary, Globe Metallurgical, Inc. (GMI), maintains a $35,000 revolving credit facility. This revolving credit agreement expires September 2013. Interest on advances under the revolving credit facility accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. The amount available under the revolving credit facility is subject to a borrowing base calculation, and the total commitment on the revolving credit facility includes $10,000 for letters of credit associated with foreign supplier contracts. At September 30, 2009, there was no outstanding balance on this revolver. The total commitment on this credit facility includes $440 outstanding letters of credit associated with foreign supplier contracts. The revolving credit facility is secured by substantially all of the assets of GMI and its principal subsidiary, West Virginia Alloys, and is subject to certain restrictive and financial covenants, which include limits on additional debt, restrictions on capital expenditures, restrictions on dividend and other equity distributions, a maximum ratio of debt to earnings before interest, taxes, depreciation, and amortization, and minimum net worth and interest coverage requirements. The commitment under the revolving credit facility may be withdrawn if the Company defaults under the terms of these covenants or fails to remit payments when due. The Company was in compliance with the loan covenants at September 30, 2009.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

Export Financing Agreements — The Company’s Argentine subsidiary maintains various short-term export financing agreements. Generally, these arrangements are for periods ranging between seven and eleven months, and require the Company to pledge as collateral certain export accounts receivable. Interest on these arrangements accrues at a rate of 9.7% at September 30, 2009.

Other — The Company’s subsidiary, Ningxia Yonvey Coal Industrial Co., Ltd (Yonvey), has $7,322 in outstanding promissory notes, which mature through August 2010. The notes accrue interest at rates ranging from 5.3% to 8.5%. The promissory notes are secured by certain Yonvey assets.

b.	Long-Term Debt

Long-term debt comprises the following:

	September 30,	June 30,
	2009	2009

Senior term loan	$31,579	33,684
Export prepayment financing	14,000	17,000
Other	2,181	2,241

Total	47,760	52,925
Less current portion of long-term debt	(18,906)	(16,561)

Long-term debt, net of current portion	$28,854	36,364

Senior Term Loan  — The Company’s subsidiary, GMI, entered into a five-year senior term loan in an aggregate principal amount of $40,000 during September 2008. Interest on the senior term loan accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. Principal payments are due in quarterly installments of $2,105, commencing on December 31, 2008, and the unpaid principal balance is due in full in September 2013, subject to certain mandatory prepayments. A mandatory prepayment of $2,347 will be made during the second quarter of fiscal 2010 based on excess cash flow, as defined in the loan agreement, generated during fiscal 2009. The interest rate on this loan was 2.50%, equal to LIBOR plus 2.25%, at September 30, 2009. The senior term loan is secured by substantially all of the assets of GMI and its principal subsidiary, West Virginia Alloys, and is subject to certain restrictive and financial covenants, which include limits on additional debt, restrictions on capital expenditures, restrictions on dividend and other equity distributions, a maximum ratio of debt to earnings before interest, taxes, depreciation, and amortization, and minimum net worth and interest coverage requirements. The Company was in compliance with these loan covenants at September 30, 2009.

Export Prepayment Financing — The Company’s Brazilian subsidiary, Globe Metais Indústria e Comércio S.A. (Globe Metais), has entered into a $20,000 export financing arrangement maturing January 31, 2012. The arrangement carries an interest rate of LIBOR plus 2.50%, paid semiannually. At September 30, 2009, the interest rate on this loan was 3.43%. The principal is payable in seven, semiannual installments starting in February 2009, with six installments of $3,000 and one final installment of $2,000. As collateral, Globe Metais has pledged certain third-party customers’ export receivables; 100% of the subsidiary’s property, plant, and equipment; and 2,000 tons of metallic silicon with an approximate value of $5,862. The loan is subject to certain loan covenant restrictions such as limits on issuing dividends, disposal of pledged assets, and selling of forest areas. In addition, the proceeds from certain cash receipts during the sixty days prior to a loan installment payment date are restricted for payment of the respective installment. At September 30, 2009, there is no restricted cash balance.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

See note 9 (Derivative Instruments) for discussion of derivative financial instruments entered into to reduce the Company’s exposure to interest rate fluctuations on outstanding long-term debt.

c.	Fair Value of Debt

The recorded carrying values of our debt balances approximate fair value given our debt is at variable rates tied to market indicators or is short-term in nature.

(9)	Derivative Instruments

The Company enters into derivative instruments to hedge certain interest rate and foreign currency risks. The Company does not engage in interest rate, currency, or commodity speculation, and no derivatives are held for trading purposes. All derivatives are accounted for using mark-to-market accounting. The Company believes it is not practical to designate its derivative instruments as hedging instruments as defined under ASC Subtopic 815-10, Derivatives and Hedging (ASC 815). Accordingly, the Company adjusts its derivative financial instruments to current market value through the condensed consolidated income statements based on the fair value of the agreement as of period-end. Although not designated as hedged items as defined under ASC 815, these derivative instruments serve to significantly offset the Company’s interest rate and foreign exchange risks. Gains or losses from these transactions offset gains or losses on the assets, liabilities, or transactions being hedged. No credit loss is anticipated as the counterparties to these agreements are major financial institutions that are highly rated.

Interest Rate Risk:

The Company is exposed to market risk from changes in interest rates on certain of its long-term debt obligations.

In connection with GMI’s revolving credit facility and senior term loan (note 8), the Company entered into an interest rate cap arrangement and three interest rate swap agreements to reduce our exposure to interest rate fluctuations.

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

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

quarter. Under the interest rate swap, the Company receives LIBOR in exchange for a fixed interest rate of 2.05% over the life of the agreement. The agreement expires in June 2013.

In connection with the Company’s export prepayment financing arrangement (note 8), the Company entered into an interest rate swap agreement involving the exchange of interest obligations relating to a $14,000 notional amount of debt, with the notional amount decreasing by $3,000 on a semiannual basis through August 2011, and a final $2,000 notional amount swapped for the six-month period ended January 2012. Under the interest rate swap, the Company receives LIBOR in exchange for a fixed interest rate of 2.66% over the life of the agreement.

Foreign Currency Risk:

The Company is exposed to market risk arising from changes in currency exchange rates as a result of its operations outside the United States, principally in Brazil, Argentina, and China. A portion of the Company’s net sales generated from its non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of the Company’s operating costs for its non-U.S. operations are denominated in local currencies, principally the Brazilian real, Argentine peso, and the Chinese renminbi. Consequently, the translated U.S. dollar value of the Company’s non-U.S. dollar net sales, and related accounts receivable balances, and our operating costs are subject to currency exchange rate fluctuations. Derivative instruments are not used extensively to manage this risk; however, the Company does utilize derivative financial instruments to manage a portion of its net foreign currency exposure to the Brazilian real. At September 30, 2009, the Company had entered into a series of foreign exchange forward contracts covering approximately 7,512 reais, expiring at dates ranging from October 2009 to December 2009, at an average exchange rate of 2.43 Brazilian real to 1.00 U.S. dollar.

Commodity Price Risk:

The Company is exposed to price risk for certain raw materials and energy used in its production process. The raw materials and energy that the Company uses are largely commodities subject to price volatility caused by changes in global supply and demand and governmental controls. Derivative financial instruments are not used to manage the Company’s exposure to fluctuations in the cost of commodity products used in its operations. The Company attempts to reduce the impact of increases in its raw material and energy costs by negotiating long-term contracts and through the acquisition of companies or assets for the purpose of increasing its access to raw materials with favorable pricing terms.

The effect of the Company’s derivative instruments on the condensed consolidated income statements is summarized in the following table:

	(Loss) Gain Recognized
	During the
	Three Months
	Ended September 30,
	2009	2008	Location of (Loss) Gain

Interest rate derivatives	$(479)	(281)	Interest expense
Foreign exchange forward contracts	816	—	Foreign exchange gain

The fair values of the Company’s derivative instruments at September 30, 2009 are summarized in note 16 (Fair Value Measures). The $642 liability associated with the Company’s interest rate derivatives is included in other long-term liabilities. The $1,155 asset associated with the Company’s foreign exchange forward contracts is included in prepaid expenses and other current assets.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

(10)	Pension Plans

The components of net periodic pension expense for the Company’s defined benefit pension plans are as follows:

	Three Months Ended
	September 30,
	2009	2008

Interest cost	$303	303
Expected return on plan assets	(248)	(319)
Amortization of net loss	151	56

Net periodic pension expense	$206	40

The Company expects to contribute approximately $756 to the plans for the year ended June 30, 2010, of which $97 has been contributed through September 30, 2009.

(11)	Income Taxes

The following table summarizes our provision for income taxes and effective tax rates for the three months ended September 30, 2009 and 2008:

	Three Months Ended
	September 30,
	2009	2008

Income before provision for income taxes	$13,552	25,281
Provision for income taxes	5,383	8,702
Effective tax rate	39.7%	34.4%

The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted as necessary for quarterly events. In accordance with ASC Topic 740 Income Taxes — Accounting for Income Taxes in Interim Periods, the Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries. The effective tax rates for the three months ended September 30, 2009 and 2008 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the respective periods.

The Company’s effective tax rate for the three months ended September 30, 2009 was 39.7% compared to 34.4% for the three months ended September 30, 2008. This rate differs from the Company’s statutory rate of 35% mainly as a result of increases to the effective tax rate from U.S. state tax expense, the exclusion of the impact of net losses from our Chinese operations, the tax benefit of which is not considered more likely than not to be realized due to a history of operating losses, offset by the benefit from tax holidays in Brazil and Argentina which are forecasted to be lower in fiscal 2010 compared with fiscal 2009.

The Company currently operates under tax holidays in Brazil and Argentina. In Brazil, the Company is operating under a tax holiday, which results in a preferential tax rate of 15.25% of the Company’s manufacturing income as compared to a statutory rate of 34%. The tax holiday in Brazil expires in 2016. In Argentina, the Company’s manufacturing income is taxed at a preferential rate, which varies based on production levels from the Company’s Argentine facilities, compared to a statutory rate of 35%. The tax holiday in Argentina expires in 2012. The anticipated effects of these tax holidays are incorporated into the Company’s annualized effective tax rate as noted above. For the three months ended September 30, 2009, the foreign tax holidays in Brazil and Argentina provided a benefit of $452 to net income. For the three months ended September 30, 2008, the foreign tax holidays in Brazil and Argentina provided a benefit of $831 to net income.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. During the three months ended September 30, 2009, the Company’s net valuation allowances increased due to the establishment of additional valuation allowances against net operating losses (NOLs) in China that may never be utilized and changes related to foreign exchange fluctuations associated with our foreign NOLs.

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. The Company’s principal jurisdictions include the U.S., Brazil, Argentina, and China. A number of years may elapse before a tax return is audited and finally resolved. The open tax years subject to examination varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions and the related open tax years subject to examination are as follows: the U.S. from 2006 to present, Argentina from 2004 to present, Brazil from 2004 to present and China from 2006 to present.

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results could be materially impacted. The Company does not expect any material changes to unrecognized tax benefits in the next twelve months.

(12)	Commitments and Contingencies

a.	Legal Contingencies

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

It is the Company’s policy to accrue for costs associated with environmental assessments, remedial efforts, or other environmental liabilities when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. When a liability for environmental remediation is recorded, such amounts will be recorded without giving effect to any possible future recoveries. At September 30, 2009, there are no liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

c.	Employee Contracts

Certain employees of our Brazilian operations were covered by a collective bargaining agreement which expired October 31, 2009. See note 19 (Subsequent Events) for information regarding the subsequent sale of our Brazilian operations.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

d.	Power Commitments

On May 20, 2008, Empire State Development and New York Power Authority announced that hydropower from the Niagara Power Project would be supplied to the Company which enabled it to reopen and expand its previously idle manufacturing facility in Niagara Falls, New York. On January 30, 2009, the Company entered into a commodity purchase agreement with New York Power Authority and Niagara Mohawk Power Corporation where the Company is supplied up to a maximum of 40,000 kW of hydropower from the Niagara Power Project to operate its Niagara Falls facility. The hydropower is supplied at preferential power rates plus market-based delivery charges for a period of up to 5 years. Under the terms of the contract, the Company has committed to a $60,000 capital expansion program and specified employment levels, which, if not met, could reduce the Company’s power allocation from the Niagara Power Project. From inception through September 30, 2009, the Company has spent approximately $26,227 related to the capital expansion of our Niagara Falls facility.

e.	Joint Development Supply Agreement

On April 24, 2008, the Company’s subsidiaries, Solsil, Inc. (Solsil) and GMI, entered into a joint development supply agreement with BP Solar International Inc. (BP Solar) for the sale of solar grade silicon. BP Solar and Solsil will also deploy certain existing BP Solar technology at Solsil’s facility and the two entities will jointly develop new technology to enhance Solsil’s proprietary upgraded solar silicon metallurgical process. Solsil and BP Solar will both contribute towards the cost of the technology development. As part of this agreement, BP Solar paid Solsil $10,000 as an advance for research and development services and facilities construction. This amount would be refundable to BP Solar if the Company cancels, terminates, or fails to perform under certain terms of the agreement, including lack of performance of research and development services or facilities construction. Revenue associated with facilities construction will be deferred until specified contract milestones have been achieved, less any penalties resulting from construction delays. Revenue associated with research and development services will be deferred until these services are successful in reducing manufacturing costs and then recognized ratably as product is delivered to BP Solar. If research and development services are performed, but are unsuccessful, revenue will be deferred until contract expiration and then recognized. No revenue associated with this agreement has been recognized in earnings as of September 30, 2009 in accordance with ASC 605.25.

f.	Deferred Revenue

In January 2009, the Company entered into a warehousing arrangement with a customer whereby we agreed to deliver and store uncrushed silicon metal based on the customer’s purchase instructions. The customer is required to pay for delivered material within 30 days from the date the material is placed in our warehouse. Further, the customer is required to pay a monthly storage fee based on the quantity stored. As the transactions do not meet the revenue recognition criteria contained in SAB 104 given the Company has remaining, specific performance obligations such that the earnings process is not complete, no revenue has been recognized for silicon metal remaining stored under this warehousing arrangement. A related liability of $9,144 and $9,580 for deferred revenue is recorded in accrued expenses and other current liabilities at September 30, 2009 and June 30, 2009, respectively. Revenue will be recognized when the remaining, specific performance obligations have been performed and delivery has occurred. As there is no fixed delivery schedule or expiration date associated with the warehousing arrangement, the timing of revenue recognition under this arrangement is uncertain.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

(13)	Stockholders’ Equity

a.	Common Stock

In August 2009, the Company closed on an initial public offering on the NASDAQ Global Select Market of 16,100,000 shares of its common stock at $7.00 per share. Of the shares offered, 5,600,000 new shares were offered by the Company and 10,500,000 existing shares were offered by selling stockholders (which included 2,100,000 shares sold by the selling stockholders pursuant to the exercise of the underwriters’ over-allotment option). Total proceeds of the offering were $112,700, of which the selling stockholders received $68,355, net of underwriting discounts and commissions totaling $5,145, and the Company received $36,456, net of underwriting discounts and commissions totaling $2,744. In addition, the Company also recognized deferred offering costs of $1,652.

b.	Warrants

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

During the three months ended September 30, 2009, none of the warrants issued in connection with the Company’s initial public offering were exercised and 630,008 common shares were issued in connection with a cashless exercise of 524,364 UPOs.

At September 30, 2009, 201,453 warrants and 801,050 UPOs remain outstanding.

c.	Noncontrolling Interest

On November 28, 2008, the Company entered into a subscription agreement for capital increase associated with its ownership interest in Yonvey. Under the terms of this agreement, the Company agreed to contribute an additional $10,236 in specified installments in exchange for an additional 12% interest in Yonvey. The Company has remitted the entire balance of the capital increase as of September 30, 2009. The subscription agreement provides a call option such that within a period of three years from the agreement’s effective date, the minority shareholder may repurchase up to a maximum 12% ownership interest in Yonvey at a price equal to the relevant percentage of the additional $10,236 registered capital plus a premium calculated using a specified interest rate. In connection with our adoption of ASC 810.10 and ASC 815.40, as Yonvey is a substantive entity, the subscription agreement does not have any contingent exercise provisions and the settlement amount is tied to the fair value of the Yonvey equity, the call option is considered an equity instrument. As such, the Company reclassified the fair value of the call option liability at June 30, 2009 of $1,072 from other long-term liabilities to noncontrolling interest in stockholders’ equity.

(14)	Earnings Per Share

Basic earnings per common share are calculated based on the weighted average number of common shares outstanding during the three months ended September 30, 2009 and 2008, respectively. Diluted earnings per common share assumes the exercise of stock options, the conversion of warrants, and the exercise of UPOs, provided in each case the effect is dilutive.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

The reconciliation of the amounts used to compute basic and diluted earnings per common share for the three months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended
	September 30,
	2009	2008

Basic earnings per common share computation
Numerator:
Net income attributable to Globe Specialty Metals, Inc.	$8,442	16,965

Denominator:
Weighted average basic shares outstanding	71,114,939	63,137,373

Basic earnings per common share	$0.12	0.27

Diluted earnings per common share computation
Numerator:
Net income attributable to Globe Specialty Metals, Inc.	$8,442	16,965

Denominator:
Weighted average basic shares outstanding	71,114,939	63,137,373
Effect of dilutive securities	1,427,903	19,920,042

Weighted average diluted shares outstanding	72,542,842	83,057,415

Diluted earnings per common share	$0.12	0.20

The following potential common shares were excluded from the calculation of diluted earnings per common share because their effect would be anti-dilutive:

	Three Months Ended
	September 30,
	2009	2008

Stock options	970,334	361,667
Warrants	—	—
UPOs	—	—

Total	970,334	361,667

(15)  Share-Based Compensation

The Company’s share-based compensation program consists of the Globe Specialty Metals, Inc. 2006 Employee, Director and Consultant Stock Plan (the Stock Plan), which was approved by the Company’s stockholders on November 10, 2006. The Stock Plan provides for the issuance of a maximum of 5,000,000 shares of common stock for the granting of incentive stock options, nonqualified options, stock grants, and share-based awards. Any remaining shares available for grant, but not yet granted, will be carried over and used in the following fiscal years. During the three months ended September 30, 2009, no share-based compensation awards were issued.

At September 30, 2009, there were 685,000 shares available for grant. 3,515,000 outstanding incentive stock options vest and become exercisable in equal one-quarter increments every six months from the date of grant or date of modification. 800,000 option grants vest and become exercisable in equal one-third increments on the first, second, and third anniversaries of the date of grant. All option grants have maximum contractual terms ranging from 5 to 10 years.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

A summary of the changes in options outstanding under the Stock Plan for the three months ended September 30, 2009 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term in Years	Value

Outstanding as of June 30, 2009	4,315,000	$5.12	4.83	$5,095
Granted	—	—
Exercised	—	—
Forfeited and expired	—	—

Outstanding as of September 30, 2009	4,315,000	$5.12	4.58	$18,600

Exercisable as of September 30, 2009	529,999	$6.88	4.48	$1,133

No options vested during the three months ended September 30, 2009. As of September 30, 2009, there were 3,785,001 nonvested options outstanding with a grant date fair value, as modified, of $1.63. The weighted average per share fair value of stock option grants at September 30, 2009 was $4.13.

For the three months ended September 30, 2009 and 2008, share-based compensation expense was $1,755 ($954 after tax) and $2,405 ($1,295 after tax), respectively. The expense is reported within selling, general, and administrative expenses.

As of September 30, 2009, the Company has unearned compensation expense of $7,956, before income taxes, related to nonvested stock option awards. The unrecognized compensation expense is expected to be recognized over the following periods ending on June 30:

	2010	2011	2012	2013	2014

Share-based compensation (pretax)	$3,857	4,036	63	—	—

It is the Company’s policy to issue new shares to satisfy the requirements of its share-based compensation plan. The Company does not expect to repurchase shares in the future to support its share-based compensation plan.

(16)	Fair Value Measures

Effective July 1, 2009, the Company completed its adoption of ASC Subtopic 820, which establishes a fair value hierarchy for disclosure of fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to value the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2009:

	Total	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	$1,155	—	1,155	—
Available-for-sale securities	293	293	—	—

Total	$1,448	293	1,155	—

Liabilities
Interest rate derivatives	$642	—	642	—

Total	$642	—	642	—

Derivative assets and liabilities relate to the interest rate cap and interest rate swap agreements and the foreign exchange forward contracts summarized in note 9 (Derivative Instruments). Fair values are determined by independent brokers using quantitative models based on readily observable market data. See note 8 (Debt) for information regarding the fair value of our outstanding debt.

Available-for-sale securities relate to investments in equity securities. Their fair values are determined based on quoted market prices.

In connection with our adoption of ASC 810.10 and ASC 815.40, the Yonvey call option, previously included as a Level 3 liability was reclassified to stockholders’ equity. See note 13 (Stockholders’ Equity) for additional information.

(17)	Related Party Transactions

From time to time, the Company enters into transactions in the normal course of business with related parties. Management believes that such transactions are at arm’s length and for terms that would have been obtained from unaffiliated third parties.

A current and a former member of the board of directors are affiliated with Marco International and Marco Realty. During the three months ended September 30, 2009 and 2008, the Company:

•	Paid Marco Realty $62 and $83, respectively, to rent office space for its corporate headquarters in New York City, New York.

•	Entered into agreements with Marco International to purchase carbon electrodes. Marco International billed $1,662 and $0, respectively, under these agreements.

•	Entered into an agreement to sell ferrosilicon to Marco International. Net sales were $185 and $0, respectively, under this agreement.

The Company is affiliated with Norchem, Inc. (Norchem) through its 50.0% equity interest. During the three months ended September 30, 2009 and 2008, the Company sold Norchem product valued at $633 and $1,143, respectively. At September 30, 2009 and June 30, 2009, receivables from Norchem totaled $231 and $191, respectively.

Certain entities of the D.E. Shaw group are stockholders of the Company. The Company had outstanding financing arrangements totaling $17,000 with certain entities of the D.E. Shaw group at June 30, 2008. The notes were paid in full in September 2008. Interest expense on these financing arrangements totaled $389 during the three months ended September 30, 2008.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

Prior to our Yonvey business combination, Yonvey’s predecessor had entered into a lending agreement with the remaining minority stockholder. At both September 30, 2009 and June 30, 2009, $829 remained payable to Yonvey from this related party.

(18)	Operating Segments

Operating segments are based upon the Company’s management reporting structure and include the following six reportable segments:

•	GMI — a manufacturer of silicon metal and silicon-based alloys located in the United States.

•	Globe Metais — a manufacturer of silicon metal located in Brazil.

•	Globe Metales — a manufacturer of silicon-based alloys located in Argentina.

•	Solsil — a manufacturer of upgraded metallurgical grade silicon metal located in the United States.

•	Corporate — general corporate expenses, investments, and related investment income.

•	Other — segments that do not fit into the above reportable segments and are immaterial for purposes of separate disclosure. The operating segments include Yonvey’s electrode production operations and certain other distribution operations for the sale of silicon metal and silicon-based alloys.

Each of our reportable segments distributes its products in both its country of domicile as well as to other international customers. The following presents the Company’s consolidated net sales by product line:

	Three Months Ended September 30,
	2009	2008

Silicon metal	$69,402	85,060
Silicon-based alloys	29,566	52,939
Other, primarily by-products	6,490	11,158

Total	$105,458	149,157

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

a.	Segment Data

The Company began to allocate certain general corporate expenses in fiscal 2009. Segment results for the three months ended September 30, 2008 have been updated to conform to this reporting convention. Summarized financial information for our reportable segments as of, and for the three months ended September 30, 2009 and 2008 is shown in the following tables:

	2009
		Operating	Income (Loss)
		Income	Before Income
	Net Sales	(Loss)	Taxes	Total Assets

GMI	$70,861	12,865	12,305	245,056
Globe Metais	21,591	2,032	4,399	77,443
Globe Metales	11,028	3,498	3,206	68,297
Solsil	45	(254)	(254)	26,244
Corporate	—	(5,003)	(5,359)	323,737
Other	3,050	(1,247)	(1,180)	40,852
Eliminations	(1,117)	435	435	(259,812)

	$105,458	12,326	13,552	521,817

	2008
		Operating	Income (Loss)
	Net Sales	Income (Loss)	Before Income Taxes

GMI	$95,970	23,600	23,086
Globe Metais	31,299	6,192	4,097
Globe Metales	20,096	7,535	7,480
Solsil	1,418	(3,898)	(3,853)
Corporate	—	(4,478)	(3,697)
Other	6,178	(25)	(300)
Eliminations	(5,804)	(1,532)	(1,532)

	$149,157	27,394	25,281

The accounting policies of our operating segments are the same as those disclosed in note 2 (Summary of Significant Accounting Policies) to our June 30, 2009 financial statements. We evaluate segment performance principally based on operating income (loss). Intersegment net sales are not material.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

b.	Geographic Data

Net sales are attributed to geographic regions based upon the location of the selling unit. Net sales by geographic region for the three months ended September 30, 2009 and 2008 consist of the following:

	September 30,
	2009	2008

United States	$83,383	110,173
Argentina	10,123	16,921
Brazil	9,114	18,181
China	408	1,755
Poland	2,430	2,127

Total	$105,458	149,157

Long-lived assets by geographical region at September 30, 2009 and June 30, 2009 consist of the following:

	September 30,	June 30,
	2009	2009

United States	$178,854	180,392
Argentina	31,951	32,515
Brazil	29,590	29,760
China	26,929	27,060
Poland	831	839

Total	$268,155	270,566

Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation and amortization, and goodwill and other intangible assets.

c.	Major Customer Data

The following is a summary of the Company’s major customers and their respective percentages of consolidated net sales for the three months ended September 30, 2009 and 2008:

	September 30,
	2009	2008

Dow Corning Corporation	32%	15%
Wacker Chemie AG	12	7
All other customers	56	78

Total	100%	100%

The Company currently has one contract with Dow Corning Corporation (Dow). The agreement is a four year arrangement in which Dow purchases 30,000 metric tons of silicon metal per calendar year through December 31, 2010. This contract was amended in November 2008 to provide for the sale of an additional 17,000 metric tons of silicon metal to be purchased in calendar year 2009. Under a prior arrangement, effective December 1, 2007 through January 31, 2009, the Company supplied Dow 13,000 metrics tons of silicon metal.

(19)	Subsequent Events

On November 5, 2009, the Company sold 100% of its interest in Globe Metais pursuant to a purchase agreement entered into on that same date by and among the Company and Dow. The cash received by the Company

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

in connection with the disposition was approximately $65,600, which represents a purchase price of $75,000 less withholding taxes and certain expenses. Dow assumed Globe Metais’ cash balances and $14,000 of export prepayment financing. The purchase price is subject to adjustment for changes in working capital as provided for in the purchase agreement.

The sale of the Company’s equity interest in Globe Metais was executed in connection with the sale of a 49% membership interest in WVA Manufacturing, LLC (WVA LLC), a newly formed entity by the Company, to Dow, the execution of a long term supply agreement, and an amendment to an existing supply agreement between Dow and the Company to reduce the amount required to be sold in calendar year 2010 to 20,000 metric tons of silicon metal.

For accounting purposes, the Company has allocated $75,000 of the total purchase price received from Dow to the sale of the equity of Globe Metais and $100,000 to the sale of membership interests in WVA LLC. The allocation of total purchase price to the separate transactions was based on the relative fair values of Globe Metais and the membership interests in WVA LLC.

In connection with the Dow transactions, the Company agreed to modify the terms of its senior term loan and senior credit facility discussed in note 8 (Debt). The modifications included a $6,000 prepayment of the senior term loan, applied to reduce the scheduled installments of principal in inverse order of maturity, and a reduction of revolving credit from $35,000 to $28,000 in exchange for the release of the assets of West Virginia Alloys as security for both the senior term loan and senior credit facility.

As discussed in note 13 (Stockholders’ Equity), as of September 30, 2009, the Company had 201,453 warrants to purchase common stock and 801,050 UPO’s to purchase one share of common stock and two warrants outstanding. All outstanding warrants were scheduled to expire on October 3, 2009. As of the close of business on October 2, 2009, the Company had received notifications of exercise from the holders of substantially all of the outstanding warrants and UPO’s. The holders of the UPO’s exercising their UPO’s also immediately exercised the warrants issuable upon the exercise of their UPO’s. As a result of all of these exercises, the Company has issued 1,145,925 shares of common stock to the former holders of the warrants and UPO’s, and no warrants or UPO’s remain outstanding. The Company received $1,497 in cash with respect to these exercises, and the remainder of the shares were issued on a net, cashless basis. The sales and issuances of shares pursuant to the warrant and UPO exercises were deemed to be exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) pertaining to private offers and sales or Regulation S pertaining to foreign offers and sales.

As of October 31, 2009, the Company’s power agreement related to our operations in Argentina expired, and we expect prices to increase under a new contract. Negotiations on a fixed-price long-term contract are ongoing, however, a new contract has not been formalized.

The Company has evaluated subsequent events up to November 16, 2009, the date these financial statements are issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Certain statements made in this quarterly report involve risks and uncertainties. These forward-looking statements reflect the Company’s best judgment based on our current expectations, assumptions, estimates and projections about us and our industry, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements are more fully described in the “Risk Factors” sections contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and in this Quarterly Report. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report, as well as the more detailed information in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Introduction

Globe Specialty Metals, together with its subsidiaries (collectively, “we,” “our,” “GSM” or the “Company”) is one of the leading manufacturers of silicon metal and silicon-based alloys. As of September 30, 2009, we owned and operated seven manufacturing facilities principally in three primary operating segments: GMI, our U.S. operations; Globe Metais, our Brazilian operations; and, Globe Metales, our Argentine operations.

Business Segments

We operate in six reportable segments:

•	GMI — a manufacturer of silicon metal and silicon-based alloys located in the United States with plants in Beverly, Ohio, Alloy, West Virginia, Niagara Falls, New York and Selma, Alabama and a quartzite mine in Billingsley, Alabama;

•	Globe Metais — a manufacturer of silicon metal located in Brazil with a plant in Breu Branco and a number of leased quartzite mining operations and forest reserves in the state of Para;

•	Globe Metales — a manufacturer of silicon-based alloys located in Argentina with a silicon-based alloys plant in Mendoza and a cored-wire fabrication facility in San Luis;

•	Solsil — a developer and manufacturer of upgraded metallurgical grade silicon metal located in the United States with operations in Beverly, Ohio;

•	Corporate — a corporate office including general expenses, investments, and related investment income; and

•	Other — includes an electrode production operation in China and a cored-wire production facility located in Poland. These segments do not fit into the above reportable segments, and are immaterial for purposes of separate disclosure.

Overview and Outlook

Results for the quarter ended September 30, 2009 improved significantly from the preceding quarter ended June 30, 2009. Net sales increased 29% as a result of a 25% increase in tons shipped and a 3% increase in average selling price. Gross margins improved to 24% from 17%, primarily from lower production costs and higher capacity utilization, and earnings per diluted share improved to $0.12 compared to $0.02 in the June quarter. The increase in volumes sold, revenues and earnings in the quarter reflects the impact from the continuing improvement in our customers’ businesses.

In the quarter ended September 2008, we reported record net earnings. Since that time, the global economic recession severely impacted virtually all of our customers. While certain customers and industries have begun to recover from the recession, we have not yet seen a return to pre-recession business levels. As a result, comparisons of the quarter ended September 30, 2009 to the quarter ended September 30, 2008 show significant decreases in volumes and earnings. However, the results for the quarter ended September 30, 2009 are significantly improved from the quarter ended June 30, 2009.

Recent Developments

In October 2009, we re-opened our Niagara Falls plant which has an annual capacity of 30,000 metric tons of silicon metal. We spent approximately $26,000,000 to refurbish the facility and re-opened it in response to increased customer demand.

In November 2009, we closed two major transactions with Dow Corning Corporation (Dow). We sold our Brazilian operation to Dow and we entered into a joint venture at our Alloy, West Virginia silicon metal facility in which we retained a 51% interest.

Critical Accounting Policies

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Management bases our estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from the estimates used under different assumptions or conditions. We have provided a description of significant accounting policies in the notes to our condensed consolidated financial statements and our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. Our critical accounting policies have not significantly changed from those discussed in “Part II — Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, except as follows:

Income Taxes

In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on our expected annual income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Subsequent recognition, derecognition and measurement of a tax position taken in a previous period are separately recognized in the quarter in which they occur.

Results of Operations

GSM Three Months Ended September 30, 2009 vs. 2008

Consolidated Operations

	Three Months Ended September 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Results of Operations
Net sales	$105,458	149,157	(43,699)	(29.3)%
Cost of goods sold	79,978	107,138	(27,160)	(25.4)%
Selling, general and administrative expenses	13,184	14,032	(848)	(6.0)%
Research and development	38	593	(555)	(93.6)%
Restructuring charges	(68)	—	(68)	NA

Operating income	12,326	27,394	(15,068)	(55.0)%
Interest expense, net	(1,182)	(1,648)	466	(28.3)%
Other income (loss)	2,408	(465)	2,873	(617.8)%

Income before provision for income taxes	13,552	25,281	(11,729)	(46.4)%
Provision for income taxes	5,383	8,702	(3,319)	(38.1)%
Net Income	8,169	16,579	(8,410)	(50.7)%
Losses attributable to noncontrolling interest, net of tax	273	386	(113)	(29.3)%

Net income attributable to Globe Specialty Metals, Inc.	$8,442	16,965	(8,523)	(50.2)%

The following table presents consolidated operating results:

Net Sales

	Three Months Ended Sept 30, 2009			Three Months Ended Sept 30, 2008
	Net Sales			Net Sales
	(Unaudited)
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT

Silicon metal	$69,402	25,962	$2,673	$85,060	33,135	$2,567
Silicon based alloys	29,566	14,110	2,095	52,939	22,126	2,393

Silicon metal and silicon-based alloys	98,968	40,072	2,470	137,999	55,261	2,497
Silica fume and other	6,490			11,158

Total net sales	$105,458			$149,157

The decrease in sales of $43,699,000 was attributable to a 27% decline in volumes caused by the global economic crisis and a 1% decline in total pricing. The volume declines resulted in decreased net sales of $37,593,000 and are a result of 22% and 36% declines in silicon metal and silicon-based alloy tons sold, respectively. The decline in volume was due to fewer annual contracts and lower spot sales led by production declines within our customer base. The total pricing decrease resulted in decreased net sales of approximately $1,438,000 and was a result of a 12% decrease in the average selling price of silicon-based alloys offset by a 4% increase in the average selling price of silicon metal. The increase in silicon metal pricing was primarily due to favorable annual contracts with key customers entered into at the end of calendar 2008. The decrease in silicon-based alloys pricing was due primarily to an increase in sales of lower priced ferrosilicon alloys. Silica fume and other revenue decreased by $4,668,000 as a result of a decrease in production levels and sales of by-products.

Cost of Goods Sold:

The decrease in cost of goods sold of $27,160,000 represented a 25% decline which is slightly less than the 27% or 15,189 metric tons decrease in year-over-year volume due to lower factory capacity utilization, offset by significant fixed cost reduction efforts and the suspension of production at Solsil. At Solsil, costs in excess of sales decreased by $2,775,000 year over year, due to the suspension of commercial production and a focus on research and development activities.

Gross margin represented approximately 28% of net sales in the first quarter of fiscal 2009 and decreased to approximately 24% of net sales in the first quarter of fiscal 2010 as a result of slightly lower average selling prices and lower factory capacity utilization.

Selling, General and Administrative:

The decrease in selling, general and administrative expenses of $848,000 was primarily due to lower audit and other professional fees at Corporate and Yonvey totaling $1,264,000 and $355,000, respectively; a $650,000 reduction in share-based compensation expense; aggressive cost cutting at Globe Metais resulting in a reduced salaries, benefits, bonuses and commissions of $723,000; and a $336,000 reduction at Solsil due to the suspension of commercial production, as the segment continues to focus on research and development. These decreases were offset by professional fees of $461,000 related to our transactions with Dow, an increase in salaries and benefits at Corporate of $360,000 related to increased infrastructure necessitated by our initial public offering and listing on the NASDAQ Global Select Market and an increase in bonus and accruals at Corporate of $2,227,000.

Research and Development:

The decrease in research and development expenses of $555,000 was primarily due to the suspension of production and related activities at Solsil which resulted in a decrease of $533,000.

Net Interest Expense:

Net interest expense decreased by $466,000, primarily due the refinancing and repayment of credit facilities at GMI and Globe Metais, which resulted in lower average debt balances and interest rates.

Other Income:

Other income increased by $2,873,000 primarily due to a year-over-year foreign exchange gain of $3,545,000, driven by the fluctuation of the Brazilian reais against the U.S. dollar, offset by a reduction in dividend income from hydro power companies at Globe Metales of $362,000, due to the timing of dividends declared. The foreign exchange gain at Globe Metais consisted of foreign exchange gains of $1,829,000, primarily associated with the revaluation of long-term reais denominated tax liabilities and a gain of $816,000 on our foreign exchange forward contracts. This resulted in a net gain of $2,645,000 in the first quarter of fiscal 2010, compared to a net loss of $1,807,000 in the first quarter of fiscal 2009.

Provision for Income Taxes:

Provision for income taxes as a percentage of pre-tax income was approximately 40%, or $5,383,000, in the first quarter of fiscal 2010 and 34%, or $8,702,000, in the first quarter of fiscal 2009. The increase in the effective tax rate is primarily due to an increase in our U.S. state tax expense, the exclusion of the impact of net losses from our Chinese operations, the tax benefit of which is not considered more likely than not to be realized due to a history of operating losses, as well as a reduction in the benefit from tax holidays in Brazil and Argentina.

Segment Operations

GMI

	Three Months Ended September 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Results of Operations
Net sales	$70,861	95,970	(25,109)	(26.2)%
Cost of goods sold	53,347	67,870	(14,523)	(21.4)%
Selling, general and administrative expenses	4,717	4,500	217	4.8%
Restructuring charges	(68)	—	(68)	NA

Operating income	$12,865	23,600	(10,735)	(45.5%)

Net sales decreased $25,109,000 from the prior year to $70,861,000. The decrease was primarily attributable to a 29% decrease in volume partially offset by a 5% increase in average selling price. Silicon metal volumes were down 18% due to a decline in end market demand from our silicone and aluminum customers. Silicon-based alloy volumes were down 45% due to a sharp decline in demand for magnesium ferrosilicon, primarily from the automotive industry, as well as a slight decline in demand for ferrosilicon products. Pricing for silicon metal was up 11%, due to favorable contracts, while pricing for silicon-based alloys was down 10% due to reduced ferrosilicon pricing, as a result of reduced demand and aggressive imports.

Operating income decreased by $10,735,000 from the prior year to $12,865,000. This was primarily due to a decrease in volumes, and increased production costs offset by an increase in average selling price. Cost of goods sold decreased by 21% while volumes decreased 29%. This increase in cost per ton sold was due to reduced capacity utilization and higher electrode prices.

Globe Metais

	Three Months Ended September 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Results of Operations
Net sales	$21,591	31,299	(9,708)	(31.0)%
Cost of goods sold	17,423	22,567	(5,144)	(22.8)%
Selling, general and administrative expenses	2,125	2,505	(380)	(15.2)%
Research and development	11	35	(24)	(68.6)%

Operating income	$2,032	6,192	(4,160)	(67.2)%

Net sales decreased $9,708,000 from the prior year to $21,591,000. The decrease was primarily attributable to a 30% decrease in volumes and a decrease in the sale of by-products of $1,391,000, offset by a 2% increase in average selling prices. We experienced a year over year increase in pricing due to certain favorable annual contracts entered into at the end of calendar 2008. Volumes decreased due to a pronounced decline in domestic Brazilian demand as well as the global reduction in demand for silicones and aluminum.

Operating income decreased by $4,160,000 from the prior year to $2,032,000. The decrease was due primarily to lower sales volumes which led to capacity underutilization. This was offset by lower power rates per ton due to a modulation of furnace operation during peak electricity rate hours. As a result, cost of goods sold decreased 23% while volumes decreased 30%. Selling, general and administrative expenses decreased by $380,000 due to aggressive cost reduction measures at Globe Metais resulting in a reduction in salaries, benefits, bonuses and commissions of $723,000, offset by $461,000 in professional fees related to the Dow transactions.

Globe Metales

	Three Months Ended September 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Results of Operations
Net sales	$11,028	20,096	(9,068)	(45.1)%
Cost of goods sold	6,819	11,703	(4,884)	(41.7)%
Selling, general and administrative expenses	711	858	(147)	(17.1)%

Operating income	$3,498	7,535	(4,037)	(53.6)%

Net sales decreased $9,068,000 from the prior year to $11,028,000. The decrease was primarily attributable to a 23% decrease in volume led by a 40% decrease in the volume of calcium silicon, and a 27% decrease in average selling prices. Volume decreased primarily as a result of a reduction in production and capacity demand across the steel industry. Pricing decreased primarily due to a change in product mix, which included the sale of lower cost ferrosilicon products, in the first quarter of fiscal 2010.

Operating income decreased by $4,037,000 from the prior year to $3,498,000. The decrease was primarily due to a decrease in average selling prices and volumes. Cost of goods sold decreased 42% while volumes decreased by 23%. This decrease in cost per ton sold was primarily due to a change in product mix which, included the production of lower cost ferrosilicon, and aggressive cost reductions.

Solsil

	Three Months Ended September 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Results of Operations
Net sales	$45	1,418	(1,373)	(96.8)%
Cost of goods sold	181	4,329	(4,148)	(95.8)%
Selling, general and administrative expenses	93	429	(336)	(78.3)%
Research and development	25	558	(533)	(95.5)%

Operating loss	$(254)	(3,898)	3,644	(93.5)%

Net sales decreased $1,373,000 from the prior year to $45,000. The decrease was primarily attributable to Solsil suspending commercial production as a result of a significant decline in the price of polysilicon and the decline in demand for upgraded metallurgical grade silicon. As a result, we are concentrating our efforts on research and development activities.

Operating loss decreased $3,644,000 from the prior year to a loss of $254,000. Cost of goods sold in the first quarter of fiscal 2009 was $2,911,000 in excess of net sales, reflecting Solsil’s additional investment to refine its production processes. Selling, general and administrative expenses decreased $336,000 and research and development expenses decreased $533,000 as a result of suspended production.

Corporate

	Three Months Ended September 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Results of Operations
Selling, general and administrative expenses	$5,003	4,478	525	11.7%

Operating loss	$(5,003)	(4,478)	(525)	11.7%

Selling, general and administrative expenses increased $525,000 from the prior year to $5,003,000. This was primarily due to an increase in bonus and bonus accruals of $2,227,000 and an increase in salaries and benefits of $360,000 as staffing requirements increased due to our initial public offering and listing on the NASDAQ Global Select Market. These increases were partially offset by a $1,264,000 reduction in professional fees as a result of reduced audit and audit related support fees, and a $650,000 reduction in share-based compensation expense.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are cash flows from operations and available borrowings under GMI’s revolving credit facility. At September 30, 2009, our cash and cash equivalents balance was approximately $114,020,000. At September 30, 2009, we had $34,560,000 available on a revolving credit facility; there was no outstanding balance on the revolving credit facility at September 30, 2009, however, there were outstanding letters of credit in the amount of $440,000 associated with foreign supplier contracts. In connection with the Dow transactions discussed under “Recent Developments,” we agreed to modify the terms of our senior credit facility. The modifications included a reduction of revolving credit from $35,000,000 to $28,000,000 in exchange for the release of the assets of West Virginia Alloys as security for the senior credit facility. Subsequent to September 30, 2009, our cash and cash equivalents balance increased by approximately $133,000,000 from the proceeds received from the Dow transactions, net of transaction costs and related taxes, discussed under “Recent Developments” which were completed in November 2009.

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

See Long-Term Debt for a summary of our long-term debt agreements.

Cash Flows

The following table is a summary of the consolidated cash flows:

	Three Months Ended
	September 30,
	2009	2008
	(Dollars in thousands)

Cash and cash equivalents at beginning of period	$61,876	$73,994
Cash flows provided by operating activities	24,725	16,127
Cash flows used in investing activities	(4,255)	(11,218)
Cash flows provided by (used in) financing activities	31,702	(5,805)
Effect of exchange rate changes on cash	(28)	56

Cash and cash equivalents at end of period	$114,020	$73,154

Operating Activities:

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions.

Net cash provided by operating activities was $24,725,000 and $16,127,000 during the first quarter of fiscal 2010 and 2009, respectively. The $8,598,000 increase in net cash provided by operating activities was due to a decrease in net working capital offset by lower operating results. In the first quarter of 2010, inventories decreased significantly as management modulated capacity to work through excess inventory levels. During the quarter, we experienced progressive improvements in our business activities which resulted in increases in accounts receivable, accounts payable and prepaid expenses. This was a result of increased sales and product shipments compared to the June 2009 quarter.

Investing Activities:

Net cash used in investing activities was approximately $4,255,000 and $11,218,000 during the first quarter of fiscal 2010 and 2009, respectively. Year over year capital expenditures decreased from approximately $14,217,000 to $4,255,000 as capital expenditures related to the reopening and expansion of the Niagara falls facility, capital investments to increase the upgraded metallurgical grade silicon capacity of Solsil, and capital improvements at Yonvey have largely been completed. Capital expenditures in the first quarter of fiscal 2010 primarily consisted of maintenance capital expenditure and the completion of the Niagara Falls facility expansion. Net cash provided by investing activities of approximately $2,987,000 in the first quarter of fiscal 2009 was due to the redemption of U.S. government treasury securities.

Financing Activities:

Net cash provided by (used in) financing activities was approximately $31,702,000 and $(5,805,000) during the first quarter of fiscal 2010 and 2009, respectively. The increase of approximately $37,507,000 in cash provided by financing activities was mainly due to proceeds from the close of our initial public offering and listing on the NASDAQ of $36,456,000, net of underwriting discounts and commissions of $2,744,000. This was partially offset by the net repayment of approximately $4,227,000 of long-term and short-term debt. Cash provided by warrant exercises decreased by approximately $833,000 year over year, as there were no exercises in the current period.

Exchange Rate Change on Cash:

The effect of exchange rate changes on cash was related to fluctuations in renminbi, the functional currency of our Chinese subsidiary, Yonvey.

Commitments and Contractual Obligations

Our commitments and contractual obligations have not changed significantly from those disclosed in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commitments and Contractual Obligations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Internal Controls and Procedures

We are required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending June 30, 2010. At June 30, 2009, we identified certain deficiencies in our internal controls that we considered to be significant deficiencies. We continue to remediate these significant deficiencies, but the corrective actions we have taken have not been fully tested and may not adequately resolve the remaining significant deficiencies. Management intends to complete its control assessment and cure any significant deficiencies by the end of fiscal 2010, when our management must provide an assessment of the effectiveness of our internal controls and procedures and our auditors must provide an attestation thereof.

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

At September 30, 2009 and June 30, 2009, there are no liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

Long-Term Debt

Long-term debt comprised the following:

	September 30,	June 30,
	2009	2009
	(Dollars in thousands)

Senior term loan	$31,579	$33,684
Export prepayment financing	14,000	17,000
Other	2,181	2,241

Total long-term debt	47,760	52,925
Less current portion of long-term debt	(18,906)	(16,561)

Long-term debt, net of current portion	$28,854	$36,364

Senior Term Loan — GMI entered into a five-year senior term loan in an aggregate principal amount of $40,000,000 during September 2008. Interest on the senior term loan accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. Principal payments are due in quarterly installments of $2,105,000 commencing on December 31, 2008, and the unpaid principal balance is due in full in September 2013, subject to certain mandatory prepayments. A mandatory prepayment of $2,347,000 will be made during the second quarter of fiscal 2010 based on excess cash flow, as defined in the loan agreement, generated during fiscal 2009. The interest rate on this loan was 2.50%, equal to LIBOR plus 2.25%, at September 30, 2009. The senior term loan is secured by substantially all of the assets of GMI and its principal subsidiary, West Virginia Alloys, and is subject to certain restrictive and financial covenants, which include limits on additional debt, restrictions on capital expenditures, restrictions on dividend and other equity distributions, a maximum ratio of debt to earnings before interest, taxes, depreciation, and amortization, and minimum net worth and interest coverage requirements. In connection with the Dow transactions discussed under “Recent Developments,” we agreed to modify the terms of our senior term loan. The modifications included a $6,000,000 prepayment of the senior term loan, applied to reduce the scheduled installments of principal in inverse order of maturity, in exchange for the release of the assets of West Virginia Alloys as security for the senior term loan.

Export Prepayment Financing — The Company’s Brazilian subsidiary, Globe Metais, has entered into a $20,000,000 export financing arrangement maturing January 31, 2012. The arrangement carries an interest rate of LIBOR plus 2.50%, paid semiannually. At September 30, 2009, the interest rate on this loan was 3.43%. The principal is payable in seven, semiannual installments starting in February 2009, with six installments of $3,000,000 and one final installment of $2,000,000. As collateral, Globe Metais has pledged certain third-party customers’ export receivables; 100% of the subsidiary’s property, plant, and equipment; and 2,000 tons of metallic silicon with an approximate value of $5,862,000. The loan is subject to certain loan covenant restrictions such as limits on issuing dividends, disposal of pledged assets, and selling of forest areas. In addition, the proceeds from certain cash receipts during the sixty days prior to a loan installment payment date are restricted for payment of the respective installment. At September 30, 2009, there is no restricted cash balance. Our indebtedness under this agreement was subsequently assumed by Dow as part of the transaction discussed under “Recent Developments.”

Recently Implemented Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). This statement establishes the FASB Accounting Standards CodificationTM (the Codification/ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, except for SEC rules and interpretive releases, which are also authoritative U.S. GAAP for SEC registrants. The Codification standard (FASB ASC Subtopic 105-10 on generally accepted accounting principles) was adopted on July 1, 2009. This change had no effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued ASC Subtopic 805-10, Business Combinations. This statement establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This accounting standard was adopted on July 1, 2009. This statement will be applied prospectively to the Company’s business combinations for which the acquisition date is on or after July 1, 2009.

In December 2007, the FASB issued ASC Subtopic 810-10, Consolidation — Consolidation of Entities Controlled by Contract (ASC 810.10) and ASC Subtopic 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815.40). The Company adopted ASC 810.10 and ASC 815.40 on July 1, 2009. The objective of these statements is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In accordance with ASC 810.10 and ASC 815.40, the Company has provided the enhanced disclosures required by ASC 810.10 and ASC 815.40 in the condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity for all periods presented.

In September 2006, the FASB issued ASC Subtopic 820-10, Fair Value Measurements and Disclosures (ASC 820). The Company partially adopted ASC 820 on July 1, 2008. This adoption did not have a material impact to the Company’s consolidated results of operations or financial condition. The Company fully adopted ASC 820 on July 1, 2009. ASC 820 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The statement does not require any new fair value measures. The Company carries its derivative agreements, as well as available-for-sale securities, at fair value, determined using observable market based inputs. See our September 30, 2009 and 2008 condensed consolidated financial statements for additional information.

In September 2009, the FASB issued an amendment to ASC Subtopic 740-10, Income Taxes (ASC 740). The Company adopted this amendment on September 30, 2009. This amendment to ASC 740 adds implementation guidance for all entities about applying the accounting requirements for uncertain tax matters. The implementation of this additional guidance had no effect on the Company’s financial position or results of operations. See our September 30, 2009 and 2008 condensed consolidated financial statements for additional information.

Accounting Pronouncements to be Implemented

In June 2009, the FASB issued an amendment to ASC Subtopic 860-10, Transfers and Servicing (ASC 860). The objective of this amendment is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This amendment improves financial reporting by eliminating (1) the exceptions for qualifying special-purpose entities from the consolidation guidance and (2) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. This amendment is effective for the Company on July 1, 2010. The Company is currently assessing the potential effect of the amendment of ASC 860 on its financial position or results of operations.

In June 2009, the FASB issued an amendment to ASC Subtopic 810-10, Consolidation — Variable Interest Entities (ASC 810). The objective of this amendment is to improve financial reporting by enterprises involved with variable interest entities by eliminating the quantitative-based risks and rewards calculation and requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling interest in a variable interest entity. In addition, the amendment requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity. This amendment is effective for the Company on July 1, 2010. The Company is currently assessing the potential effect of the amendment to ASC 810 on its financial position or results of operations.

In December 2008, the FASB issued an amendment to ASC Subtopic 715-10, Compensation — Retirement Benefits (ASC 715). This amendment provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The amendment requires employers of public entities to disclose more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. The disclosure requirements of the amendment to ASC 715 are effective for years ending after December 15, 2009. The Company does not believe the amendment to ASC 715 will have a significant impact on the Company’s financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed significantly from those disclosed in “Part II — Item 7A. — Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer (our Principal Executive Officers and Principal Financial Officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)) as of September 30, 2009. Based upon that evaluation, our Principal Executive Officers and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the company’s internal control over financial reporting that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

In the ordinary course of business, we are subject to periodic lawsuits, investigations, claims and proceedings, including, but not limited to, contractual disputes, employment, environmental, health and safety matters, as well as claims associated with our historical acquisitions. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations, claims and proceedings asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows, results of operations or liquidity.

Item 1A.	Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in “Part I — Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. There have been no material changes in our risks from such description, except as follows:

Our business is particularly sensitive to increases in energy costs which could materially increase our cost of production.

As discussed in our Annual Report on Form 10-K, due to the fact that energy constitutes a high percentage of our production costs, we are particularly vulnerable to cost fluctuations in the energy industry. The energy which we use is subject to price volatility caused by changes in global supply and demand and governmental controls, and we attempt to reduce the impact of increases in our energy costs by negotiating long-term contracts.

As of October 31, 2009, our power agreement related to our operations in Argentina expired, and we expect prices to increase under a new contract. Negotiations on a fixed-price long-term contract are ongoing, however, a new contract has not been formalized as of the date of issuance of this report. The non-renewal of this contract, or a material increase in the price of energy, could materially adversely affect our future earnings and our low cost competitive advantage. If we are not able to increase our sales prices to mitigate our exposure to rising energy prices, it could have a material adverse effect on our results of operations and operating cash flows.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

In August 2009, we closed on our initial public offering of common stock and listing on the NASDAQ Global Select Market, pursuant to a Registration Statement on Form S-1, as amended (Reg. No. 333-152513) that was declared effective on July 29, 2009.

We sold 16,100,000 shares of common stock at $7.00 per share. Of the shares offered, 5,600,000 new shares were offered by the Company and 10,500,000 existing shares were offered by selling stockholders (which included 2,100,000 shares sold by the selling stockholders pursuant to the exercise of the underwriters’ over-allotment option). Total proceeds of the offering were $112,700,000 of which the selling stockholders received $68,355,000 and the Company received $36,456,000, after underwriting discounts and commissions of $7,889,000.

Item 6.	Exhibits

Exhibit
Number	Description of Document

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Globe Specialty Metals, Inc.
(Registrant)

By:	/s/ Jeff Bradley
Jeff Bradley
Chief Executive Officer

By:	/s/ Malcolm Appelbaum
Malcolm Appelbaum
Chief Financial Officer

November 16, 2009