Form 10-Q
period 2009-12-31
GLOBE SPECIALTY METALS INC
filed 2010-02-16
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of February 12, 2010, the registrant had 74,320,187 shares of common stock outstanding.

Globe Specialty Metals, Inc.

PART I

Item 1.	Financial Statements

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets
December 31, 2009 and June 30, 2009
(In thousands, except share and per share amounts)
(Unaudited)

	December 31,	June 30,
	2009	2009

ASSETS
Current assets:
Cash and cash equivalents	$252,231	61,876
Accounts receivable, net of allowance for doubtful accounts of $1,270 and $1,390 at December 31, 2009 and June 30, 2009, respectively	36,673	24,094
Inventories	54,508	67,394
Prepaid expenses and other current assets	12,123	24,675

Total current assets	355,535	178,039
Property, plant, and equipment, net of accumulated depreciation and amortization	188,803	217,507
Goodwill	51,836	51,828
Other intangible assets	477	1,231
Investments in unconsolidated affiliates	8,171	7,928
Deferred tax assets	49	1,598
Other assets	2,284	15,149

Total assets	$607,155	473,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,505	21,341
Current portion of long-term debt	9,641	16,561
Short-term debt	14,013	6,688
Accrued expenses and other current liabilities	58,974	46,725

Total current liabilities	119,133	91,315
Long-term liabilities:
Long-term debt	12,730	36,364
Deferred tax liabilities	14,549	18,890
Other long-term liabilities	14,782	15,359

Total liabilities	161,194	161,928

Commitments and contingencies (note 13)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares; issued, 74,320,187 and 66,944,254 shares at December 31, 2009 and June 30, 2009, respectively	7	7
Additional paid-in capital	384,404	303,364
Retained earnings	31,636	4,660
Accumulated other comprehensive loss	(3,676)	(3,644)
Treasury stock at cost, 1,000 shares at December 31, 2009 and June 30, 2009	(4)	(4)

Total Globe Specialty Metals, Inc. stockholders’ equity	412,367	304,383
Noncontrolling interest	33,594	6,969

Total stockholders’ equity	445,961	311,352

Total liabilities and stockholders’ equity	$607,155	473,280

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Operations
Three and six months ended December 31, 2009 and 2008
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net sales	$108,278	119,307	$213,736	268,464
Cost of goods sold	87,974	91,957	167,952	199,095
Selling, general, and administrative expenses	13,142	19,668	25,865	33,700
Research and development	77	283	115	876
Restructuring charges	(13)	—	(81)	—
Gain on sale of business	(23,368)	—	(22,907)	—
Goodwill and intangible asset impairment	—	69,560	—	69,560

Operating income (loss)	30,466	(62,161)	42,792	(34,767)
Other income (expense):
Interest income	65	150	201	553
Interest expense, net of capitalized interest	(1,101)	(2,118)	(2,419)	(4,169)
Foreign exchange gain (loss)	871	(2,117)	3,286	(3,426)
Other income	199	662	192	1,506

Income (loss) before provision for (benefit from) income taxes	30,500	(65,584)	44,052	(40,303)
Provision for (benefit from) income taxes	12,568	(2,328)	17,951	6,374

Net income (loss)	17,932	(63,256)	26,101	(46,677)
Losses attributable to noncontrolling interest, net of tax	602	1,735	875	2,121

Net income (loss) attributable to Globe Specialty Metals, Inc.	$18,534	(61,521)	$26,976	(44,556)

Weighted average shares outstanding:
Basic	74,314	63,455	72,710	63,296
Diluted	75,154	63,455	73,844	63,296
Earnings (loss) per common share:
Basic	$0.25	(0.97)	$0.37	(0.70)
Diluted	0.25	(0.97)	0.37	(0.70)

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity
Six months ended December 31, 2009
(In thousands)
(Unaudited)

	Globe Specialty Metals, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other	Treasury			Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock	Noncontrolling	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	at Cost	Interest	(Loss) Income	Equity

Balance at June 30, 2009	66,944	$7	303,364	4,660	(3,644)	(4)	6,969		311,352
Warrants exercised	257	—	1,287	—	—	—	—		1,287
UPOs exercised	1,519	—	210	—	—	—	—		210
Share-based compensation	—	—	3,231	—	—	—	—		3,231
Stock issuance	5,600	—	34,768	—	—	—	—		34,768
Sale of noncontrolling interest	—	—	41,544	—	—	—	27,499		69,043
Realized gain on available-for-sale securities	—	—	—	—	(10)	—	—		(10)
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(24)	—	1	(23)	(23)
Unrealized gain on available-for-sale securities (net of provision for income taxes of $1)	—	—	—	—	2	—	—	2	2
Net income (loss)	—	—	—	26,976	—	—	(875)	26,101	26,101

Total comprehensive income								26,080	26,080

Balance at December 31, 2009	74,320	$7	384,404	31,636	(3,676)	(4)	33,594	26,080	445,961

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows
Six months ended December 31, 2009 and 2008
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$26,101	(46,677)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,813	9,933
Share-based compensation	3,231	3,196
Gain on sale of business	(22,907)	—
Goodwill and intangible asset impairment	—	69,560
Deferred taxes	(74)	(4,548)
Changes in operating assets and liabilities:
Accounts receivable, net	(17,079)	13,061
Inventories	2,984	(12,147)
Prepaid expenses and other current assets	9,413	(2,882)
Accounts payable	21,616	(8,446)
Accrued expenses and other current liabilities	(17,283)	(1,047)
Other	2,946	4,180

Net cash provided by operating activities	18,761	24,183

Cash flows from investing activities:
Capital expenditures	(9,915)	(34,754)
Sale of business and noncontrolling interest, net of cash disposed of $16,555	158,445	—
Held-to-maturity treasury securities	—	2,987
Other investing activities	(4,685)	340

Net cash provided by (used in) investing activities	143,845	(31,427)

Cash flows from financing activities:
Proceeds from warrants exercised	1,287	833
Proceeds from UPOs exercised	210	—
Net payments of long-term debt	(16,558)	(4,704)
Net borrowings (payments) of short-term debt	7,324	(3,453)
Sale of common stock	36,456	—
Solsil, Inc. common share issuance	—	1,570
Change in restricted cash	—	(3,580)
Other financing activities	(937)	(2,080)

Net cash provided by (used in) financing activities	27,782	(11,414)

Effect of exchange rate changes on cash and cash equivalents	(33)	(15)

Net increase (decrease) in cash and cash equivalents	190,355	(18,673)
Cash and cash equivalents at beginning of period	61,876	73,994

Cash and cash equivalents at end of period	$252,231	55,321

Supplemental disclosures of cash flow information:
Cash paid for interest	1,719	4,285
Cash paid for income taxes, net of refunds totaling $2,729 and $0, respectively	3,604	8,029

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
December 31, 2009 and 2008
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

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) of the results for the interim periods presented and such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. There have been no material changes to the Company’s significant accounting policies during the six months ended December 31, 2009, except as discussed below under Recently Implemented Accounting Pronouncements.

b.	Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year presentation, including the reclassification of $1,815 and $3,256 from selling, general, and administrative expenses to cost of goods sold for the three and six months ended December 31, 2008, respectively, as, during the first quarter of fiscal year 2010, the Company reevaluated certain expenses and deemed these to be production costs. In addition, the Company reclassified $461 in transaction costs associated with the Dow Corning transactions (see note 3) incurred during the first quarter of fiscal year 2010 from selling, general, and administrative expenses to gain on sale of business.

c.	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and related notes. Significant estimates and assumptions in these condensed consolidated financial statements include the valuation of inventories; the carrying amount of property, plant, and equipment; goodwill and long-lived asset impairment tests; estimates of fair value of investments; provision for (benefit from) income taxes and deferred tax valuation allowances; valuation of derivative instruments; the determination of the discount rate and the rate of return on plan assets for pension expense; and the determination of the fair value of share-based compensation involving assumptions about forfeiture rates, stock volatility, discount rates, and expected time to exercise. During interim periods, provision for (benefit from) income taxes is recognized using an estimated annual effective tax rate. Due to the inherent uncertainty involved in making estimates, actual results could differ from these estimates.

d.	Revenue Recognition

Revenue is recognized in accordance with the U.S. Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104 (SAB 104) when a firm sales agreement is in place, delivery has occurred and title and risks of ownership have passed to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. Shipping and other transportation costs charged to buyers are recorded in both net sales and cost

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
December 31, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

of goods sold. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. When the Company provides a combination of products and services to customers, the arrangement is evaluated under Financial Accounting Standards Board (FASB) ASC Subtopic 605-25, Revenue Recognition — Multiple Element Arrangements (ASC 605.25). ASC 605.25 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. If the Company cannot objectively determine the fair value of any undelivered elements under an arrangement, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

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

In December 2007, the FASB issued ASC Subtopic 810-10, Consolidation — Consolidation of Entities Controlled by Contract (ASC 810.10) and ASC Subtopic 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815.40). The Company adopted ASC 810.10 and ASC 815.40 on July 1, 2009. The objective of these statements is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In accordance with ASC 810.10 and ASC 815.40, the Company has provided the enhanced disclosures required by ASC 810.10 and ASC 815.40 in the condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity for all periods presented. See note 14 (Stockholders’ Equity) for additional information.

In September 2006, the FASB issued ASC Subtopic 820-10, Fair Value Measurements and Disclosures (ASC 820). The Company partially adopted ASC 820 on July 1, 2008. This adoption did not have a material impact to the Company’s consolidated results of operations or financial condition. The Company fully adopted ASC 820 on July 1, 2009. ASC 820 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The statement does not require any new fair value measures. The Company carries its derivative agreements at fair value, determined using observable market based inputs. See note 17 (Fair Value Measures) for additional information.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
December 31, 2009 and 2008
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

f.	Accounting Pronouncements to be Implemented

In June 2009, the FASB issued an amendment to ASC Subtopic 860-10, Transfers and Servicing (ASC 860). The objective of this amendment is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This amendment improves financial reporting by eliminating (1) the exceptions for qualifying special-purpose entities from the consolidation guidance and (2) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. This amendment is effective for the Company on July 1, 2010. The Company is currently assessing the potential effect of the amendment of ASC 860 on its financial position and results of operations.

In June 2009, the FASB issued an amendment to ASC Subtopic 810-10, Consolidation — Variable Interest Entities (ASC 810). The objective of this amendment is to improve financial reporting by enterprises involved with variable interest entities by eliminating the quantitative-based risks and rewards calculation and requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling interest in a variable interest entity. In addition, the amendment requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity. This amendment is effective for the Company on July 1, 2010. The Company is currently assessing the potential effect of the amendment to ASC 810 on its financial position and results of operations.

In December 2008, the FASB issued an amendment to ASC Subtopic 715-10, Compensation — Retirement Benefits (ASC 715). This amendment provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The amendment requires employers of public entities to disclose more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. The disclosure requirements of the amendment to ASC 715 are effective for fiscal years ending after December 15, 2009. The Company does not believe the amendment to ASC 715 will have a significant impact on the Company’s financial position and results of operations.

In October 2009, the FASB issued an amendment to ASC Subtopic 820-10, Fair Value Measurements and Disclosures (ASC 820). This amendment requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The amendment also clarifies existing fair value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The disclosure requirements of the amendment to ASC 820, except for the detailed Level 3 roll forward disclosures, is effective for annual and interim reporting periods beginning after December 15, 2009. The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010. The Company is currently assessing the potential effect of the amendment to ASC 820 on its financial position and results of operations.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
December 31, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

(3)	Dow Corning Transactions

On November 5, 2009, the Company sold 100% of its interest in Globe Metais Indústria e Comércio S.A. (Globe Metais) pursuant to a purchase agreement entered into on that same date by and among the Company and Dow Corning Corporation (Dow Corning). The cash received by the Company in connection with the disposition was approximately $65,600, which represents a purchase price of $75,000 less withholding taxes and certain expenses. Dow Corning assumed Globe Metais’ cash balances totaling $16,555 and $14,000 of export prepayment financing. The final purchase price is subject to adjustment for changes in working capital as provided for in the purchase agreement.

The sale of the Company’s equity interest in Globe Metais was executed in connection with the sale of a 49% membership interest in WVA Manufacturing, LLC (WVA LLC), a newly formed entity by the Company, to Dow Corning, the execution of a long-term supply agreement, and an amendment to an existing supply agreement between Dow Corning and the Company to reduce the amount required to be sold in calendar year 2010 to 20,000 metric tons of silicon metal.

For accounting purposes, the Company has allocated $75,000 of the total purchase price received from Dow Corning to the sale of the equity of Globe Metais and $100,000 to the sale of membership interests in WVA LLC. The allocation of total purchase price to the separate transactions was based on the relative fair values of Globe Metais and the membership interests in WVA LLC.

ASC 815.40 requires an entity to consolidate all subsidiaries over which it has a controlling financial interest and considers changes in the ownership interest while the entity retains its controlling financial interest in the subsidiary as equity transactions, resulting in no gain or loss recognition in the statement of operations. As the Company retained a controlling financial interest in WVA LLC, no gain has been recognized in net income on the sale of the 49% membership interest. Rather, noncontrolling interest has been adjusted to reflect the change in our ownership interest in WVA LLC. The difference between the fair value of the consideration received, net of transaction costs of $1,548 and provision for income taxes of $28,827, and the amount by which noncontrolling interest increased has been recognized as an increase in additional paid-in capital.

(4)	Restructuring Charges

During the third quarter of fiscal year 2009, the Company implemented formal restructuring programs, including the temporary shutdown of certain furnace operations and furloughing or terminating employees. Cash payments associated with these restructuring programs are expected to be completed in fiscal year 2010. The restructuring programs include employee severance and benefits, as well as costs associated with lease termination obligations.

Activity during the six months ended December 31, 2009 related to the restructuring liability is as follows:

	Liability at			Liability at
	June 30,		Cash	December 31,
	2009	Adjustments(2)	Payments	2009

Severance and benefit-related costs(1)	$227	(81)	(137)	9

(1)	Includes severance payments made to employees, payroll taxes, and other benefit-related costs in connection with the terminations of employees.

(2)	Adjustments are for employees who were rehired by the Company in conjunction with the restarting of certain furnace operations during the six months ended December 31, 2009.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
December 31, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

Total restructuring expenses of $1,711 were incurred during fiscal year 2009. The remaining unpaid liability as of December 31, 2009 is included in accrued expenses and other current liabilities. No additional costs are expected to be incurred associated with these restructuring actions.

(5)	Treasury Securities

During March 2008, the Company purchased U.S. government treasury securities with a term to maturity of 125 days. The securities were redeemed for $2,987 during the first quarter of fiscal year 2009.

(6)	Inventories

Inventories comprise the following:

	December 31,	June 30,
	2009	2009

Finished goods	$16,224	23,867
Work in process	2,614	3,462
Raw materials	29,011	31,323
Parts and supplies	6,659	8,742

Total	$54,508	67,394

At December 31, 2009, $46,100 in inventory is valued using the first-in, first-out method and $8,408 using the average cost method. At June 30, 2009, $46,712 in inventory is valued using the first-in, first-out method and $20,682 using the average cost method.

During the three and six months ended December 31, 2008, the Company recorded inventory write-downs totaling $3,461 due to expected lower net realizable values for certain Solsil, Inc. (Solsil) and Ningxia Yonvey Coal Industrial Co., Ltd (Yonvey) inventories. These write-downs have been recorded in cost of goods sold. There were no significant inventory write-downs during the three and six months ended December 31, 2009.

(7)	Property, Plant, and Equipment

Property, plant, and equipment, net of accumulated depreciation and amortization, comprise the following:

	December 31,	June 30,
	2009	2009

Land, land improvements, and land use rights	$4,989	13,835
Building and improvements	30,003	24,176
Machinery and equipment	65,920	56,912
Furnaces	103,384	99,429
Other	2,484	15,728
Construction in progress	26,194	47,257

Property, plant, and equipment, gross	232,974	257,337
Less accumulated depreciation and amortization	(44,171)	(39,830)

Property, plant, and equipment, net of accumulated depreciation and amortization	$188,803	217,507

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
December 31, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

Depreciation expense for the three and six months ended December 31, 2009 was $4,855 and $9,503, of which $4,762 and $9,283 is recorded in cost of goods sold and $93 and $220 is recorded in selling, general, and administrative expenses, respectively. Depreciation expense for the three and six months ended December 31, 2008 was $4,321 and $8,594, of which $4,226 and $8,385 is recorded in cost of goods sold and $95 and $209 is recorded in selling, general, and administrative expenses, respectively.

Capitalized interest for the three and six months ended December 31, 2009 was $70 and $298, respectively. Capitalized interest for the three and six months ended December 31, 2008 was $334 and $514, respectively.

(8)	Goodwill and Other Intangibles

Goodwill and other intangibles presented below have been allocated to the Company’s operating segments.

a.	Goodwill

Changes in the carrying amount of goodwill during the six months ended December 31, 2009 are as follows:

Balance at June 30, 2009	$51,828
Foreign exchange rate changes	8

Balance at December 31, 2009	$51,836

b.	Other Intangible Assets

Changes in the carrying amounts of definite lived intangible assets during the six months ended December 31, 2009 are as follows:

	Electricity
	Contracts	Other

Cost:
Balance at June 30, 2009	$7,905	323
Sale of Globe Metais (see note 3)	(5,073)	(78)

Balance at December 31, 2009	$2,832	245

Accumulated amortization:
Balance at June 30, 2009	$7,151	323
Sale of Globe Metais (see note 3)	(4,629)	(78)
Amortization expense	310	—

Balance at December 31, 2009	2,832	245

Net balance at December 31, 2009	$—	—

There were no changes in the value of the Company’s indefinite lived intangible assets during the six months ended December 31, 2009. The trade name balance at both December 31, 2009 and June 30, 2009 is $477.

Amortization expense of purchased intangible assets for the three and six months ended December 31, 2009 was $46 and $310, respectively, which is recorded in cost of goods sold. Amortization expense of purchased intangible assets for the three and six months ended December 31, 2008 was $669 and $1,339, respectively, which is recorded in cost of goods sold.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
December 31, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

c.	Goodwill and Intangible Asset Impairment

During the second quarter of fiscal year 2009, the Company experienced a decrease in profitability, and a significant decline in demand for high purity solar-grade silicon. Consistent with the guidance in ASC Subtopic 350, Intangibles — Goodwill and Other, the Company performed an interim impairment test of goodwill and indefinite-lived intangible assets at the end of the second quarter of fiscal year 2009. In performing this test, the Company made a substantial downward revision in the forecasted cash flows from its Solsil reporting unit as a result of a decrease in the market price for solar-grade silicon and weakness in demand for solar products. The Company recorded a preliminary estimate of impairment charges totaling $65,196, comprised of $57,512 of goodwill and $12,048 of unpatented technology offset by the related deferred taxes totaling $4,364. These impairment charges were entirely associated with the Company’s Solsil business unit. The impairment charges were finalized in the third quarter of fiscal year 2009, in conjunction with the Company’s annual impairment assessment, resulting in an additional $144 goodwill impairment charge.

(9)	Debt

a.	Short-Term Debt

Short-term debt comprises the following:

		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line

December 31, 2009:
Type debt:
Revolving credit	$—	—%	$18,070
Export financing	—	—	6,400
Other	14,013	4.49	191

Total	$14,013		$24,661

June 30, 2009:
Type debt:
Revolving credit	$—	—%	$34,560
Export financing	—	—	7,400
Other	6,688	6.69	—

Total	$6,688		$41,960

Revolving Credit Agreements — A summary of the Company’s revolving credit agreements at December 31, 2009 is as follows:

	Outstanding	Unused	Total
	Balance	Commitment	Commitment

Senior credit facility	$—	18,070	28,000

As part of the Dow Corning transactions discussed in note 3, the Company agreed to modify the terms of its senior credit facility, which included a reduction of revolving credit from $35,000 to $28,000 in exchange for the release of the assets of West Virginia Alloys as a security for the senior credit facility. This revolving credit agreement expires in September 2013. Interest on advances under the revolving credit facility accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. The

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
December 31, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

amount available under the revolving credit facility is subject to a borrowing base calculation. The total commitment on the revolving credit facility includes $10,000 for letters of credit associated with foreign supplier contracts. At December 31, 2009, there was no outstanding balance on this revolver. The total commitment on this credit facility includes $8,120 outstanding letters of credit associated with foreign supplier contracts and $1,810 outstanding letters of credit associated with a power supply contract. The revolving credit facility is secured by substantially all of the assets of Globe Metallurgical, Inc. (GMI), and is subject to certain restrictive and financial covenants, which include limits on additional debt, restrictions on capital expenditures, restrictions on dividend and other equity distributions, a maximum ratio of debt to earnings before interest, taxes, depreciation, and amortization, and minimum net worth and interest coverage requirements. The commitment under the revolving credit facility may be withdrawn if the Company defaults under the terms of these covenants or fails to remit payments when due. The Company was in compliance with the loan covenants at December 31, 2009.

Export Financing Agreements — The Company’s Argentine subsidiary maintains various short-term export financing agreements. Generally, these arrangements are for periods ranging between seven and eleven months, and require the Company to pledge as collateral certain export accounts receivable. There is no export financing debt outstanding at December 31, 2009.

Other — The Company’s subsidiary, Yonvey, has $7,324 in outstanding promissory notes, which mature through August 2010. The notes accrue interest at rates ranging from 5.3% to 8.5%. The promissory notes are secured by certain Yonvey assets. In addition, the balance includes $5,880 in short-term notes payable to Dow Corning related to working capital loans given to WVA LLC, which accrue interest at 3.0%.

b.	Long-Term Debt

Long-term debt comprises the following:

	December 31,	June 30,
	2009	2009

Senior term loan	$21,127	33,684
Export prepayment financing	—	17,000
Other	1,244	2,241

Total	22,371	52,925
Less current portion of long-term debt	(9,641)	(16,561)

Long-term debt, net of current portion	$12,730	36,364

Senior Term Loan — The Company’s subsidiary, GMI, entered into a five-year senior term loan in an aggregate principal amount of $40,000 during September 2008. Interest on the senior term loan accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. Principal payments are due in quarterly installments of $2,105, commencing on December 31, 2008, and the unpaid principal balance is due in full in September 2013, subject to certain mandatory prepayments. A mandatory prepayment of $2,347 was made during the second quarter of fiscal year 2010 based on excess cash flow, as defined in the loan agreement, generated during fiscal year 2009. As part of the Dow Corning transactions discussed in note 3, the Company made a $6,000 prepayment of the senior term loan, applied to the scheduled installments of principal in inverse order of maturity, in exchange for the release of the assets of West Virginia Alloys as security for the senior term loan. The interest rate on this loan was 2.48%, equal to LIBOR plus 2.25%, at December 31, 2009. The senior term loan is secured by substantially all of the assets of GMI and is subject to certain restrictive and financial covenants, which include limits on additional debt, restrictions on capital expenditures, restrictions on dividend and other equity distributions, a maximum ratio of debt to earnings before interest, taxes, depreciation, and

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
December 31, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

amortization, and minimum net worth and interest coverage requirements. The Company was in compliance with these loan covenants at December 31, 2009.

Export Prepayment Financing — The export prepayment financing was related to Globe Metais, which was sold in November 2009 as discussed in note 3.

See note 10 (Derivative Instruments) for discussion of derivative financial instruments entered into to reduce the Company’s exposure to interest rate fluctuations on outstanding long-term debt.

c.	Fair Value of Debt

The recorded carrying values of our debt balances approximate fair value given our debt is at variable rates tied to market indicators or is short-term in nature.

(10)	Derivative Instruments

The Company enters into derivative instruments to hedge certain interest rate risks and previously entered into derivative instruments to hedge certain foreign currency risks. The Company does not engage in interest rate, currency, or commodity speculation, and no derivatives are held for trading purposes. All derivatives are accounted for using mark-to-market accounting. The Company believes it is not practical to designate its derivative instruments as hedging instruments as defined under ASC Subtopic 815-10, Derivatives and Hedging (ASC 815). Accordingly, the Company adjusts its derivative financial instruments to current market value through the condensed consolidated statements of operations based on the fair value of the agreement as of period-end. Although not designated as hedged items as defined under ASC 815, these derivative instruments serve to significantly offset the Company’s interest rate risks and served to significantly offset foreign exchange risks associated with Globe Metais prior to its sale discussed in note 3. Gains or losses from these transactions offset gains or losses on the assets, liabilities, or transactions being hedged. No credit loss is anticipated as the counterparties to these agreements are major financial institutions that are highly rated.

Interest Rate Risk:

The Company is exposed to market risk from changes in interest rates on certain of its long-term debt obligations.

In connection with GMI’s revolving credit facility and senior term loan (note 9), the Company entered into an interest rate cap arrangement and three interest rate swap agreements to reduce our exposure to interest rate fluctuations.

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
December 31, 2009 and 2008
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

The remaining notional amount of debt swapped under these three interest rate swaps totals $29,474 at December 31, 2009. Based on total prepayments of $8,347 made on GMI’s senior term loan in the second quarter of fiscal year 2010 (see note 9), the total remaining balance outstanding on GMI’s senior term loan is only $21,127 at December 31, 2009.

In connection with the Company’s export prepayment financing arrangement (note 9), the Company entered into an interest rate swap agreement involving the exchange of interest obligations relating to a $14,000 notional amount of debt, with the notional amount decreasing by $3,000 on a semiannual basis through August 2011, and a final $2,000 notional amount swapped for the six-month period ended January 2012. Under the interest rate swap, the Company received LIBOR in exchange for a fixed interest rate of 2.66% over the life of the agreement. This agreement, as well as the related export prepayment financing arrangement, was transferred with the sale of Globe Metais discussed in note 3.

Foreign Currency Risk:

The Company is exposed to market risk arising from changes in currency exchange rates as a result of its operations outside the United States, principally in Argentina and China. A portion of the Company’s net sales generated from its non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of the Company’s operating costs for its non-U.S. operations are denominated in local currencies, principally the Argentine peso and the Chinese renminbi. Consequently, the translated U.S. dollar value of the Company’s non-U.S. dollar net sales, and related accounts receivable balances, and our operating costs are subject to currency exchange rate fluctuations. Derivative instruments are not used extensively to manage this risk. The Company utilized derivative financial instruments to manage a portion of its net foreign currency exposure to the Brazilian real. All of these contracts were settled prior to the sale of Globe Metais discussed in note 3.

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

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
December 31, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

The effect of the Company’s derivative instruments on the condensed consolidated statements of operations is summarized in the following table:

	(Loss) Gain Recognized		(Loss) Gain Recognized
	During the Three Months		During the Six Months
	Ended December 31,		Ended December 31,		Location
	2009	2008	2009	2008	of (Loss) Gain

Interest rate derivatives	$(267)	(546)	(745)	(827)	Interest expense
Foreign exchange forward contracts	33	(161)	849	(161)	Foreign exchange gain (loss)

The fair values of the Company’s derivative instruments at December 31, 2009 are summarized in note 17 (Fair Value Measures). The $267 liability associated with the Company’s interest rate derivatives is included in other long-term liabilities.

(11)	Pension Plans

The components of net periodic pension expense for the Company’s defined benefit pension plans are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Interest cost	$301	309	604	612
Expected return on plan assets	(245)	(299)	(493)	(618)
Amortization of net loss	135	58	286	114

Net periodic pension expense	$191	68	397	108

The Company expects to contribute approximately $756 to the plans for the fiscal year ended June 30, 2010, of which $299 has been contributed through December 31, 2009.

(12)	Income Taxes

The following table summarizes our provision for (benefit from) income taxes and effective tax rates for the three and six months ended December 31, 2009 and 2008:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Income (loss) before provision for (benefit from) income taxes	$30,500	(65,584)	44,052	(40,303)
Provision for (benefit from) income taxes	12,568	(2,328)	17,951	6,374
Effective tax rate	41.2%	3.5%	40.7%	(15.8)%

The provision for (benefit from) income taxes is based on the current estimate of the annual effective tax rate, adjusted as necessary for quarterly events. In accordance with ASC Topic 740, Income Taxes, the Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries. The effective tax rates for the three and six months ended December 31, 2009 and 2008 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the respective periods.

The Company’s effective tax rate for the three months ended December 31, 2009 was 41.2% compared to a benefit of 3.5% for the three months ended December 31, 2008. The Company’s effective tax rate for the six months

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
December 31, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

ended December 31, 2009 was 40.7% compared to (15.8)% for the six months ended December 31, 2008. These rates differ from the Company’s statutory rate of 35% mainly as a result of increases to the effective tax rate from U.S. state tax expense, the exclusion of the impact of net losses from our Chinese operations, the tax benefit of which is not considered more likely than not to be realized due to a history of operating losses. In addition, the Company paid income taxes totaling $9,395 during the second quarter of fiscal year 2010 in connection with the gain on the sale of Globe Metais discussed in note 3. These increases are offset by the benefit from a tax holiday in Argentina, which is forecasted to be lower in fiscal year 2010 compared with fiscal year 2009, and the benefit from a tax holiday in Brazil for the period that we owned Globe Metais. Our effective tax rate for the three and six months ended December 31, 2008 differs from the Company’s statutory rate primarily as a result of the Solsil goodwill impairment charge of $57,512 recorded in the second quarter of fiscal year 2009, which was not deductible for tax purposes.

During the second quarter of fiscal 2009, the Company recorded a provision for income taxes of $28,827 as reduction of additional paid-in capital in connection with the sale of the noncontrolling interest in WVA LLC discussed in note 3.

The Company currently operates under a tax holiday in Argentina and operated under a tax holiday in Brazil prior to the sale of Globe Metais. In Argentina, the Company’s manufacturing income is taxed at a preferential rate, which varies based on production levels from the Company’s Argentine facilities, compared to a statutory rate of 35%. The tax holiday in Argentina expires in 2012. In Brazil, the Company operated under a tax holiday, which resulted in a preferential tax rate of 15.25% of the Company’s manufacturing income as compared to a statutory rate of 34%. The anticipated effects of these tax holidays are incorporated into the Company’s annualized effective tax rate as noted above. For the three and six months ended December 31, 2009, the foreign tax holidays in Argentina and Brazil provided a benefit of $5 and $457, respectively to net income. For the three and six months ended December 31, 2008, the foreign tax holidays in Argentina and Brazil provided a benefit of $340 and $1,171, respectively to net loss.

The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods, and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. During the six months ended December 31, 2009, the Company’s net valuation allowances increased due to the establishment of additional valuation allowances against net operating losses (NOLs) in China that may not be utilized and changes related to foreign exchange fluctuations associated with our foreign NOLs, and decreased due to the sale of Globe Metais.

(13)	Commitments and Contingencies

a.	Legal Contingencies

The Company is subject to various lawsuits, claims, and proceedings that arise in the normal course of business, including employment, commercial, environmental, safety, and health matters, as well as claims associated with our historical acquisitions and divestitures. Although it is not presently possible to determine the outcome of these matters, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

b.	Environmental Contingencies

It is the Company’s policy to accrue for costs associated with environmental assessments, remedial efforts, or other environmental liabilities when it becomes probable that a liability has been incurred and the costs can be

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
December 31, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

reasonably estimated. When a liability for environmental remediation is recorded, such amounts will be recorded without giving effect to any possible future recoveries. At December 31, 2009, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

c.	Employee Contracts

As of December 31, 2009, there are 39 employees that are covered by a union agreement in the United States expiring within one year.

d.	Power Commitments

On May 20, 2008, Empire State Development and New York Power Authority announced that hydropower from the Niagara Power Project would be supplied to the Company, which enabled it to reopen and expand its previously idle manufacturing facility in Niagara Falls, New York. On January 30, 2009, the Company entered into a commodity purchase agreement with New York Power Authority and Niagara Mohawk Power Corporation where the Company is supplied up to a maximum of 40,000 kW of hydropower from the Niagara Power Project to operate its Niagara Falls facility. The hydropower is supplied at preferential power rates plus market-based delivery charges for a period of up to 5 years. Under the terms of the contract, the Company has committed to a $60,000 capital expansion program and specified employment levels, which, if not met, could reduce the Company’s power allocation from the Niagara Power Project. As of December 31, 2009, the Company has spent approximately $28,000 related to the capital expansion of our Niagara Falls facility.

e.	Joint Development Supply Agreement

On April 24, 2008, the Company’s subsidiaries, Solsil and GMI, entered into a joint development supply agreement with BP Solar International Inc. (BP Solar) for the sale of solar grade silicon. BP Solar and Solsil will also deploy certain existing BP Solar technology at Solsil’s facility and the two entities will jointly develop new technology to enhance Solsil’s proprietary upgraded solar silicon metallurgical process. Solsil and BP Solar will both contribute towards the cost of the technology development. As part of this agreement, BP Solar paid Solsil $10,000 as an advance for research and development services and facilities construction. This amount would be refundable to BP Solar if the Company cancels, terminates, or fails to perform under certain terms of the agreement, including lack of performance of research and development services or facilities construction. Revenue associated with facilities construction will be deferred until specified contract milestones have been achieved, less any penalties resulting from construction delays. Revenue associated with research and development services will be deferred until these services are successful in reducing manufacturing costs and then recognized ratably as product is delivered to BP Solar. If research and development services are performed, but are unsuccessful, revenue will be deferred until contract expiration and then recognized. No revenue associated with this agreement has been recognized in earnings as of December 31, 2009 in accordance with ASC 605.25.

f.	Deferred Revenue

In January 2009, the Company entered into a warehousing arrangement with a customer whereby we agreed to deliver and store uncrushed silicon metal based on the customer’s purchase instructions. The customer is required to pay for delivered material within 30 days from the date the material is placed in our warehouse. Further, the customer is required to pay a monthly storage fee based on the quantity stored. As the transactions do not meet the revenue recognition criteria contained in SAB 104 given the Company has remaining, specific performance obligations such that the earnings process is not complete, no revenue will be recognized for silicon metal stored under this warehousing arrangement. Revenue is recognized when the remaining, specific performance obligations

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
December 31, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

have been performed and delivery has occurred. As of December 31, 2009, all material previously stored under the warehousing arrangement was delivered to the customer and all remaining performance obligations were met. Accordingly, no liability is recorded for deferred revenue under this agreement at December 31, 2009.

(14)	Stockholders’ Equity

a.	Common Stock

In August 2009, the Company closed on an initial public offering on the NASDAQ Global Select Market of 16,100,000 shares of its common stock at $7.00 per share. Of the shares offered, 5,600,000 new shares were offered by the Company and 10,500,000 existing shares were offered by selling stockholders (which included 2,100,000 shares sold by the selling stockholders pursuant to the exercise of the underwriters’ over-allotment option). Total proceeds of the offering were $112,700, of which the selling stockholders received $68,355, net of underwriting discounts and commissions totaling $5,145, and the Company received $36,456, net of underwriting discounts and commissions totaling $2,744. In addition, the Company also recognized offering costs of $1,688.

b.	Warrants

In connection with the Company’s initial public offering on the AIM market of the London Stock Exchange on October 3, 2005, the Company sold 33,500,000 units, consisting of one share of the Company’s common stock and two redeemable common stock purchase warrants. Also in connection with this initial public offering, the Company issued an option to purchase 1,675,000 units (individually, UPO) at an exercise price of $7.50 per UPO. Each UPO consists of one share of the Company’s common stock and two redeemable common stock purchase warrants. All of the Company’s warrants had an exercise price of $5.00 per common share and were scheduled to expire on October 3, 2009.

Prior to the expiration date, the Company received exercise notifications from the holders of substantially all of the outstanding warrants and UPOs. The holders of the UPOs exercising their UPOs also immediately exercised the warrants issuable upon the exercise of their UPOs. As a result of all of these exercises, the Company issued 1,775,933 shares of common stock to the former holders of the warrants and UPOs, and no warrants or UPOs remain outstanding at December 31, 2009. The Company received $1,497 in cash with respect to these exercises, and the remainder of the shares were issued on a net, cashless basis. The sales and issuances of shares pursuant to the warrant and UPO exercises were deemed to be exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) pertaining to private offers and sales or Regulation S pertaining to foreign offers and sales.

c.	Noncontrolling Interest

On November 28, 2008, the Company entered into a subscription agreement for capital increase associated with its ownership interest in Yonvey. Under the terms of this agreement, the Company agreed to contribute an additional $10,236 in specified installments in exchange for an additional 12% interest in Yonvey. The Company has remitted the entire balance of the capital increase. The subscription agreement provides a call option such that within a period of three years from the agreement’s effective date, the minority shareholder may repurchase up to a maximum 12% ownership interest in Yonvey at a price equal to the relevant percentage of the additional $10,236 registered capital plus a premium calculated using a specified interest rate. In connection with our adoption of ASC 810.10 and ASC 815.40, as Yonvey is a substantive entity, the subscription agreement does not have any contingent exercise provisions, and the settlement amount is tied to the fair value of the Yonvey equity, the call option is considered an equity instrument. As such, the Company reclassified the fair value of the call option liability at June 30, 2009 of $1,072 from other long-term liabilities to noncontrolling interest in stockholders’ equity.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
December 31, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

As discussed in note 3, the Company recorded an increase in noncontrolling interest of $27,499 in association with the sale of a 49% membership interest in WVA LLC on November 5, 2009.

(15)	Earnings (Loss) Per Share

Basic earnings (loss) per common share are calculated based on the weighted average number of common shares outstanding during the three and six months ended December 31, 2009 and 2008, respectively. Diluted earnings (loss) per common share assumes the exercise of stock options, the conversion of warrants, and the exercise of UPOs, provided in each case the effect is dilutive.

The reconciliation of the amounts used to compute basic and diluted earnings (loss) per common share for the three and six months ended December 31, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Basic earnings (loss) per share computation
Numerator:
Net income (loss) attributable to Globe Specialty Metals, Inc.	$18,534	(61,521)	26,976	(44,556)

Denominator:
Weighted average basic shares outstanding	74,313,832	63,454,560	72,709,826	63,295,966

Basic earnings (loss) per common share	$0.25	(0.97)	0.37	(0.70)

Diluted earnings (loss) per share computation
Numerator:
Net income (loss) attributable to Globe Specialty Metals, Inc.	$18,534	(61,521)	26,976	(44,556)

Denominator:
Weighted average basic shares outstanding	74,313,832	63,454,560	72,709,826	63,295,966
Effect of dilutive securities	840,373	—	1,134,137	—

Weighted average diluted shares outstanding	75,154,205	63,454,560	73,843,963	63,295,966

Diluted earnings (loss) per common share	$0.25	(0.97)	0.37	(0.70)

The following potential common shares were excluded from the calculation of diluted earnings (loss) per common share because their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Stock options	877,001	1,873,000	877,001	1,873,000
Warrants	—	19,365,747	—	19,365,747
UPOs	—	1,325,414	—	1,325,414

Total	877,001	22,564,161	877,001	22,564,161

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
December 31, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

(16)	Share-Based Compensation

The Company’s share-based compensation program consists of the Globe Specialty Metals, Inc. 2006 Employee, Director and Consultant Stock Plan (the Stock Plan), which was approved by the Company’s stockholders on November 10, 2006. The Stock Plan provides for the issuance of a maximum of 5,000,000 shares of common stock for the granting of incentive stock options, nonqualified options, stock grants, and share-based awards. Any remaining shares available for grant, but not yet granted, will be carried over and used in the following fiscal years. During the six months ended December 31, 2009, share-based compensation awards were limited to the issuance of nonqualified stock options.

At December 31, 2009, there were 685,000 shares available for grant. 3,505,000 outstanding incentive stock options vest and become exercisable in equal one-quarter increments every six months from the date of grant or date of modification. 810,000 option grants vest and become exercisable in equal one-third increments on the first, second, and third anniversaries of the date of grant. All option grants have maximum contractual terms ranging from 5 to 10 years.

A summary of the changes in options outstanding under the Stock Plan during the six months ended December 31, 2009 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term in Years	Value

Outstanding as of June 30, 2009	4,315,000	$5.12	4.83	$5,095
Granted	10,000	8.40
Exercised	—	—
Forfeited and expired	(10,000)	4.00

Outstanding as of December 31, 2009	4,315,000	$5.13	4.33	$20,093

Exercisable as of December 31, 2009	1,606,249	$5.93	4.13	$6,022

During the six months ended December 31, 2009, 1,076,250 options vested, resulting in total vested options of 1,606,249. There are 2,708,751 nonvested options outstanding with a grant date fair value, as modified, of $1.63. The weighted average per share fair value of stock option grants at December 31, 2009 is $4.13.

For the three and six months ended December 31, 2009, share-based compensation expense was $1,476 ($797 after tax) and $3,231 ($1,743 after tax), respectively. For the three and six months ended December 31, 2008, share-based compensation expense was $791 ($430 after tax) and $3,196 ($1,725 after tax), respectively. The expense is reported within selling, general, and administrative expenses.

As of December 31, 2009, the Company has unearned compensation expense of $6,496, before income taxes, related to nonvested stock option awards. The unrecognized compensation expense is expected to be recognized over the following periods ending on June 30:

	2010	2011	2012	2013	2014

Share-based compensation (pretax)	$2,383	4,034	77	2	—

It is the Company’s policy to issue new shares to satisfy the requirements of its share-based compensation plan. The Company does not expect to repurchase shares in the future to support its share-based compensation plan.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
December 31, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

(17)	Fair Value Measures

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

The Company does not have any assets that are required to be remeasured at fair value at December 31, 2009. The following table summarizes liabilities measured at fair value on a recurring basis at December 31, 2009:

	Total	Level 1	Level 2	Level 3

Interest rate derivatives	$267	—	267	—

Derivative liabilities relate to the interest rate cap and interest rate swap agreements summarized in note 10 (Derivative Instruments). Fair values are determined by independent brokers using quantitative models based on readily observable market data. See note 9 (Debt) for information regarding the fair value of our outstanding debt.

In connection with our adoption of ASC 810.10 and ASC 815.40, the Yonvey call option, previously included as a Level 3 liability, was reclassified to noncontrolling interest in stockholders’ equity. See note 14 (Stockholders’ Equity) for additional information.

(18)	Related Party Transactions

From time to time, the Company enters into transactions in the normal course of business with related parties. Management believes that such transactions are at arm’s length and for terms that would have been obtained from unaffiliated third parties.

A current and a former member of the board of directors are affiliated with Marco International and Marco Realty. During the three and six months ended December 31, 2009 and 2008, the Company:

•	Paid Marco Realty $51 and $59 during the three months ended December 31, 2009 and 2008, respectively, and $98 and $142 during the six months ended December 31, 2009 and 2008, respectively, to rent office space for its corporate headquarters in New York City, New York.

•	Entered into agreements with Marco International to purchase carbon electrodes. Marco International billed $1,361 and $0 during the three months ended December 31, 2009 and 2008, respectively, and $3,023 and $0 during the six months ended December 31, 2009 and 2008, respectively, under these agreements.

•	Entered into an agreement to sell ferrosilicon to Marco International. Net sales were $81 and $176 during the three months ended December 31, 2009 and 2008, respectively, and $266 and $176 during the six months ended December 31, 2009 and 2008, respectively, under this agreement.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
December 31, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

•	Entered into agreements to purchase sodium carbonate from Marco International. During the three months ended December 31, 2009 and 2008 purchases totaled $0 and $86, respectively. During the six months ended December 31, 2009 and 2008 purchases totaled $0 and $86, respectively.

The Company is affiliated with Norchem, Inc. (Norchem) through its 50.0% equity interest. During the three months ended December 31, 2009 and 2008, the Company sold Norchem product valued at $633 and $972, respectively. During the six months ended December 31, 2009 and 2008, the Company sold Norchem product valued at $1,266 and $2,115, respectively. At December 31, 2009, receivables from Norchem totaled $278.

Certain entities of the D.E. Shaw group are stockholders of the Company. The Company had outstanding financing arrangements totaling $17,000 with certain entities of the D.E. Shaw group at June 30, 2008. The notes were paid in full in September 2008. Interest expense on these financing arrangements totaled $389 during the three and six months ended December 31, 2008.

Prior to our Yonvey business combination, Yonvey’s predecessor had entered into a lending agreement with the remaining minority stockholder. At December 31, 2009, $845 remained payable to Yonvey from this related party.

(19)	Operating Segments

Operating segments are based upon the Company’s management reporting structure and include the following six reportable segments:

•	GMI — a manufacturer of silicon metal and silicon-based alloys located in the United States.

•	Globe Metais — a distributor of silicon metal manufactured in Brazil. This segment includes the historical Brazilian manufacturing operations, comprised of a manufacturing plant in Breu Branco, mining operations, and forest reserves, which were sold on November 5, 2009.

•	Globe Metales — a manufacturer of silicon-based alloys located in Argentina.

•	Solsil — a manufacturer of upgraded metallurgical grade silicon metal located in the United States.

•	Corporate — general corporate expenses, investments, and related investment income.

•	Other — segments that do not fit into the above reportable segments and are immaterial for purposes of separate disclosure. The operating segments include Yonvey’s electrode production operations and certain other distribution operations for the sale of silicon metal and silicon-based alloys.

Each of our reportable segments distributes its products in both its country of domicile as well as to other international customers. The following presents the Company’s consolidated net sales by product line:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Silicon metal	$74,184	72,816	143,586	157,876
Silicon-based alloys	30,340	39,658	59,906	92,597
Other, primarily by-products	3,754	6,833	10,244	17,991

Total	$108,278	119,307	213,736	268,464

a.	Segment Data

The Company began to allocate certain general corporate expenses in fiscal year 2009. Segment results for the three and six months ended December 31, 2008 have been updated to conform to this reporting convention.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
December 31, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

Summarized financial information for our reportable segments as of, and for the three and six months ended December 31, 2009 and 2008, is shown in the following tables:

	Three Months Ended			Three Months Ended
	December 31,			December 31,
	2009			2008
			Income (Loss)			Income (Loss)
		Operating	Before Income		Operating	Before Income
	Net Sales	Income (Loss)	Taxes	Net Sales	Income (Loss)	Taxes

GMI	$76,514	9,062	8,792	78,925	15,522	14,760
Globe Metais	19,389	1,917	2,882	27,167	5,277	2,377
Globe Metales	12,495	2,736	2,298	12,542	3,686	3,346
Solsil	(25)	(637)	(667)	587	(73,831)	(73,716)
Corporate	—	18,873	18,832	—	(9,872)	(9,356)
Other	2,573	(1,404)	(1,556)	5,220	(3,077)	(3,129)
Eliminations	(2,668)	(81)	(81)	(5,134)	134	134

	$108,278	30,466	30,500	119,307	(62,161)	(65,584)

	Six Months Ended				Six Months Ended
	December 31,				December 31,
	2009				2008
			Income (Loss)				Income (Loss)
		Operating	Before Income			Operating	Before Income
	Net Sales	Income (Loss)	Taxes	Total Assets	Net Sales	Income (Loss)	Taxes

GMI	$147,375	21,927	21,097	248,020	174,895	39,122	37,846
Globe Metais	40,980	3,949	7,281	15,610	58,466	11,469	6,474
Globe Metales	23,523	6,234	5,504	68,596	32,638	11,221	10,826
Solsil	20	(891)	(921)	26,087	2,005	(77,729)	(77,569)
Corporate	—	13,870	13,473	447,084	—	(14,350)	(13,053)
Other	5,623	(2,651)	(2,736)	42,871	11,398	(3,102)	(3,429)
Eliminations	(3,785)	354	354	(241,113)	(10,938)	(1,398)	(1,398)

	$213,736	42,792	44,052	607,155	268,464	(34,767)	(40,303)

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
December 31, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

b.	Geographic Data

Net sales are attributed to geographic regions based upon the location of the selling unit. Net sales by geographic region for the three and six months ended December 31, 2009 and 2008 consist of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

United States	$92,020	93,865	175,403	204,038
Argentina	10,087	10,199	20,210	27,120
Brazil	3,706	12,486	12,820	30,667
China	16	1,254	424	3,009
Poland	2,449	1,503	4,879	3,630

Total	$108,278	119,307	213,736	268,464

Long-lived assets by geographical region at December 31, 2009 and June 30, 2009 consist of the following:

	December 31,	June 30,
	2009	2009

United States	$180,484	180,392
Argentina	31,821	32,515
Brazil	—	29,760
China	27,992	27,060
Poland	819	839

Total	$241,116	270,566

Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation and amortization, and goodwill and other intangible assets.

c.	Major Customer Data

The following is a summary of the Company’s major customers and their respective percentages of consolidated net sales for the three and six months ended December 31, 2009 and 2008:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Dow Corning	28%	14%	26%	14%
Wacker Chemie AG	14	11	13	9
All other customers	58	75	61	77

	100%	100%	100%	100%

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements — (Continued)
December 31, 2009 and 2008
(Dollars in thousands, except per share data)
(UNAUDITED)

The Company currently has one contract with Dow Corning. The agreement is a four year arrangement in which Dow Corning was to purchase 30,000 metric tons of silicon metal per calendar year through December 31, 2010. This contract was amended in November 2008 to provide for the sale of an additional 17,000 metric tons of silicon metal to be purchased in calendar year 2009. The contract was further amended in connection with the Dow Corning transactions discussed in note 3 to reduce the amount required to be sold in calendar year 2010 to 20,000 metric tons of silicon metal. Under a prior arrangement, effective December 1, 2007 through January 31, 2009, the Company supplied Dow Corning 13,000 metrics tons of silicon metal.

(20)	Subsequent Events

We evaluated subsequent events through February 16, 2010, the date the financial statements were issued, and determined there have been no events that have occurred that would require adjustments to our condensed consolidated financial statements.

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

Introduction

Globe Specialty Metals, together with its subsidiaries (collectively, “we,” “our,” “GSM” or the “Company”) is one of the leading manufacturers of silicon metal and silicon-based alloys. As of December 31, 2009, we owned and operated seven manufacturing facilities, principally in three primary operating segments: GMI, our U.S. operations; Globe Metais, our Brazilian operations, the manufacturing component of which was sold on November 5, 2009; and, Globe Metales, our Argentine operations.

Business Segments

We operate in six reportable segments:

•	GMI — a manufacturer of silicon metal and silicon-based alloys located in the United States with plants in Beverly, Ohio, Alloy, West Virginia, Niagara Falls, New York and Selma, Alabama and a quartzite mine in Billingsley, Alabama;

•	Globe Metais — a distributor of silicon metal manufactured in Brazil. This segment includes the historical Brazilian manufacturing operations, comprised of a manufacturing plant in Breu Branco, mining operations and forest reserves which were sold on November 5, 2009;

•	Globe Metales — a manufacturer of silicon-based alloys located in Argentina with a silicon-based alloys plant in Mendoza and a cored-wire fabrication facility in San Luis;

•	Solsil — a developer and manufacturer of upgraded metallurgical grade silicon metal located in the United States with operations in Beverly, Ohio;

•	Corporate — a corporate office including general expenses, investments, and related investment income; and

•	Other — includes an electrode production operation in China and a cored-wire production facility located in Poland. These segments do not fit into the above reportable segments, and are immaterial for purposes of separate disclosure.

Overview and Recent Developments

We achieved several major milestones in the quarter ended December 31, 2009, which positioned the Company for continued profitable growth. On November 5, 2009, we closed two transactions with Dow Corning Corporation (Dow Corning), which provided us with approximately $135,000,000 of net proceeds that we intend to use to fund future acquisitions. During the quarter we also reopened our Niagara Falls, New York plant, which was out of service for more than five years, and we began the process of reopening our Selma, Alabama plant, which had been idle since April 2009 and that we expect will be at full operating capacity by the end of February 2010. The additional capacity that will be provided by the Niagara Falls and Selma plants will allow us to meet increasing customer demand and should enable us to increase profitability.

On November 5, 2009, we sold our Brazilian manufacturing operations (Globe Metais) to Dow Corning for net proceeds of approximately $65,600,000. We acquired these manufacturing operations in January 2007 and had three successful years of profitability. However, in the second half of calendar year 2009, operating costs had risen significantly as a result of the weakening U.S. dollar and higher local power rates, and we expected these unfavorable trends to continue. The sale of the manufacturing operations eliminated the risk of declining future profits in Brazil and provided capital to continue our growth strategy. The current quarter results include a net gain of approximately $23,400,000 from this transaction, which is subject to final purchase price adjustments. We retained certain export customers from the Brazilian operations, and for calendar year 2010, we will be buying material from Dow Corning for sale to these export customers. We expect to supply these customers with product from our domestic plants in subsequent periods.

On November 5, 2009, we also entered into a manufacturing joint venture with Dow Corning at our Alloy, West Virginia plant, which generated net proceeds for the Company of approximately $70,000,000. Under this joint venture agreement, Dow Corning acquired a 49% equity interest in WVA Manufacturing LLC, the entity that owns the Company’s Alloy plant. This interest entitles Dow Corning to receive 49% of the plant’s production at cost. The tonnage that Dow Corning will receive under the joint venture agreement is approximately equal to the volume they received under the existing long-term supply agreement, which was set to expire at the end of calendar year 2010. By entering into this joint venture agreement, we effectively monetized the existing long-term supply agreement with Dow Corning and secured a permanent commitment for production for the plant. The Alloy plant is our largest production facility and achieves significant cost benefits when consistently operating at full capacity. Locking in the joint venture volume increases the likelihood of operating the plant at full capacity.

We reopened our Niagara Falls plant during the quarter ended December 31, 2009, which added 30,000 MT to our silicon metal capacity. The plant had been closed for more than five years and required approximately $28,000,000 of capital expenditures over the last 18 months to reopen. We secured a long-term power contract from the New York Power Authority to support the operation. During the quarter, we incurred a pre-tax loss of approximately $1,400,000 as the plant was being restarted. Going forward, we expect the plant to contribute positive earnings to the Company.

During the quarter ended December 31, 2009, we began the process of reopening our Selma, Alabama plant. We idled the plant in April 2009 as a result of the global economic recession. We successfully renegotiated the power rate to be comparable with our other domestic plants, which will reduce the cost of production at the plant and make it more competitive with our other domestic plants. Selma will add 25,000 MT to our silicon metal production capacity and we expect the plant to be at full capacity by the end of February 2010. During the current quarter, we incurred a pre-tax loss of approximately $2,500,000 for costs associated with restarting the plant. Going forward, we expect the plant to contribute positive earnings to the Company.

Net sales for the quarter ended December 31, 2009 increased approximately $2,800,000, or 3%, from the preceding quarter ended September 30, 2009, despite a decline in sales of approximately $2,200,000 from Brazil as a result of the sale of Globe Metais to Dow Corning and a decline of approximately $2,500,000 in sales as a result of the Alloy joint venture, which is approximately the difference between providing material at cost under the joint venture agreement and the price material could have been sold at current market prices. The average selling price of silicon metal decreased by 3% in the quarter primarily as a result of the Alloy joint venture, which provided Dow Corning with 49% of the Alloy plant’s output at cost. The average price of silicon-based alloys decreased by 8% in the quarter as a result of a higher concentration of lower-price ferrosilicon sales and lower calcium silicon prices. Tons shipped during the quarter increased 11% as customer demand continues to accelerate. Net sales were only approximately $11,000,000 below the same quarter in the prior year primarily due to a decline in sales of approximately $7,800,000 from Brazil.

Income before taxes totaled approximately $30,500,000 in the quarter, but included a gain on sale of Brazil of approximately $23,400,000 and start-up costs described above of approximately $3,900,000. This compares to income before taxes in the preceding quarter ended September 30, 2009 of approximately $13,600,000 and a loss of approximately $65,600,000, including an impairment charge of approximately $69,600,000, in the same quarter in the prior year. The quarter ended December 31, 2009 also included approximately a $700,000 charge for impairment of certain furnaces at our Yonvey electrode plant.

Outlook

Demand for our products continues to increase as customers experience continued end market growth. In particular, the silicones industry appears to have returned to 2008 demand levels and resumed its historic growth rate. We also see demand increases from the aluminum industry as auto production rises and from polysilicon makers as the solar industry continues to grow. As demand continues to improve, the spot price for silicon metal has risen, a trend which we anticipate to continue.

We expect sales volumes to continue to increase in calendar year 2010 as output from our newly reopened Niagara Falls and Selma plants more than make up for the lost volume from the sale of our Brazilian manufacturing operations. Niagara Falls and Selma have a combined 55,000 MT capacity of silicon metal. We expect the profitability of Niagara Falls and Selma to eventually exceed the profits historically earned in Brazil. In addition, we retained Brazilian export contracts, which should account for approximately $40,000,000 of annual sales. During calendar year 2010, we are obligated to purchase the material to fulfill these contracts from Dow Corning in Brazil, and we expect to earn only a modest gross margin; however, beginning in January 2011, we can source this material from our other plants at a lower cost.

In the quarter ended March 31, 2010, we expect our average selling price of silicon metal to decline somewhat from the quarter ended December 31, 2009 as a result of the following: the formation of the Alloy joint venture, which will sell approximately 33,000 MT of material annually to Dow Corning at cost; the execution of the final year of a 20,000 MT contract priced below current market; the carry-over from calendar year 2009 to the first quarter of calendar year 2010 of certain volumes from the Dow Corning contract priced below current market; and the expiration of certain calendar year 2009 annual contracts priced above current market. As customer demand increases, we would expect to see a continuing rise in spot prices for silicon metal through calendar year 2010. This should provide us with an opportunity to increase our average selling price by selling the approximately one-third of our silicon metal production capacity for calendar year 2010 that is not presently committed to customers under sales contracts at higher prices. Our average selling price of silicon-based alloys is expected to remain relatively constant in the quarter ended March 31, 2010.

As a result of the expected decline in average selling price, partially offset by higher sales volumes, we anticipate a modest decline in earnings in the quarter ended March 31, 2010 from the quarter ended December 31, 2009, after adjustment for the gain on sale of our Brazilian manufacturing operations and Niagara Falls and Alloy plant start-up costs. Earnings are then expected to rise in future quarters as we expect to benefit from increased capacity from the Selma and Niagara Falls plants and expected increases in spot silicon metal prices. At the beginning of calendar year 2011, after the below-market 20,000 MT contract expires and our calendar year 2010 annual contracts re-price, we should see a significant increase in our silicon metal average selling price, which would directly improve earnings.

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

Income Taxes

In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Subsequent recognition, derecognition and measurement of a tax position taken in a previous period are separately recognized in the quarter in which they occur.

Results of Operations

GSM Three Months Ended December 31, 2009 vs. 2008

Consolidated Operations

	Three Months Ended
	December 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Results of Operations
Net sales	$108,278	119,307	(11,029)	(9.2)%
Cost of goods sold	87,974	91,957	(3,983)	(4.3)%
Selling, general and administrative expenses	13,142	19,668	(6,526)	(33.2)%
Research and development	77	283	(206)	(72.8)%
Gain on sale of Globe Metais	(23,368)	—	(23,368)	NA
Goodwill and intangible asset impairment	—	69,560	(69,560)	NA
Restructuring charges	(13)	—	(13)	NA

Operating income (loss)	30,466	(62,161)	92,627	(149.0)%
Interest expense, net	(1,036)	(1,968)	932	(47.4)%
Other income (loss)	1,070	(1,455)	2,525	(173.5)%

Income before provision for (benefit from) income taxes	30,500	(65,584)	96,084	(146.5)%
Provision for (benefit from) income taxes	12,568	(2,328)	14,896	(639.9)%

Net income (loss)	17,932	(63,256)	81,188	(128.3)%
Losses attributable to noncontrolling interest, net of tax	602	1,735	(1,133)	(65.3)%

Net income attributable to Globe Specialty Metals, Inc.	$18,534	(61,521)	80,055	(130.1)%

The following table presents consolidated operating results:

Net Sales

	Three Months Ended Dec 31, 2009			Three Months Ended Dec 31, 2008
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT

Silicon metal	$74,184	28,759	$2,580	$72,816	28,674	$2,539
Silicon-based alloys	30,340	15,749	1,926	39,658	15,605	2,541

Silicon metal and silicon-based alloys	104,524	44,508	2,348	112,474	44,279	2,540
Silica fume and other	3,754			6,833

Total net sales	$108,278			$119,307

Net sales decreased $11,029,000 from the prior year to $108,278,000 primarily as a result of an 8% decline in our average selling price while tons sold held nearly constant. The decrease in average selling price, which represents sales of $8,532,000, resulted from a 24% decline in silicon-based alloy average pricing, offset by a 2% increase in silicon metal pricing. This large decline in silicon-based alloy pricing was due to lower customer demand from reduced steel production driven by lower automobile production and construction spending, price reductions to retain volume in the increasingly competitive alloy market and a mix shift towards ferrosilicon, which is our lowest priced alloy. The slight increase in tons sold resulted in increased net sales of $582,000. Silica fume and other revenue decreased by $3,079,000 as a result of a decline in production levels and sales of by-products.

The GMI segment includes the Alloy joint venture, which was entered into on November 5, 2009, and sells 49% of the output of the Alloy plant to Dow Corning at cost. We control the joint venture and consolidate its results in our financial statements.

Cost of Goods Sold:

The $3,983,000, or 4%, decrease in cost of goods sold was a result of a 5% decline in our cost per ton sold. This decrease was the result of several factors including the curtailment of Solsil production, which lowered cost of goods sold by $3,957,000 and tons sold by only 78, a mix shift within silicon-based alloys, which lowered cost of goods sold by approximately $4,300,000, and our overall cost reduction programs. These cost decreases were partially offset by lower capacity utilization during the quarter and start-up costs of $3,892,000 primarily at our Niagara Falls and Selma plants.

Gross margin represented approximately 23% of net sales in the second quarter of fiscal year 2009 and decreased to approximately 19% of net sales in the second quarter of fiscal year 2010 primarily as a result of lower silicon-based alloy selling prices and the start-up costs at Niagara Falls and Selma.

Selling, General and Administrative Expenses:

The decrease in selling, general and administrative expenses of $6,526,000 was primarily due to the write-off of $2,527,000 of deferred offering costs in the second quarter of fiscal year 2009, caused by a more than 90 day delay in our initial public offering, a decrease in bonus and accruals at Corporate of $1,550,000, the timing of the sale of our Brazilian plant, which resulted in a $1,100,000 expense reduction, a $500,000 decrease in bonuses at GMI, a decrease of approximately $592,000 at Yonvey due to lower audit related professional fees and aggressive cost control efforts, and a $314,000 reduction in audit and audit related support fees at Corporate. These decreases were offset by an increase in share-based compensation expense of $683,000.

Research and Development:

The decrease in research and development expense of $206,000 was primarily due to the suspension of production activities at Solsil, which resulted in a decrease of $134,000.

Gain on Sale of Globe Metais:

Gain on sale of Globe Metais recorded in the second quarter of fiscal year 2010 was approximately $23,368,000 and was net of transaction expense of $2,238,000. The gain was associated with the sale of our Brazilian operations on November 5, 2009 for net cash proceeds of approximately $65,600,000, which represented a purchase price of $75,000,000 less income taxes and transaction expenses.

Goodwill and Intangible Asset Impairment:

Goodwill and intangible asset impairment for the second quarter of fiscal year 2009 was approximately $69,560,000 and was associated with the Solsil business unit. The global economic slowdown, combined with a decrease in oil prices, caused a sharp decline in the product price and demand for upgraded metallurgical grade silicon. As a result, it was determined that the value of the Solsil business unit no longer supported its goodwill and intangible asset balances.

Net Interest Expense:

Net interest expense decreased by $932,000 due a lower average debt balance at GMI, which resulted in a decrease in interest expense of $551,000, and the timing of the sale of Globe Metais on November 5, 2009, which resulted in a reduction in interest expense of $305,000.

Other Income (Loss):

Other income (loss) increased by $2,525,000 due to a year-over-year foreign exchange gain of $2,988,000 driven by currency hedges on the Brazilian real, offset by a decrease of $218,000 of other income related to royalties on the lease of certain property at GMI. Globe Metais had a year-over-year gain of $3,706,000 primarily due to a gain associated with the revaluation of long-term real denominated tax assets. Corporate had a year-over-year loss of $664,000 related to real denominated liabilities.

Provision for Income Taxes:

Provision for income taxes as a percentage of pre-tax income was approximately 41%, or $12,568,000, in the second quarter of fiscal year 2010 and was a benefit of approximately 4%, or $(2,328,000), in the second quarter of fiscal year 2009. The change in our tax provision was primarily due to the fact that the goodwill impairment charge recorded in the second quarter of fiscal year 2009 arose from a non-taxable acquisition and no tax benefit was obtained from the goodwill impairment. The increase in the effective tax rate is also due to the payment of income taxes totaling $9,395,000 in connection with the sale of Globe Metais, the exclusion of the impact of net losses from our Chinese operations, the tax benefit of which may not be realized due to a history of operating losses, as well as a reduction in the benefit from tax holidays in Argentina.

Segment Operations

GMI

	Three Months Ended
	December 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Results of Operations
Net sales	$76,514	78,925	(2,411)	(3.1)%
Cost of goods sold	62,574	58,424	4,150	7.1%
Selling, general and administrative expenses	4,891	4,979	(88)	(1.8)%
Restructuring charges	(13)	—	(13)	NA

Operating income	$9,062	15,522	(6,460)	(41.6%)

Net sales decreased $2,411,000, or 3%, from the prior year to $76,514,000. The decrease was primarily attributable to a 3% decrease in average selling price partially offset by a 1% increase in volume. Pricing for silicon metal was up 5%, due to favorable annual contracts. Pricing for silicon-based alloys was down 21% due to a shift in product mix towards ferrosilicon coupled with reduced ferrosilicon pricing, which was a result of reduced demand and aggressive imports. Silicon metal volumes were up 13% due to increased customer demand and the timing of the fulfillment of long-term contracts. Silicon-based alloy volume was down 20% due to a decline in demand for magnesium ferrosilicon, primarily from the automotive industry. Shipments in the quarter include shipment of the final remaining material held under a storage agreement, which led to the recognition of approximately $9,000,000 of revenue previously shown on the balance sheet as deferred revenue.

The GMI segment includes the Alloy joint venture, which was entered into on November 5, 2009, and sells 49% of the output of the Alloy plant to Dow Corning at cost. We control the joint venture and consolidate its results in our financial statements. As a result of the joint venture, GMI’s total sales and gross margin have been reduced by virtue of the material sold to Dow Corning at cost. Silicon metal pricing was down 4% from the immediately preceding quarter, largely due to material supplied at cost under the joint venture agreement.

Operating income decreased by $6,460,000 from the prior year to $9,062,000. This was primarily due to increased production costs and lower average selling prices. Cost of goods sold increased by 7% while volumes increased only by 1%. This increase in cost per ton sold was due to reduced capacity utilization, start-up costs of $1,148,000 and $2,470,000 at Niagara Falls and Selma, respectively, and higher electrode prices.

Globe Metais

	Three Months Ended
	December 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Results of Operations
Net sales	$19,389	27,167	(7,778)	(28.6)%
Cost of goods sold	15,247	19,479	(4,232)	(21.7)%
Selling, general and administrative expenses	938	2,339	(1,401)	(59.9)%
Research and development	—	72	(72)	(100.0)%
Gain on sale of Globe Metais	1,287	—	1,287	NA

Operating income	$1,917	5,277	(3,360)	(63.7)%

Net sales decreased $7,778,000, or 29%, from the prior year to $19,389,000. The decrease was primarily attributable to the timing of sale of Globe Metais on November 5, 2009, after which we continued to fulfill only certain foreign customer contracts. As a result, we experienced a 30% decrease in volumes and a decrease in the sale of by-products of $1,122,000, offset by a 5% increase in average selling prices. We experienced a year over year increase in pricing due to the retention of certain favorable annual contracts entered into at the end of calendar year 2008.

Operating income decreased by $3,360,000 from the prior year to $1,917,000. The decrease was primarily the result of expenses associated with the sale of Globe Metais of $1,287,000, lower sales volumes due to the timing of the sale, and increased production costs associated with the appreciation of the real. As a result, cost of goods sold decreased 22% while volumes decreased 30%. Selling, general and administrative expenses decreased by $1,401,000 primarily due to the timing of the sale of the plant on November 5, 2009, which resulted in a cost reduction of approximately $1,100,000.

On November 5, 2009, we sold our Brazilian manufacturing operations to Dow Corning for net proceeds of approximately $65,600,000. We acquired these manufacturing operations in January 2007 and had three successful years of profitability. However, in the second half of calendar year 2009, operating costs had risen significantly as a result of the weakening U.S. dollar and higher local power rates. The sale of the manufacturing operations eliminated the risk of declining future profits in Brazil and provided capital to continue our growth strategy. The current quarter gain on sale of Globe Metais reflects only transaction costs of $1,287,000 associated with the sale of our Brazilian manufacturing operations, as the gain on the sale of the manufacturing operations is reported in the Corporate operating segment. We retained certain export customers from the Brazilian plant, which should account for approximately $40,000,000 of annual sales. During calendar year 2010, we are obligated to purchase the material to fulfill these contracts from Dow Corning in Brazil, and we expect to earn only a modest gross margin; however, beginning in January 2011, we can source this material from our other plants at a lower cost. Now that this operating segment has transitioned to a distribution business, we expect to incur only modest selling, general and administrative expenses as virtually all costs will be included in cost of goods sold.

Globe Metales

	Three Months Ended
	December 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Results of Operations
Net sales	$12,495	12,542	(47)	(0.4)%
Cost of goods sold	8,942	7,824	1,118	14.3%
Selling, general and administrative expenses	817	1,032	(215)	(20.8)%

Operating income	$2,736	3,686	(950)	(25.8)%

Net sales decreased $47,000 from the prior year to $12,495,000. This slight decrease was the result of two significant offsetting trends, a 41% decrease in average selling price and a 69% increase in volume. Pricing decreased due to the completion of certain favorable long-term contracts and a change in product mix, which included the sale of lower priced ferrosilicon products, the price of which was affected by a reduction in production across the steel industry. Volumes increased from the higher shipments of standard grade ferrosilicon and magnesium ferrosilicon as demand in the automotive end markets began to recover.

Operating income decreased by $950,000 from the prior year to $2,736,000. The decrease was primarily due to a decrease in average selling price only partially offset by lower productions costs. Average selling prices decreased by 41% and cost per ton decreased by 33%. This decrease in cost per ton sold was primarily due to a change in product mix, which included the production of lower cost ferrosilicon and aggressive cost reductions. Power costs increased beginning in November 2009 as our long-term power agreement expired. We are currently negotiating a new contract, which we expect will be at a higher rate than the expired contract, and are paying a month-to-month rate until a new contract is completed.

Solsil

	Three Months Ended
	December 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Results of Operations
Net sales	$(25)	587	(612)	(104.3)%
Cost of goods sold	343	4,300	(3,957)	(92.0)%
Selling, general and administrative expenses	192	347	(155)	(44.7)%
Research and development	77	211	(134)	(63.5)%
Goodwill and intangible asset impairment	—	69,560	(69,560)	NA

Operating loss	$(637)	(73,831)	73,194	(99.1)%

Net sales decreased $612,000 from the prior year to $(25,000). The decrease was primarily attributable to Solsil suspending commercial production as a result of a significant decline in the price of polysilicon and the decline in demand for upgraded metallurgical grade silicon. As a result, we are concentrating our efforts at Solsil on research and development activities.

Operating loss decreased by $73,194,000 from the prior year to $637,000. The primary driver of the reduction was the $69,560,000 impairment charge taken in the second quarter of fiscal year 2009. Also, cost of goods sold decreased $3,957,000 from the prior year to $343,000 as a result of Solsil’s suspension of commercial production and focus on refining its production processes to enhance yield and reduce the cost of production. As a result of these changes, selling, general and administrative expenses decreased $155,000 and research and development expenses decreased $134,000.

Corporate

	Three Months Ended
	December 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Results of Operations
Selling, general and administrative expenses	$5,782	9,872	(4,090)	(41.4)%
Gain on sale of Globe Metais	(24,655)	—	(24,655)	NA

Operating income (loss)	$18,873	(9,872)	28,745	(291.2)%

Operating income increased by $28,745,000 from the prior year to $18,873,000. The increase was primarily due to the $24,655,000 gain on sale of Globe Metais recorded in the second quarter of fiscal year 2010. The gain was associated with the sale of our interest in Globe Metais on November 5, 2009 for net cash proceeds of $65,600,000, which represented a purchase price of $75,000,000 less income taxes and certain transaction expenses.

Selling, general and administrative expenses decreased $4,090,000 from the prior year to $5,782,000. This was primarily due to the write-off of $2,527,000 of deferred offering costs in the second quarter of fiscal year 2009 because our initial public offering was postponed by more than 90 days, a decrease in bonus and accruals of $1,550,000, and a $314,000 reduction in audit and audit related support fees. These decreases were offset by an increase in share-based compensation expense of $683,000.

Gain on sale of Globe Metais reflects the gain on the sale of our Brazilian manufacturing operations, net of transaction costs totaling $951,000 incurred by Corporate.

GSM Six Months Ended December 31, 2009 vs. 2008

Consolidated Operations

	Six Months Ended
	December 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Results of Operations
Net sales	$213,736	268,464	(54,728)	(20.4)%
Cost of goods sold	167,952	199,095	(31,143)	(15.6)%
Selling, general and administrative expenses	25,865	33,700	(7,835)	(23.2)%
Research and development	115	876	(761)	(86.9)%
Gain on sale of Globe Metais	(22,907)	—	(22,907)	NA
Goodwill and intangible asset impairment	—	69,560	(69,560)	NA
Restructuring charges	(81)	—	(81)	NA

Operating income (loss)	42,792	(34,767)	77,559	(223.1)%
Interest expense, net	(2,218)	(3,616)	1,398	(38.7)%
Other income (loss)	3,478	(1,920)	5,398	(281.1)%

Income before provision for income taxes	44,052	(40,303)	84,355	(209.3)%
Provision for income taxes	17,951	6,374	11,577	181.6%

Net income (loss)	26,101	(46,677)	72,778	(155.9)%
Losses attributable to noncontrolling interest, net of tax	875	2,121	(1,246)	(58.7)%

Net income (loss) attributable to Globe Specialty Metals, Inc.	$26,976	(44,556)	71,532	(160.5)%

The following table presents consolidated operating results:

Net Sales

	Six Months Ended Dec 31, 2009			Six Months Ended Dec 31, 2008
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT

Silicon metal	$143,586	54,721	$2,624	$157,876	61,809	$2,554
Silicon-based alloys	59,906	29,859	2,006	92,597	37,731	2,454

Silicon metal and silicon-based alloys	203,492	84,580	2,406	250,473	99,540	2,516
Silica fume and other	10,244			17,991

Total net sales	$213,736			$268,464

Net sales decreased $54,728,000, or 20%, from the prior year to $213,736,000 primarily as a result of a 15% decline in tons sold and a 4% decline in average selling price. The decrease in tons sold resulted in a decline in net sales of $37,424,000 and was related to a 12% and 21% decrease in silicon metal and silicon-based alloy tons sold, respectively. The lower volume came from fewer annual contracts and decreased spot sales caused by the global economic recession, which resulted in an across the board reduction in end market demand. This decrease occurred mostly in the first quarter of calendar year 2009. The decline in average selling price resulted in decreased net sales of approximately $9,557,000 and was a result of an 18% decrease in the average selling price of silicon-based alloys, offset by a 3% increase in the average selling price of silicon metal. The decline in silicon-based alloy pricing was due to a significant reduction in steel production driven by lower automobile production and construction spending. This resulted in an overall reduction in customer demand, which caused us to reduce pricing to retain volume and also caused a mix shift towards the production of ferrosilicon, which is our lowest priced alloy. The increase in silicon metal pricing was primarily due to favorable annual contracts with key customers entered into at the end of calendar year 2008. Silica fume and other revenue decreased by $7,747,000 as a result of a decline of $2,585,000 in our sales of electrodes to third parties, and lower production levels and sales of other by-products.

The GMI segment includes the Alloy joint venture, which was entered into on November 5, 2009, and sells 49% of the output of the Alloy plant to Dow Corning at cost. We control the joint venture and consolidate its results in our financial statements.

Cost of Goods Sold:

The $31,143,000, or 16%, decrease in cost of goods sold was a result of a 15% decline in tons sold and a 1% decline in cost per ton sold. This decline in cost per ton sold was the result of several factors including the curtailment of Solsil production, which lowered cost of goods sold by $8,105,000 and tons sold by only 180, a mix shift within silicon-based alloys to lower cost ferrosilicon, which reduced cost of goods sold by approximately $5,700,000 and our overall cost reduction programs. These cost decreases were partially offset by lower capacity utilization during the first two quarters of fiscal year 2010 and start-up costs totaling $3,892,000 primarily at our Niagara Falls and Selma plants.

Gross margin represented approximately 26% of net sales in the first half of fiscal year 2009 and decreased to approximately 21% of net sales in the first half of fiscal year 2010, primarily as a result of the start-up costs for Niagara Falls and Selma and the lower silicon-based alloy average selling price.

Selling, General and Administrative Expenses:

The decrease in selling, general and administrative expenses of $7,835,000, or 23%, was largely due to the write-off of $2,527,000 of deferred offering costs in the second quarter of fiscal year 2009, caused by a more than 90 day delay in our initial public offering, a decrease of $1,478,000 and $618,000 in audit and audit related professional fees at Corporate and Yonvey, respectively, a decrease of $658,000 of wages, insurance and general expense at Yonvey through aggressive cost cutting measures, a decrease of $491,000 primarily in salaries and wages at Solsil due to the suspension of commercial production, and a decrease of approximately $2,243,000 at Metais, of which $1,100,000 was due to the timing of the sale of our Brazilian plant, and the balance was due to aggressive cost reduction measures. These decreases were offset in part by an increase in bonus accruals, and salaries and benefits of $678,000 and $524,000, respectively at Corporate.

Research and Development:

The decrease in research and development expenses of $761,000 was primarily due to the suspension of production and related activities at Solsil, which resulted in a decrease of $667,000.

Gain on Sale of Globe Metais:

Gain on sale of Globe Metais recorded in the second quarter of fiscal year 2010 was approximately $22,907,000 and was net of transaction expense of $2,699,000. The gain was associated with the sale of our Brazilian operations on November 5, 2009 for net cash proceeds of $65,600,000, which represented a purchase price of $75,000,000 less withholding taxes and certain expenses.

Goodwill and Intangible Asset Impairment:

Goodwill and intangible asset impairment for the second quarter of fiscal year 2009 was approximately $69,560,000 and was associated with the Solsil business unit. The global economic slowdown, combined with a decrease in oil prices, caused a sharp decline in the product price and demand for upgraded metallurgical grade silicon. As a result, it was determined that the value of the Solsil business unit no longer supported its goodwill and intangible asset balances.

Net Interest Expense:

Net interest expense decreased by $1,398,000 due the refinancing and repayment of credit facilities at GMI and Yonvey, which resulted in lower average debt balances and interest rates, and the timing of the sale of our Brazilian operations on November 5, 2009.

Other Income (Loss):

Other income (loss) increased by $5,398,000 due to a year-over-year foreign exchange gain of $6,712,000, driven by the fluctuation of the Brazilian real against the U.S. dollar, offset by a reduction in dividend income from hydropower investments in Argentina of $341,000 and a decrease of $413,000 of other income related to royalties associated with the lease of certain property at GMI. The foreign exchange gain at Globe Metais of $3,790,000 primarily consisted of a gain associated with the revaluation of long-term real denominated tax assets of $2,941,000 and a gain of $849,000 on our foreign exchange forward contracts. This resulted in a net gain in foreign exchange of $3,790,000 in the first six months of fiscal year 2010 compared to a net loss of $4,368,000 in the first half of fiscal year 2009. Corporate had a year-over-year loss of $1,572,000 related to the revaluation of real denominated liabilities.

Provision for Income Taxes:

Provision for income taxes as a percentage of pre-tax income was approximately 41%, or $17,951,000, in the first half of fiscal year 2010 and (16%), or $6,374,000, in the first half of fiscal year 2009. The change in our tax provision was primarily due to the fact that the goodwill impairment charge recorded in the second quarter of fiscal year 2009 arose from a non-taxable acquisition and no tax benefit was obtained from the impairment charge. The increase in the effective tax rate is also due to the payment of income taxes totaling $9,395,000 in connection with the sale of Globe Metais, the exclusion of the impact of net losses from our Chinese operations, the tax benefit of which may not be realized due to a history of operating losses, as well as a reduction in the benefit from tax holidays in Argentina.

Segment Operations

GMI

	Six Months Ended
	December 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Results of Operations
Net sales	$147,375	174,895	(27,520)	(15.7)%
Cost of goods sold	115,921	126,294	(10,373)	(8.2)%
Selling, general and administrative expenses	9,608	9,479	129	1.4%
Restructuring charges	(81)	—	(81)	NA

Operating income	$21,927	39,122	(17,195)	(44.0)%

Net sales decreased $27,520,000, or 16%, from the prior year to $147,375,000. The decrease was primarily attributable to a 16% decline in tons sold, partially offset by a 1% increase in average selling price. Silicon metal volume was down 4% due to a decline in end market demand from our silicone and aluminum customers. Silicon-based alloy volume was down 34% due to a decline in demand for magnesium ferrosilicon primarily from the automotive industry. Pricing for silicon metal was up 8% due to favorable annual contracts. Pricing for silicon-based alloys was down 15% due to a product mix shift towards ferrosilicon coupled with reduced ferrosilicon pricing, which was the result of reduced demand and aggressive foreign imports.

The GMI segment includes the Alloy joint venture, which was entered into on November 5, 2009, and sells 49% of the output of the Alloy plant to Dow Corning at cost. We control the joint venture and consolidate its results in our financial statements. As a result of the joint venture, GMI’s total sales and gross margin have been reduced by virtue of the material sold to Dow Corning at cost. Silicon metal pricing was down 4% from the immediately preceding quarter largely due to material supplied at cost under the joint venture agreement.

Operating income decreased by $17,195,000 from the prior year to $21,927,000. This was primarily due to increased production costs and lower average selling prices. Cost of goods sold decreased by only 8% while volumes decreased 15%. This caused an increase in the cost per ton sold, which was due to reduced capacity utilization, start-up costs of $3,618,000 at Niagara Falls and Selma and higher electrode prices.

Globe Metais

	Six Months Ended
	December 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Results of Operations
Net sales	$40,980	58,466	(17,486)	(29.9)%
Cost of goods sold	32,671	42,046	(9,375)	(22.3)%
Selling, general and administrative expenses	2,601	4,844	(2,243)	(46.3)%
Research and development	11	107	(96)	(89.7)%
Gain on sale of Globe Metais	1,748	—	1,748	NA

Operating income	$3,949	11,469	(7,520)	(65.6)%

Net sales decreased $17,486,000, or 30%, from the prior year to $40,980,000. The decrease was primarily attributable to a 30% decrease in tons sold and a decrease in the sale of by-products of $2,513,000, offset by a 3% increase in average selling prices. The decrease in volume was due to the timing of the sale of our Brazilian plant on November 5, 2009 and the global economic recession, which caused a pronounced decline in domestic Brazilian demand and European demand from producers of silicones and aluminum. We experienced a year over year increase in pricing due to favorable annual contracts entered into at the end of calendar year 2008 and the retention of certain favorable export contracts following the sale of our Brazilian manufacturing operations to Dow Corning.

Operating income decreased by $7,520,000, or 66%, from the prior year to $3,949,000. The decrease was primarily due to the timing of the sale of our Brazilian manufacturing operations, which led to lower sales volumes and expenses from the sale of Globe Metais of $1,748,000, offset by lower selling, general and administrative expenses due to the timing of the sale and aggressive cost reduction measures. Cost of goods sold decreased 22% while volumes decreased 30%, which caused an increase in the cost per ton sold. This increase was due to lower capacity utilization and increased production costs associated with the appreciation of the real, which was offset by gains on our foreign exchange forward contract, which are recorded in other income. Selling, general and administrative expenses decreased by $2,243,000 due to the timing of the sale of our Brazilian plant on November 5, 2009, which resulted in a cost reduction of approximately $1,100,000.

The current quarter gain on sale of Globe Metais reflects only transaction costs of $1,748,000 associated with the sale of our Brazilian manufacturing operations, as the gain on the sale of the manufacturing operations is reported in the Corporate operating segment.

Globe Metales

	Six Months Ended
	December 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Results of Operations
Net sales	$23,523	32,638	(9,115)	(27.9)%
Cost of goods sold	15,761	19,527	(3,766)	(19.3)%
Selling, general and administrative expenses	1,528	1,890	(362)	(19.2)%

Operating income	$6,234	11,221	(4,987)	(44.4)%

Net sales decreased $9,115,000, or 28%, from the prior year to $23,523,000. The decrease was primarily attributable to a 34% decrease in average selling price offset by a 10% increase in tons sold. Pricing decreased due to the completion of certain favorable long-term contracts, a change in product mix, which included the sale of lower priced ferrosilicon, the market price of which was affected by a reduction in global steel production. Volumes increased primarily due to the re-entry of Globe Metales into the lower priced ferrosilicon market.

Operating income decreased by $4,987,000 from the prior year to $6,234,000. The decrease was primarily due to a decrease in average selling prices only partially offset by lower productions costs. Average selling prices decreased by 34% and cost per ton decreased by only 27%. The reduced gross margin and operating income resulted primarily from the change in product mix, which included the production of lower priced ferrosilicon partially offset by our aggressive cost reduction initiatives.

Solsil

	Six Months Ended
	December 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Results of Operations
Net sales	$20	2,005	(1,985)	(99.0)%
Cost of goods sold	524	8,629	(8,105)	(93.9)%
Selling, general and administrative expenses	285	776	(491)	(63.3)%
Research and development	102	769	(667)	(86.7)%
Goodwill and intangible asset impairment	—	69,560	(69,560)	NA

Operating loss	$(891)	(77,729)	76,838	(98.9)%

Net sales decreased $1,985,000 from the prior year to $20,000. The decrease was primarily attributable to Solsil suspending commercial production as a result of a significant decline in the price of polysilicon and the decline in demand for upgraded metallurgical grade silicon. As a result, we are concentrating our efforts on research and development activities focused on reducing our cost of production.

Cost of goods sold decreased $8,105,000 from the prior year to $524,000. Cost of goods sold in the first half of fiscal year 2009 was $6,624,000 in excess of sales, reflecting Solsil’s additional investment to refine its production processes. Selling, general and administrative expenses decreased $491,000 and research and development expenses decreased $667,000 as a result of suspended production and the focus on enhancing production yields and lowering the cost of production. Solsil recorded a goodwill and intangible asset impairment in the second quarter of fiscal year 2009 of $69,560,000. The global economic slowdown, combined with the decrease in oil prices, caused a sharp decline in the product price and demand for upgraded metallurgical grade silicon. As a result, it was determined that the value of the Solsil business no longer supported its goodwill and intangible asset balances.

Corporate

	Six Months Ended
	December 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Results of Operations
Selling, general and administrative expenses	$10,785	14,350	(3,565)	(24.8)%
Gain on sale of Globe Metais	(24,655)	—	(24,655)	NA

Operating income (loss)	$13,870	(14,350)	28,220	(196.7)%

Operating income increased by $28,220,000 from the prior year to $13,870,000. The increase was primarily due to the $24,655,000 gain on the sale of Globe Metais recorded in the second quarter of fiscal year 2010, which was net of transaction expenses of $951,000 at Corporate. The gain was associated with the sale of our Brazilian plant on November 5, 2009 for net cash proceeds of approximately $65,600,000, representing a purchase price of $75,000,000 less income taxes and transaction expenses.

Selling, general and administrative expenses decreased $3,565,000, or 25%, from the prior year to $10,785,000. This was primarily due to the write-off of $2,527,000 of deferred offering costs in the second quarter of fiscal year 2009 because our initial public offering was postponed by more than 90 days, a decrease of $1,478,000 in audit and audit related professional fees, partially offset by an increase in bonus and bonus accruals of $678,000 and an increase in salaries and benefits of $524,000.

Gain on sale of Globe Metais reflects the gain on the sale of our Brazilian manufacturing operations, net of transaction costs totaling $951,000 incurred by Corporate.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are cash flows from operations and available borrowings under GMI’s revolving credit facility. At December 31, 2009, our cash and cash equivalents balance was approximately $252,231,000. At December 31, 2009, we had $18,070,000 available on a revolving credit facility; there was no outstanding balance on the revolving credit facility at December 31, 2009, however, there were outstanding letters of credit in the amount of $8,120,000 associated with foreign supplier contracts and $1,810,000 associated with a power supply contract. In connection with the Dow Corning transactions discussed under “Overview and Recent Developments,” we agreed to modify the terms of our senior credit facility. The modifications included a reduction of revolving credit from $35,000,000 to $28,000,000 in exchange for the release of the assets of West Virginia Alloys as security for the senior credit facility. Additionally, we will be required to make a tax payment of approximately $33,200,000 during the third quarter of fiscal year 2010 related to the gain from the sale of the 49% interest in the Alloy joint venture to Dow Corning.

Our subsidiaries borrow funds in order to finance capital expansion programs. The terms of certain of those financing arrangements place restrictions on distributions of funds to us, however, we do not expect this to have an impact on our ability to meet our cash obligations. We believe we have access to adequate resources to meet our needs for normal operating costs, capital expenditure, mandatory debt redemptions, and working capital for our existing business. These resources include cash and cash equivalents, cash provided by operating activities, and unused lines of credit. Given the current uncertainty in the financial markets, our ability to access capital and the terms under which we can do so may change. Should we be required to raise capital in this environment, potential outcomes might include higher borrowing costs, less available capital, more stringent terms and tighter covenants, or in extreme conditions, an inability to raise capital. We estimate that our fiscal year 2010 capital expenditures will be approximately $20,000,000, which includes approximately $12,000,000 for maintenance capital expenditures and approximately $8,000,000 for scheduled enhancement projects. This amount could increase if we undertake additional projects. Our ability to satisfy debt service obligations, to fund planned capital expenditures and make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in our industry as well as financial, business and other factors, some of which are beyond our control.

See Long-Term Debt for a summary of our long-term debt agreements.

Cash Flows

The following table is a summary of the consolidated cash flows:

	Six Months Ended
	December 31,
	2009	2008
	(Dollars in thousands)

Cash and cash equivalents at beginning of period	$61,876	$73,994
Cash flows provided by operating activities	18,761	24,183
Cash flows provided by (used in) investing activities	143,845	(31,427)
Cash flows provided by (used in) financing activities	27,782	(11,414)
Effect of exchange rate changes on cash	(33)	(15)

Cash and cash equivalents at end of period	$252,231	$55,321

Operating Activities:

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions.

Net cash provided by operating activities was $18,761,000 and $24,183,000 during the first six months of fiscal year 2010 and 2009, respectively. Net cash provided by operating activities excludes changes in our operating assets and liabilities associated with the sale of Globe Metais, but include the operating cash flows of Globe Metais prior to the November 5, 2009 date of sale. Excluding the impact of the one-time goodwill and intangible asset charge and the gain on the sale of Globe Metais, the $5,422,000 decrease in net cash provided by operating activities was due to an increase in net working capital and lower operating results. In the first half of fiscal year 2010, accounts receivable increased significantly due to the start-up of Niagara Falls and an increase in sales to certain customers at the end of the calendar year. In the first half of fiscal year 2010, accounts payable increased due to additional maintenance and furnace overhaul at the end of the period and purchases associated with the restart of furnaces. In the first half of 2010, the Company reduced accrued liabilities due to recognition of deferred revenue based on product shipment.

Investing Activities:

Net cash provided by (used in) investing activities was approximately $143,845,000 and $(31,427,000) during the first six months of fiscal years 2010 and 2009, respectively. In the first six months of fiscal year 2010, $158,445,000 of cash was provided by the sale of 100% of our interest in Globe Metais and the sale of a 49% interest in WVA Manufacturing, LLC, net of cash transferred with the sale of Globe Metais of $16,555,000. Year over year capital expenditures decreased from approximately $34,754,000 to $9,915,000 as capital expenditures related to the reopening and expansion of the Niagara Falls facility, capital investments to increase the upgraded metallurgical grade silicon capacity of Solsil, and capital improvements at Yonvey have largely been completed. Capital expenditures in the first six months of fiscal year 2010 primarily consisted of maintenance capital expenditure and the completion of the Niagara Falls facility expansion. Net cash provided by investing activities of approximately $2,987,000 in the first six months of fiscal year 2009 was due to the redemption of U.S. government treasury securities. Net cash used in other investing activities of $4,685,000 consisted primarily of expenses related to the Dow Corning transactions.

Financing Activities:

Net cash provided by (used in) financing activities was approximately $27,782,000 and $(11,414,000) during the first six months of fiscal years 2010 and 2009, respectively. The increase of approximately $39,196,000 in cash provided by financing activities was mainly due to proceeds from the close of our initial public offering and listing on the NASDAQ of $36,456,000, net of underwriting discounts and commissions of $2,744,000. This was partially offset by the net repayment of approximately $9,234,000 of long-term and short-term debt during the first six months of fiscal year 2010, compared to a net repayment of $8,157,000 in the first six months of fiscal year 2009.

Cash provided by warrant and UPO exercises increased by approximately $664,000 year over year, as UPO and warrant holders exercised these financial instruments prior to their expiration in October 2009.

Exchange Rate Change on Cash:

The effect of exchange rate changes on cash was related to fluctuations in renminbi, the functional currency of our Chinese subsidiary, Yonvey.

Commitments and Contractual Obligations

In connection with the sale of our Brazilian manufacturing operations, $14,000,000 of export prepayment financing was transferred to Dow Corning, as well as the related interest rate swap. We also settled the foreign exchange forward contracts utilized to manage a portion of our net foreign currency exposure to the Brazilian real in November 2009, prior to the sale of our Brazilian manufacturing operations. In addition, in connection with the joint venture agreement with Dow Corning at our Alloy plant, we agreed to modify the terms of our senior term loan and senior credit facility. These modifications included a $6,000,000 prepayment of the senior term loan, applied to reduce the scheduled installments of principal in inverse order of maturity, and a reduction of revolving credit from $35,000,000 to $28,000,000 in exchange for the release of the assets of West Virginia Alloys as security for both the senior term loan and senior credit facility.

Our remaining commitments and contractual obligations have not changed significantly from those disclosed in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commitments and Contractual Obligations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Internal Controls and Procedures

We are required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending June 30, 2010. At June 30, 2009, we identified certain deficiencies in our internal controls that we considered to be significant deficiencies. We continue to remediate these significant deficiencies, but the corrective actions we have taken have not been fully tested and may not adequately resolve the remaining significant deficiencies. Management intends to complete its control assessment and cure any significant deficiencies by the end of fiscal year 2010, when our management must provide an assessment of the effectiveness of our internal controls and procedures and our auditors must provide an attestation thereof.

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

At December 31, 2009 and June 30, 2009, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

Long-Term Debt

Long-term debt comprises the following:

	December 31,	June 30,
	2009	2009

Senior term loan	$21,127	33,684
Export prepayment financing	—	17,000
Other	1,244	2,241

Total	22,371	52,925
Less current portion of long-term debt	(9,641)	(16,561)

Long-term debt, net of current portion	$12,730	36,364

Senior Term Loan — The Company’s subsidiary, GMI, entered into a five-year senior term loan in an aggregate principal amount of $40,000 during September 2008. Interest on the senior term loan accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. Principal payments are due in quarterly installments of $2,105, commencing on December 31, 2008, and the unpaid principal balance is due in full in September 2013, subject to certain mandatory prepayments. A mandatory prepayment of $2,347 was made during the second quarter of fiscal year 2010 based on excess cash flow, as defined in the loan agreement, generated during fiscal year 2009. As part of the Dow Corning transactions, the Company made a $6,000 prepayment of the senior term loan, applied to the scheduled installments of principal in inverse order of maturity, in exchange for the release of the assets of West Virginia Alloys as security for the senior term loan. The interest rate on this loan was 2.48%, equal to LIBOR plus 2.25%, at December 31, 2009. The senior term loan is secured by substantially all of the assets of GMI and is subject to certain restrictive and financial covenants, which include limits on additional debt, restrictions on capital expenditures, restrictions on dividend and other equity distributions, a maximum ratio of debt to earnings before interest, taxes, depreciation, and amortization, and minimum net worth and interest coverage requirements. The Company was in compliance with these loan covenants at December 31, 2009.

Export Prepayment Financing — The export prepayment financing debt was related to Globe Metais, which was sold in November 2009 as discussed under “Overview and Recent Developments.”

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

In September 2006, the FASB issued ASC Subtopic 820-10, Fair Value Measurements and Disclosures (ASC 820). The Company partially adopted ASC 820 on July 1, 2008. This adoption did not have a material impact to the Company’s consolidated results of operations or financial condition. The Company fully adopted ASC 820 on July 1, 2009. ASC 820 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The statement does not require any new fair value measures. The Company carries its derivative agreements, as well as available-for-sale securities, at fair value, determined using observable market based inputs. See our December 31, 2009 and 2008 condensed consolidated financial statements for additional information.

In September 2009, the FASB issued an amendment to ASC Subtopic 740-10, Income Taxes (ASC 740). The Company adopted this amendment on December 31, 2009. This amendment to ASC 740 adds implementation guidance for all entities about applying the accounting requirements for uncertain tax matters. The implementation of this additional guidance had no effect on the Company’s financial position or results of operations. See our December 31, 2009 and 2008 condensed consolidated financial statements for additional information.

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

In December 2008, the FASB issued an amendment to ASC Subtopic 715-10, Compensation — Retirement Benefits (ASC 715). This amendment provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The amendment requires employers of public entities to disclose more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. The disclosure requirements of the amendment to ASC 715 are effective for fiscal years ending after December 15, 2009. The Company does not believe the amendment to ASC 715 will have a significant impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued an amendment to ASC Subtopic 820-10, Fair Value Measurements and Disclosures (ASC 820). This amendment requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The amendment also clarifies existing fair value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The disclosure requirements of the amendment to ASC 820, except for the detailed Level 3 roll forward disclosures, is effective for annual and interim reporting periods beginning after December 15, 2009. The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010. The Company is currently assessing the potential effect of the amendment to ASC 820 on its financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In connection with the sale of our Brazilian manufacturing operations, we transferred our long-term lease mining rights and forest reserves in Brazil, as well as $14,000,000 of export prepayment financing and the related interest rate swap, to Dow Corning. Further, we settled the remaining foreign exchange forward contracts utilized to manage a portion of our net foreign currency exposure to the Brazilian real in November 2009, prior to the sale of our Brazilian manufacturing operations. With the sale of our Brazilian manufacturing operations, our exposure to commodity price fluctuations in Brazil, as well as foreign exchange rate fluctuations with the Brazilian real have been substantially reduced. We retained certain export customers from the Brazilian operations, and for calendar year 2010 we will be buying material from Dow Corning for sale to these export customers and expect to earn only a modest gross margin on the sales.

Our remaining market risks have not changed significantly from those disclosed in “Part II — Item 7A. — Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)) as of December 31, 2009. Based upon that evaluation, our Principal Executive Officers and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.

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

February 16, 2010