Form 10-Q
period 2010-05-17
GLOBE SPECIALTY METALS INC
filed 2010-05-17
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Commission File Number 001-34420

Globe Specialty Metals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2055624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Penn Plaza
250 West 34th Street, Suite 4125
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of May 14, 2010, the registrant had 74,323,268 shares of common stock outstanding.

Globe Specialty Metals, Inc. PART I		Page No.
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 6.	Exhibits	28
SIGNATURES		29
EX-31.1
EX-31.2
EX-32.1

PART I

Item 1.   Financial Statements

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES Condensed Consolidated Balance Sheets
March 31, 2010 and June 30, 2009
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2010	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$219,787	61,876
Accounts receivable, net of allowance for doubtful accounts of $1,327 and $1,390 at March 31, 2010 and June 30, 2009, respectively	45,325	24,094
Inventories	62,983	67,394
Prepaid expenses and other current assets	21,826	24,675
Total current assets	349,921	178,039
Property, plant, and equipment, net of accumulated depreciation and amortization	189,404	217,507
Goodwill	51,837	51,828
Other intangible assets	477	1,231
Investments in unconsolidated affiliates	8,288	7,928
Deferred tax assets	49	1,598
Other assets	2,290	15,149
Total assets	$602,266	473,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,592	21,341
Current portion of long-term debt	8,571	16,561
Short-term debt	35,859	6,688
Accrued expenses and other current liabilities	29,806	46,725
Total current liabilities	110,828	91,315
Long-term liabilities:
Long-term debt	10,609	36,364
Deferred tax liabilities	15,032	18,890
Other long-term liabilities	14,658	15,359
Total liabilities	151,127	161,928
Commitments and contingencies (note 13)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares; issued, 74,323,268 and 66,944,254 shares at
March 31, 2010 and June 30, 2009, respectively	7	7
Additional paid-in capital	389,019	303,364
Retained earnings	32,152	4,660
Accumulated other comprehensive loss	(3,671)	(3,644)
Treasury stock at cost, 1,000 shares at March 31, 2010 and June 30, 2009	(4)	(4)
Total Globe Specialty Metals, Inc. stockholders’ equity	417,503	304,383
Noncontrolling interest	33,636	6,969
Total stockholders’ equity	451,139	311,352
Total liabilities and stockholders’ equity	$602,266	473,280

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Operations
Three and nine months ended March 31, 2010 and 2009
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net sales	$112,486	76,146	$326,222	344,610
Cost of goods sold	99,135	62,894	267,087	261,989
Selling, general, and administrative expenses	10,008	10,500	35,873	44,200
Research and development	36	246	151	1,122
Restructuring charges	-	1,387	(81)	1,387
Gain on sale of business	-	-	(22,907)	-
Goodwill and intangible asset impairment	-	144	-	69,704
Operating income (loss)	3,307	975	46,099	(33,792)
Other income (expense):
Interest income	4	77	205	630
Interest expense, net of capitalized interest	(997)	(1,427)	(3,416)	(5,596)
Foreign exchange (loss) gain	(64)	465	3,222	(2,961)
Other income	546	862	738	2,368
Income (loss) before provision for income taxes	2,796	952	46,848	(39,351)
Provision for income taxes	1,751	916	19,702	7,290
Net income (loss)	1,045	36	27,146	(46,641)
(Income) losses attributable to noncontrolling interest, net of tax	(529)	901	346	3,022
Net income (loss) attributable to Globe Specialty Metals, Inc.	$516	937	$27,492	(43,619)
Weighted average shares outstanding:
Basic	74,320	63,930	73,239	63,820
Diluted	75,570	66,896	74,411	63,820
Earnings (loss) per common share:
Basic	$0.01	0.01	$0.38	(0.68)
Diluted	0.01	0.01	0.37	(0.68)
See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity
Nine months ended March 31, 2010
(In thousands)
(Unaudited)

	Globe Specialty Metals, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other	Treasury			Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock	Noncontrolling	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	at Cost	Interest	(Loss) Income	Equity
Balance at June 30, 2009	66,944	$7	303,364	4,660	(3,644)	(4)	6,969		311,352
Warrants exercised	257	—	1,287	—	—	—	—		1,287
UPOs exercised	1,519	—	210	—	—	—	—		210
Share-based compensation	3	—	4,491	—	—	—	—		4,491
Stock issuance	5,600	—	34,768	—	—	—	—		34,768
Sale of noncontrolling interest	—	—	44,899	—	—	—	27,012		71,911
Realized gain on available-for-sale securities	—	—	—	—	(10)	—	—		(10)
Comprehensive (loss) income:
Foreign currency translation adjustment	—	—	—	—	(19)	—	1	(18)	(18)
Unrealized gain on available-for-sale securities
(net of provision for income taxes of $1)	—	—	—	—	2	—	—	2	2
Net income	—	—	—	27,492	—	—	(346)	27,146	27,146
Total comprehensive income								27,130	27,130
Balance at March 31, 2010	74,323	$7	389,019	32,152	(3,671)	(4)	33,636	27,130	451,139

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows
Nine months ended March 31, 2010 and 2009
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$27,146	(46,641)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	14,868	14,740
Share-based compensation	4,491	4,704
Gain on sale of business	(22,907)	-
Goodwill and intangible asset impairment	-	69,704
Deferred taxes	(74)	(4,077)
Changes in operating assets and liabilities:
Accounts receivable, net	(25,788)	22,666
Inventories	(5,542)	(15,428)
Prepaid expenses and other current assets	(9)	(1,761)
Accounts payable	22,569	(21,158)
Accrued expenses and other current liabilities	(14,009)	16,914
Other	(28,401)	(8,024)
Net cash (used in) provided by operating activities	(27,656)	31,639
Cash flows from investing activities:
Capital expenditures	(16,432)	(46,507)
Sale of business, net of cash disposed of $16,555	58,445	-
Held-to-maturity treasury securities	-	2,987
Other investing activities	(733)	265
Net cash provided by (used in) investing activities	41,280	(43,255)
Cash flows from financing activities:
Sale of noncontrolling interest	98,329	-
Proceeds from warrants exercised	1,287	833
Proceeds from UPOs exercised	210	-
Net payments of long-term debt	(19,750)	(10,856)
Net borrowings (payments) of short-term debt	29,170	(6,900)
Sale of common stock	36,456	-
Solsil, Inc. common share issuance	-	1,570
Other financing activities	(1,387)	(2,045)
Net cash provided by (used in) financing activities	144,315	(17,398)
Effect of exchange rate changes on cash and cash equivalents	(28)	42
Net increase (decrease) in cash and cash equivalents	157,911	(28,972)
Cash and cash equivalents at beginning of period	61,876	73,994
Cash and cash equivalents at end of period	$219,787	45,022

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,198	5,737
Cash paid for income taxes, net of refunds totaling $2,729 and $0, respectively	50,412	9,242
See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009
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

(2)  Summary of Significant Accounting Policies

a. Basis of Presentation

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) of the results for the interim periods presented and such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. There have been no material changes to the Company’s significant accounting policies during the nine months ended March 31, 2010, except as discussed below under Recently Implemented Accounting Pronouncements.

b. Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year presentation, including the reclassification of $1,019 and $4,275 from selling, general, and administrative expenses to cost of goods sold for the three and nine months ended March 31, 2009, respectively, as, during the first quarter of fiscal year 2010, the Company reevaluated certain expenses and deemed these to be production costs. In addition, the Company reclassified $461 in transaction costs associated with the Dow Corning transactions (see note 3) incurred during the first quarter of fiscal year 2010 from selling, general, and administrative expenses to gain on sale of business.

The Company’s condensed consolidated statement of cash flows for the six months ended December 31, 2009 reflected the proceeds from the Company’s sale of a 49% membership interest in WVA Manufacturing, LLC (WVA LLC) (see note 3) as a cash flow from investing activities. To conform the cash flow presentation to the balance sheet presentation, the Company revised its presentation to reflect the $100,000 proceeds from the sale of this noncontrolling interest, net of transaction costs of $1,538, as a cash flow from financing activities.

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

In June 2009, the FASB issued an amendment to ASC Subtopic 810-10, Consolidation — Variable Interest Entities (ASC 810). The objective of this amendment is to improve financial reporting by enterprises involved with variable interest entities by eliminating the quantitative-based risks and rewards calculation and requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling interest in a variable interest entity. In addition, the amendment requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity. This amendment is effective for the Company on July 1, 2010. The Company is not currently involved with variable interest entities and, therefore, does not currently expect any impact from the amendment to ASC 810 on its financial position and results of operations.

In December 2008, the FASB issued an amendment to ASC Subtopic 715-10, Compensation — Retirement Benefits (ASC 715). This amendment provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The amendment requires employers of public entities to disclose more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. The disclosure requirements of the amendment to ASC 715 are effective for fiscal years ending after December 15, 2009. This amendment to ASC 715 has no impact on the Company’s financial position and results of operations.

In October 2009, the FASB issued an amendment to ASC Subtopic 820-10, Fair Value Measurements and Disclosures (ASC 820). This amendment requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The amendment also clarifies existing fair value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The disclosure requirements of the amendment to ASC 820, except for the detailed Level 3 roll forward disclosures, is effective for annual and interim reporting periods beginning after December 15, 2009. The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010. This amendment to ASC 820 has no impact on the Company’s financial position and results of operations.

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

The sale of the Company’s equity interest in Globe Metais was executed in connection with the sale of a 49% membership interest in WVA LLC, a newly formed entity by the Company, to Dow Corning, the execution of a long-term supply agreement, and an amendment to an existing supply agreement between Dow Corning and the Company to reduce the amount required to be sold in calendar year 2010 to 20,000 metric tons of silicon metal.

For accounting purposes, the Company allocated $75,000 of the total purchase price received from Dow Corning to the sale of the equity of Globe Metais and $100,000 to the sale of membership interests in WVA LLC. The allocation of total purchase price to the separate transactions was based on the relative fair values of Globe Metais and the membership interests in WVA LLC.

ASC 815.40 requires an entity to consolidate all subsidiaries over which it has a controlling financial interest and considers changes in the ownership interest while the entity retains its controlling financial interest in the subsidiary as equity transactions, resulting in no gain or loss recognition in the statement of operations. As the Company retained a controlling financial interest in WVA LLC, no gain has been recognized in net income on the sale of the 49% membership interest. Rather, noncontrolling interest has been adjusted to reflect the change in our ownership interest in WVA LLC. The difference between the fair value of the consideration received, net of transaction and related costs of $2,146 and provision for income taxes of $25,943, and the amount by which noncontrolling interest increased has been recognized as an increase in additional paid-in capital.

(4)  Restructuring Charges

During the third quarter of fiscal year 2009, the Company implemented formal restructuring programs, including the temporary shutdown of certain furnace operations and furloughing or terminating employees. Cash payments associated with these restructuring programs were completed as of March 31, 2010. The restructuring programs included employee severance and benefits, as well as costs associated with lease termination obligations.

Activity during the nine months ended March 31, 2010 related to the restructuring liability is as follows:

	Liability at			Liability at
	June 30,		Cash	March 31,
	2009	Adjustments (2)	Payments	2010
Severance and benefit-related costs (1)	$227	(81)	(146)	-

(1) Includes severance payments made to employees, payroll taxes, and other benefit-related costs in connection with the terminations of employees.
(2) Adjustments are for employees who were rehired by the Company in conjunction with the restarting of certain furnace operations during the nine months ended March 31, 2010.

Total restructuring expenses of $1,711 were incurred during fiscal year 2009. There is no remaining unpaid liability as of March 31, 2010, and no additional costs are expected to be incurred associated with these restructuring actions.

(5)  Treasury Securities

During March 2008, the Company purchased U.S. government treasury securities with a term to maturity of 125 days. The securities were redeemed for $2,987 during the first quarter of fiscal year 2009.

(6)  Inventories

Inventories comprise the following:

	March 31, 2010	June 30, 2009
Finished goods	$15,419	23,867
Work in process	2,645	3,462
Raw materials	37,756	31,323
Parts and supplies	7,163	8,742
Total	$62,983	67,394

At March 31, 2010, $56,415 in inventory is valued using the first-in, first-out method and $6,568 using the average cost method. At June 30, 2009, $46,712 in inventory is valued using the first-in, first-out method and $20,682 using the average cost method.

During the three and nine months ended March 31, 2009, the Company recorded inventory write-downs totaling $1,600 and $5,061, respectively, due to expected lower net realizable values for certain Solsil, Inc. (Solsil) and Ningxia Yonvey Coal Industrial Co., Ltd (Yonvey) inventories. These write-downs have been recorded in cost of goods sold. There were no significant inventory write-downs during the three and nine months ended March 31, 2010.

(7)  Property, Plant, and Equipment

Property, plant, and equipment, net of accumulated depreciation and amortization, comprise the following:

	March 31,	June 30,
	2010	2009
Land, land improvements, and land use rights	$5,097	13,835
Building and improvements	32,084	24,176
Machinery and equipment	71,506	56,912
Furnaces	107,338	99,429
Other	3,050	15,728
Construction in progress	19,446	47,257
Property, plant, and equipment, gross	238,521	257,337
Less accumulated depreciation and amortization	(49,117)	(39,830)
Property, plant, and equipment, net of accumulated depreciation and amortization	$189,404	217,507

Depreciation expense for the three and nine months ended March 31, 2010 was $5,055 and $14,558, of which $4,959 and $14,242 is recorded in cost of goods sold and $96 and $316 is recorded in selling, general, and administrative expenses, respectively. Depreciation expense for the three and nine months ended March 31, 2009 was $4,467 and $13,061, of which $4,355 and $12,740 is recorded in cost of goods sold and $112 and $321 is recorded in selling, general, and administrative expenses, respectively.

Capitalized interest for the three and nine months ended March 31, 2010 was $70 and $368, respectively. Capitalized interest for the three and nine months ended March 31, 2009 was $223 and $737, respectively.

(8)  Goodwill and Other Intangibles

Goodwill and other intangibles presented below have been allocated to the Company’s operating segments.

a.  Goodwill

Changes in the carrying amount of goodwill during the nine months ended March 31, 2010 are as follows:

Balance at June 30, 2009	$51,828
Foreign exchange rate changes	9
Balance at March 31, 2010	$51,837

There was no goodwill associated with Globe Metais, which was sold on November 5, 2009 as discussed in note 3.

b.  Other Intangible Assets

Changes in the carrying amounts of definite lived intangible assets during the nine months ended March 31, 2010 are as follows:

	Electricity
	Contracts	Other
Cost:
Balance at June 30, 2009	$7,905	323
Sale of Globe Metais (see note 3)	(5,073)	(78)
Balance at March 31, 2010	$2,832	245

Accumulated amortization:
Balance at June 30, 2009	$7,151	323
Sale of Globe Metais (see note 3)	(4,629)	(78)
Amortization expense	310	—
Balance at March 31, 2010	2,832	245
Net balance at March 31, 2010	$—	—

There were no changes in the value of the Company’s indefinite lived intangible assets during the nine months ended March 31, 2010. The trade name balance at both March 31, 2010 and June 30, 2009 is $477.

Amortization expense of purchased intangible assets for the three and nine months ended March 31, 2010 was $0 and $310, respectively, which is recorded in cost of goods sold. Amortization expense of purchased intangible assets for the three and nine months ended March 31, 2009 was $340 and $1,679, respectively, which is recorded in cost of goods sold.

c.  Goodwill and Intangible Asset Impairment

During the second quarter of fiscal year 2009, the Company experienced a decrease in profitability, and a significant decline in demand for high purity solar-grade silicon. Consistent with the guidance in ASC Subtopic 350, Intangibles — Goodwill and Other, the Company performed an interim impairment test of goodwill and indefinite-lived intangible assets at the end of the second quarter of fiscal year 2009. In performing this test, the Company made a substantial downward revision in the forecasted cash flows from its Solsil reporting unit as a result of a decrease in the market price for solar-grade silicon and weakness in demand for solar products. The Company recorded a preliminary estimate of impairment charges totaling $65,196, comprised of $57,512 of goodwill and $12,048 of unpatented technology offset by related deferred taxes totaling $4,364. These impairment charges were entirely associated with the Company’s Solsil business unit. The impairment charges were finalized in the third quarter of fiscal year 2009, in conjunction with the Company’s annual impairment assessment, resulting in an additional $144 goodwill impairment charge.

(9)  Debt

a.  Short-Term Debt

Short-term debt comprises the following:

		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line
March 31, 2010:
Type debt:
Revolving credit	$22,000	2.50%	$2,902
Export financing	—	—	3,000
Other	13,859	4.56	504
Total	$35,859		$6,406
June 30, 2009:
Type debt:
Revolving credit	$—	—%	$34,560
Export financing	—	—	7,400
Other	6,688	6.69	—
Total	$6,688		$41,960

    Revolving Credit Agreements — A summary of the Company’s revolving credit agreements at March 31, 2010 is as follows:

	Outstanding Balance	Unused Commitment	Total Commitment
Senior credit facility	$22,000	2,902	28,000

    As part of the Dow Corning transactions discussed in note 3, the Company agreed to modify the terms of its senior credit facility, which included a reduction of revolving credit from $35,000 to $28,000 in exchange for the release of the assets of West Virginia Alloys as a security for the senior credit facility. This revolving credit agreement expires in September 2013. Interest on advances under the revolving credit facility accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. The amount available under the revolving credit facility is subject to a borrowing base calculation. The total commitment on the revolving credit facility includes $10,000 for letters of credit associated with foreign supplier contracts. At March 31, 2010, there was a $22,000 balance outstanding on this revolver. The total commitment on this credit facility includes $1,288 outstanding letters of credit associated with foreign supplier contracts and a $1,810 outstanding letter of credit associated with a power supply contract. The revolving credit facility is secured by substantially all of the assets of Globe Metallurgical, Inc. (GMI), and is subject to certain restrictive and financial covenants, which include limits on additional debt, restrictions on capital expenditures, restrictions on dividend and other equity distributions, a maximum ratio of debt to earnings before interest, taxes, depreciation, and amortization, and minimum net worth and interest coverage requirements. The commitment under the revolving credit facility may be withdrawn if the Company defaults under the terms of these covenants or fails to remit payments when due. The Company was in compliance with the loan covenants at March 31, 2010.

Export Financing Agreements — The Company’s Argentine subsidiary maintains various short-term export financing agreements. Generally, these arrangements are for periods ranging between seven and eleven months, and require the Company to pledge as collateral certain export accounts receivable. There is no export financing debt outstanding at March 31, 2010.

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

b.  Long-Term Debt

Long-term debt comprises the following:

	March 31,	June 30,
	2010	2009
Senior term loan	$19,021	33,684
Export prepayment financing	—	17,000
Other	159	2,241
Total	19,180	52,925
Less current portion of long-term debt	(8,571)	(16,561)
Long-term debt, net of current portion	$10,609	36,364

Senior Term Loan  — The Company’s subsidiary, GMI, entered into a five-year senior term loan in an aggregate principal amount of $40,000 during September 2008. Interest on the senior term loan accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. Principal payments are due in quarterly installments of $2,105, commencing on December 31, 2008, and the unpaid principal balance is due in full in September 2013, subject to certain mandatory prepayments. A mandatory prepayment of $2,347 was made during the second quarter of fiscal year 2010 based on excess cash flow, as defined in the loan agreement, generated during fiscal year 2009. As part of the Dow Corning transactions discussed in note 3, the Company made a $6,000 prepayment of the senior term loan, applied to the scheduled installments of principal in inverse order of maturity, in exchange for the release of the assets of West Virginia Alloys as security for the senior term loan. The interest rate on this loan was 2.50%, equal to LIBOR plus 2.25%, at March 31, 2010. The senior term loan is secured by substantially all of the assets of GMI and is subject to certain restrictive and financial covenants, which include limits on additional debt, restrictions on capital expenditures, restrictions on dividend and other equity distributions, a maximum ratio of debt to earnings before interest, taxes, depreciation, and amortization, and minimum net worth and interest coverage requirements. The Company was in compliance with these loan covenants at March 31, 2010.

Export Prepayment Financing – The export prepayment financing was related to Globe Metais, which was sold in November 2009 as discussed in note 3.

See note 10 (Derivative Instruments) for discussion of derivative financial instruments entered into to reduce the Company’s exposure to interest rate fluctuations on outstanding long-term debt.

c.  Fair Value of Debt

The recorded carrying values of our debt balances approximate fair value given our debt is at variable rates tied to market indicators or is short-term in nature.

(10)  Derivative Instruments

The Company enters into derivative instruments to hedge certain interest rate risks and previously entered into derivative instruments to hedge certain foreign currency risks. The Company does not engage in interest rate, currency, or commodity speculation, and no derivatives are held for trading purposes. All derivatives are accounted for using mark-to-market accounting. The Company believes it is not practical to designate its derivative instruments as hedging instruments as defined under ASC Subtopic 815-10, Derivatives and Hedging (ASC 815). Accordingly, the Company adjusts its derivative financial instruments to current market value through the condensed consolidated statement of operations based on the fair value of the agreement as of period-end. Although not designated as hedged items as defined under ASC 815, these derivative instruments serve to significantly offset the Company’s interest rate risks and served to significantly offset foreign exchange risks associated with Globe Metais prior to its sale discussed in note 3. Gains or losses from these transactions offset gains or losses on the assets, liabilities, or transactions being hedged. No credit loss is anticipated as the counterparties to these agreements are major financial institutions that are highly rated.

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

The remaining notional amount of debt swapped under these three interest rate swaps totals $27,368 at March 31, 2010. Based on total prepayments of $8,347 made on GMI’s senior term loan in the second quarter of fiscal year 2010 (see note 9), the total remaining balance outstanding on GMI’s senior term loan is only $19,021 at March 31, 2010.

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

The effect of the Company’s derivative instruments on the condensed consolidated statements of operations is summarized in the following table:

	(Loss) Gain Recognized		(Loss) Gain Recognized
	During the Three Months		During the Nine Months
	Ended March 31,		Ended March 31,		Location
	2010	2009	2010	2009	of (Loss) Gain
Interest rate derivatives	$(282)	(255)	(1,027)	(1,082)	Interest expense
Foreign exchange forward contracts	—	1,173	849	1,012	Foreign exchange (loss) gain

The fair values of the Company’s derivative instruments at March 31, 2010 are summarized in note 17 (Fair Value Measures). The $406 liability associated with the Company’s interest rate derivatives is included in other long-term liabilities.

(11)  Pension Plans

The Company’s subsidiary, GMI, sponsors three noncontributory defined benefit pension plans covering certain domestic employees. These plans were frozen in 2003. The components of net periodic pension expense for the Company’s defined benefit pension plans are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Interest cost	$302	306	906	918
Expected return on plan assets	(247)	(309)	(740)	(927)
Amortization of net loss	143	58	429	172
Net periodic pension expense	$198	55	595	163

The Company expects to contribute approximately $756 to the plans for the fiscal year ended June 30, 2010, of which $502 has been contributed through March 31, 2010.

(12)  Income Taxes

The following table summarizes our provision for income taxes and effective tax rates for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Income (loss) before provision for income taxes	$2,796	952	46,848	(39,351)
Provision for income taxes	1,751	916	19,702	7,290
Effective tax rate	62.6%	96.2%	42.1%	(18.5%)

The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted as necessary for quarterly events. In accordance with ASC Topic 740, Income Taxes, the Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries. The effective tax rates for the three and nine months ended March 31, 2010 and 2009 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the respective periods.

The Company’s effective tax rate for the three months ended March 31, 2010 was 62.6% compared to 96.2% for the three months ended March 31, 2009. The Company’s effective tax rate for the nine months ended March 31, 2010 was 42.1% compared to (18.5)% for the nine months ended March 31, 2009. These rates differ from the Company’s statutory rate of 35% mainly as a result of increases to the effective tax rate from U.S. state tax expense, the exclusion of the impact of net losses from our Chinese operations, the tax benefit of which is not considered more likely than not to be realized due to a history of operating losses. In addition, the Company recognized and paid income taxes totaling $9,270 during the second quarter of fiscal year 2010 in connection with the gain on the sale of Globe Metais discussed in note 3. These increases are offset by the benefit from a tax holiday in Argentina, which is forecasted to be lower in fiscal year 2010 compared with fiscal year 2009, and the benefit from a tax holiday in Brazil for the period that we owned Globe Metais. Our effective tax rate for the nine months ended March 31, 2009 also differs from the Company’s statutory rate primarily as a result of the Solsil goodwill impairment charge of $57,656 recorded in fiscal year 2009, which was not deductible for tax purposes.

During fiscal year 2010, the Company recorded a provision for income taxes of $25,943 as reduction of additional paid-in capital in connection with the sale of the noncontrolling interest in WVA LLC discussed in note 3.

The Company currently operates under a tax holiday in Argentina and operated under a tax holiday in Brazil prior to the sale of Globe Metais. In Argentina, the Company’s manufacturing income is taxed at a preferential rate, which varies based on production levels from the Company’s Argentine facilities, compared to a statutory rate of 35%. The tax holiday in Argentina expires in 2012. In Brazil, the Company operated under a tax holiday, which resulted in a preferential tax rate of 15.25% of the Company’s manufacturing income as compared to a statutory rate of 34%. The anticipated effects of these tax holidays are incorporated into the Company’s annualized effective tax rate as noted above. For the three and nine months ended March 31, 2010, the foreign tax holidays in Argentina and Brazil provided a benefit of $194 and $651, respectively to net income. For the three and nine months ended March 31, 2009, the foreign tax holidays in Argentina and Brazil provided a benefit of $60 and $1,231, respectively to net loss.

The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods, and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. During the nine months ended March 31, 2010, the Company’s net valuation allowances increased due to the establishment of additional valuation allowances against net operating losses (NOLs) in China that may not be utilized and changes related to foreign exchange fluctuations associated with our foreign NOLs, and decreased due to the sale of Globe Metais.

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

b.  Environmental Contingencies

It is the Company’s policy to accrue for costs associated with environmental assessments, remedial efforts, or other environmental liabilities when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. When a liability for environmental remediation is recorded, such amounts will be recorded without giving effect to any possible future recoveries. At March 31, 2010, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

c.  Employee Contracts

As of March 31, 2010, there are 65 employees that are covered by a union agreement in the United States expiring within one year.

d.  Power Commitments

On May 20, 2008, Empire State Development and New York Power Authority announced that hydropower from the Niagara Power Project would be supplied to the Company, which enabled it to reopen and expand its previously idle manufacturing facility in Niagara Falls, New York. On January 30, 2009, the Company entered into a commodity purchase agreement with New York Power Authority and Niagara Mohawk Power Corporation where the Company is supplied up to a maximum of 40,000 kW of hydropower from the Niagara Power Project to operate its Niagara Falls facility. The hydropower is supplied at preferential power rates plus market-based delivery charges for a period of up to 5 years. Under the terms of the contract, the Company has committed to specified employment levels and a $60,000 capital expansion program, which, if not met, could reduce the Company’s power allocation from the Niagara Power Project. As of March 31, 2010, the Company has spent approximately $29,000 related to the capital expansion of our Niagara Falls facility.

e.  Joint Development Supply Agreement

On April 24, 2008, the Company’s subsidiaries, Solsil and GMI, entered into a technology license, joint development and supply agreement with BP Solar International Inc. (BP Solar) for the sale of solar grade silicon. As part of this agreement, BP Solar paid Solsil $10,000 as an advance for research and development services and facilities construction. This amount would be refundable to BP Solar if the Company cancels, terminates, or fails to perform under certain terms of the agreement, including lack of performance of research and development services or facilities construction. Revenue associated with facilities construction will be deferred until specified contract milestones have been achieved, less any penalties resulting from construction delays. Revenue associated with research and development services will be deferred until these services are successful in reducing manufacturing costs and then recognized ratably as product is delivered to BP Solar. If research and development services are performed, but are unsuccessful, revenue will be deferred until contract expiration and then recognized. No revenue associated with this agreement has been recognized in earnings as of March 31, 2010 in accordance with ASC 605.25.

f.  Deferred Revenue

In January 2009, the Company entered into a warehousing arrangement with a customer whereby we agreed to deliver and store uncrushed silicon metal based on the customer’s purchase instructions. The customer is required to pay for delivered material within 30 days from the date the material is placed in our warehouse. Further, the customer is required to pay a monthly storage fee based on the quantity stored. As the arrangement does not meet the revenue recognition criteria contained in SAB 104 given the Company has remaining, specific performance obligations such that the earnings process is not complete, no revenue will be recognized for silicon metal stored under this warehousing arrangement. Revenue is recognized when the remaining, specific performance obligations have been performed and delivery has occurred. As of March 31, 2010, all material previously stored under the warehousing arrangement was delivered to the customer and all remaining performance obligations were met. Accordingly, there are no deferred revenues under this agreement at March 31, 2010.

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

Prior to the expiration date, the Company received exercise notifications from the holders of substantially all of the outstanding warrants and UPOs. The holders of the UPOs exercising their UPOs also immediately exercised the warrants issuable upon the exercise of their UPOs. As a result of all of these exercises, the Company issued 1,775,933 shares of common stock to the former holders of the warrants and UPOs, and no warrants or UPOs remain outstanding at March 31, 2010. The Company received $1,497 in cash with respect to these exercises, and the remainder of the shares were issued on a net, cashless basis. The sales and issuances of shares pursuant to the warrant and UPO exercises were deemed to be exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) pertaining to private offers and sales or Regulation S pertaining to foreign offers and sales.

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

As discussed in note 3, the Company recorded an increase in noncontrolling interest of $27,012 in association with the sale of a 49% membership interest in WVA LLC on November 5, 2009.

(15)  Earnings (Loss) Per Share

Basic earnings (loss) per common share are calculated based on the weighted average number of common shares outstanding during the three and nine months ended March 31, 2010 and 2009, respectively. Diluted earnings (loss) per common share assumes the exercise of stock options, the conversion of warrants, and the exercise of UPOs, provided in each case the effect is dilutive.

The reconciliation of the amounts used to compute basic and diluted earnings (loss) per common share for the three and nine months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Basic earnings (loss) per share computation
Numerator:
Net income (loss) attributable to Globe Specialty Metals, Inc.	$516	937	27,492	(43,619)
Denominator:
Weighted average basic shares outstanding	74,320,358	63,930,084	73,238,833	63,819,677
Basic earnings (loss) per common share	$0.01	0.01	0.38	(0.68)
Diluted earnings (loss) per share computation
Numerator:
Net income (loss) attributable to Globe Specialty Metals, Inc.	$516	937	27,492	(43,619)
Denominator:
Weighted average basic shares outstanding	74,320,358	63,930,084	73,238,833	63,819,677
Effect of dilutive securities	1,249,635	2,966,216	1,172,638	—
Weighted average diluted shares outstanding	75,569,993	66,896,300	74,411,471	63,819,677
Diluted earnings (loss) per common share	$0.01	0.01	0.37	(0.68)

The following potential common shares were excluded from the calculation of diluted earnings (loss) per common share because their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Stock options	160,000	1,873,000	160,000	1,837,000
Warrants	—	—	—	19,161,473
UPOs	—	1,325,414	—	1,325,414
Total	160.000	3,198,414	160,000	22,323,887

(16)  Share-Based Compensation

The Company’s share-based compensation program consists of the Globe Specialty Metals, Inc. 2006 Employee, Director and Consultant Stock Plan (the Stock Plan), which was approved by the Company’s stockholders on November 10, 2006. The Stock Plan provides for the issuance of a maximum of 5,000,000 shares of common stock for the granting of incentive stock options, nonqualified options, stock grants, and share-based awards. Any remaining shares available for grant, but not yet granted, will be carried over and used in the following fiscal years. During the nine months ended March 31, 2010, share-based compensation awards were limited to the issuance of nonqualified stock options and 3,081 common stock grants.

At March 31, 2010, there were 631,919 shares available for grant. 3,533,500 outstanding incentive stock options vest and become exercisable in equal one-quarter increments every six months from the date of grant or date of modification. 810,000 option grants vest and become exercisable in equal one-third increments on the first, second, and third anniversaries of the date of grant. 21,500 option grants and 3,081 common stock grants were issued as immediately vested at the date of grant. All option grants have maximum contractual terms ranging from 5 to 10 years.

A summary of the changes in options outstanding under the Stock Plan during the nine months ended March 31, 2010 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term in Years	Value
Outstanding as of June 30, 2009	4,315,000	$5.12	4.83	$5,095
Granted	60,000	11.40
Exercised	—	—
Forfeited and expired	(10,000)	4.00
Outstanding as of March 31, 2010	4,365,000	$5.21	4.09	$27,536
Exercisable as of March 31, 2010	1,631,083	$6.02	3.89	$8,741

During the nine months ended March 31, 2010, 1,101,084 options vested, resulting in total vested options of 1,631,083. There are 2,733,917 nonvested options outstanding with a grant date fair value, as modified, of $1.67. The weighted average per share fair value of stock option grants at March 31, 2010 is $4.14.

For the three and nine months ended March 31, 2010, share-based compensation expense was $1,260 ($680 after tax) and $4,491 ($2,423 after tax), respectively. For the three and nine months ended March 31, 2009, share-based compensation expense was $1,508 ($813 after tax) and $4,704 ($2,538 after tax), respectively. The expense is reported within selling, general, and administrative expenses.

As of March 31, 2010, the Company has unearned compensation expense of $5,432, before income taxes, related to nonvested stock option awards. The unrecognized compensation expense is expected to be recognized over the following periods ending on June 30:

	2010	2011	2012	2013	2014
Share-based compensation (pretax)	$1,215	4,102	113	2	—

It is the Company’s policy to issue new shares to satisfy the requirements of its share-based compensation plan. The Company does not expect to repurchase shares in the future to support its share-based compensation plan.

(17)  Fair Value Measures

Effective July 1, 2009, the Company completed its adoption of ASC 820, which establishes a fair value hierarchy for disclosure of fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to value the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

The Company does not have any assets that are required to be remeasured at fair value at March 31, 2010. The following table summarizes liabilities measured at fair value on a recurring basis at March 31, 2010:

	Total	Level 1	Level 2	Level 3
Interest rate derivatives	$406	—	406	—

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

A current and a former member of the board of directors are affiliated with Marco International and Marco Realty. During the three and nine months ended March 31, 2010 and 2009, the Company:

•
Paid Marco Realty $51 and $47 during the three months ended March 31, 2010 and 2009, respectively, and $149 and $144 during the nine months ended March 31, 2010 and 2009, respectively, to rent office space for its corporate headquarters in New York City, New York.

•
Entered into agreements with Marco International to purchase carbon electrodes. Marco International billed $3,462 and $0 during the three months ended March 31, 2010 and 2009, respectively, and $6,485 and $0 during the nine months ended March 31, 2010 and 2009, respectively, under these agreements.

•
Entered into an agreement to sell ferrosilicon to Marco International. Net sales were $107 and $74 during the three months ended March 31, 2010 and 2009, respectively, and $373 and $250 during the nine months ended March 31, 2010 and 2009, respectively, under this agreement.

•
Entered into agreements to purchase sodium carbonate from Marco International. During the three months ended March 31, 2010 and 2009, purchases totaled $0 and $40, respectively. During the nine months ended March 31, 2010 and 2009, purchases totaled $0 and $126, respectively.

The Company is affiliated with Norchem, Inc. (Norchem) through its 50.0% equity interest. During the three months ended March 31, 2010 and 2009, the Company sold Norchem product valued at $1,219 and $1,103, respectively. During the nine months ended March 31, 2010 and 2009, the Company sold Norchem product valued at $2,485 and $3,218, respectively. At March 31, 2010, receivables from Norchem totaled $675.

Certain entities of the D.E. Shaw group are stockholders of the Company. The Company had outstanding financing arrangements totaling $17,000 with certain entities of the D.E. Shaw group at June 30, 2008. The notes were paid in full in September 2008. Interest expense on these financing arrangements totaled $0 and $389 during the three and nine months ended March 31, 2009, respectively.

Prior to our Yonvey business combination, Yonvey’s predecessor had entered into a lending agreement with the remaining minority stockholder. At March 31, 2010, $845 remained payable to Yonvey from this related party.

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

Each of our reportable segments distributes its products in both its country of domicile as well as to other international customers. The following presents the Company’s consolidated net sales by product line:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Silicon metal	$73,006	47,578	216,592	205,454
Silicon-based alloys	34,192	24,054	94,098	116,651
Other, primarily by-products	5,288	4,514	15,532	22,505
Total	$112,486	76,146	326,222	344,610

a.  Segment Data

The Company began to allocate certain general corporate expenses in fiscal year 2009. Segment results for the three and nine months ended March 31, 2009 have been updated to conform to this reporting convention. Summarized financial information for our reportable segments as of, and for, the three and nine months ended March 31, 2010 and 2009, is shown in the following tables:

	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2010			2009
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes
GMI	$86,693	4,913	4,404	48,459	2,717	3,274
Globe Metais	12,623	210	204	18,598	2,121	2,280
Globe Metales	11,979	2,009	2,141	9,002	2,443	1,983
Solsil	-	(295)	(295)	112	(1,421)	(1,424)
Corporate	-	(3,012)	(2,777)	-	(2,333)	(2,457)
Other	3,309	(844)	(1,207)	3,275	(2,639)	(2,791)
Eliminations	(2,118)	326	326	(3,300)	87	87
	$112,486	3,307	2,796	76,146	975	952

	Nine Months Ended				Nine Months Ended
	March 31,				March 31,
	2010				2009
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes	Total Assets	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes
GMI	$234,068	26,840	25,501	273,069	223,354	41,839	41,120
Globe Metais	53,603	4,159	7,485	8,510	77,064	13,590	8,754
Globe Metales	35,502	8,243	7,645	68,561	41,640	13,664	12,809
Solsil	20	(1,186)	(1,216)	25,286	2,117	(79,150)	(78,993)
Corporate	-	10,858	10,696	416,404	-	(16,683)	(15,510)
Other	8,932	(3,495)	(3,943)	41,713	14,673	(5,741)	(6,220)
Eliminations	(5,903)	680	680	(231,277)	(14,238)	(1,311)	(1,311)
	$326,222	46,099	46,848	602,266	344,610	(33,792)	(39,351)

The accounting policies of our operating segments are the same as those disclosed in note 2 (Summary of Significant Accounting Policies) to our June 30, 2009 financial statements. We evaluate segment performance principally based on operating income (loss). Intersegment net sales are not material.

b.  Geographic Data

Net sales are attributed to geographic regions based upon the location of the selling unit. Net sales by geographic region for the three and nine months ended March 31, 2010 and 2009 consist of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
United States	$99,318	61,874	274,721	265,912
Argentina	10,387	7,058	30,597	34,178
Brazil	—	5,210	12,820	35,877
China	48	162	472	3,171
Poland	2,733	1,842	7,612	5,472
Total	$112,486	76,146	326,222	344,610

Long-lived assets by geographical region at March 31, 2010 and June 30, 2009 consist of the following:

	March 31,	June 30,
	2010	2009
United States	$180,888	180,392
Argentina	31,641	32,515
Brazil	-	29,760
China	28,382	27,060
Poland	807	839
Total	$241,718	270,566

Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation and amortization, and goodwill and other intangible assets.

c.  Major Customer Data

The following is a summary of the Company’s major customers and their respective percentages of consolidated net sales for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Dow Corning	10%	21%	14%	16%
Wacker Chemie AG	12	16	13	10
All other customers	78	63	73	74
	100%	100%	100%	100%

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

(20)  Subsequent Events

On April 1, 2010, the Company, pursuant to a Purchase and Sale Agreement dated as of March 26, 2010 (the Purchase Agreement), purchased from Ospraie Special Opportunities Master Alternative Holdings LLC, The Ospraie Fund L.P., Ospraie Holdings, Inc., and the individuals named in the Purchase Agreement all of the ownership interests in Core Metals Groups Holdings LLC (Core Metals), a Delaware limited liability company, for $52,000 in cash, including $15,329 borrowed under the Company’s senior revolving credit facility. The purchase price is subject to customary post-closing adjustments for changes in working capital and related matters. Core Metals is a leading producer, marketer, and distributor of ferroalloys and specialty materials for the North American steel and foundry industry. The acquisition was made to strengthen our growing ferrosilicon business and expand the line of products and services we offer to steel markets around the world.

On April 7, 2010, the Company sold Masterloy Products Company (Masterloy), an unlimited liability company located in Ontario, Canada, for $3,000 in cash. Masterloy was acquired in connection with the Company’s acquisition of Core Metals. Masterloy is a producer of ferrovanadium and ferromolybdenum, an ancillary business we do not consider critical to our fundamental business strategy.

The Company has evaluated subsequent events through the date these financial statements were issued.

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

Introduction

Globe Specialty Metals, Inc., together with its subsidiaries (collectively, “we,” “our,” “GSM” or the “Company”) is one of the leading manufacturers of silicon metal and silicon-based alloys. As of March 31, 2010, we owned and operated eight manufacturing facilities, principally in three primary operating segments: GMI, our U.S. operations; Globe Metais, our Brazilian operations, the manufacturing component of which was sold on November 5, 2009; and, Globe Metales, our Argentine operations.

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

Overview and Recent Developments

Our markets for silicon metal and silicon-based alloys continue to improve and expand with both pricing and volume increasing.  Our primary end markets, which include chemicals, steel, aluminum and solar are all continuing their quarter-over-quarter growth as they recover from the global recession. The chemical end market in particular, which represents producers of silicones, appears to have recovered to pre-recession levels. Major silicones producers have recently announced volume growth and increased capacity utilization amid strong customer demand. Steel industry capacity utilization continues to rise and, in the United States, reached 72% in March 2010, its highest level in eighteen months. Aluminum demand is also rising as domestic auto production continues to recover from the recession and demand from polysilicon producers continues to grow as new capacity comes on line. Overall, we continue to see increasing customer demand and rising prices for silicon metal and silicon-based alloys.

We increased our production volume during the quarter ended March 31, 2010 in response to increasing customer demand and, by March 31, 2010, all sixteen of our furnaces in our five silicon and silicon-based alloy plants were running. This includes restarting our Selma, Alabama plant in January 2010, which had been idled since April 2009 at the height of the global economic recession, and continuing the process of ramping up production at our Niagara Falls, New York plant, which had been idled for more than five years. The Selma plant has a capacity of 25,000 MT of silicon metal and, since the plant was idled for only eight months, we were able to ramp up production to full capacity by March 31, 2010. In the quarter, we incurred approximately $600,000 of pre-tax start-up expense related to the Selma plant.

The Niagara Falls plant has a capacity of 30,000 MT of silicon metal. As the facility was idled for an extended period of time, reaching full capacity has been difficult. For the quarter ended March 31, 2010, the Niagara Falls plant was running both of its furnaces, but produced only 75% of its expected output as we worked to stabilize the furnaces. The cost of production at Niagara Falls was also significantly higher than expected, reflected in reduced output and higher raw material and staffing costs. We incurred approximately $2,400,000 of pre-tax start-up costs in the quarter for Niagara Falls. Our Alloy, West Virginia plant, jointly owned with Dow Corning Corporation (Dow Corning), is operating at full capacity as expected.

Net sales for the quarter ended March 31, 2010 increased approximately $4,208,000, or 4%, from the previous quarter ended December 31, 2009, despite an approximate $6,800,000 decline in sales from Globe Metais as a result of the sale of our Brazilian manufacturing operations to Dow Corning. Our average selling price of silicon metal declined by 8% versus the previous quarter primarily as a result of an increase in material shipped at cost to Dow Corning from the Alloy joint venture and a reduction in volume from calendar 2009 above market contracts, which had only modest carryover volume in the current quarter and were fully satisfied by the end of the quarter.

The average price of silicon-based alloys increased 4% in the quarter as ferrosilicon prices began to rise and we focused on specialty grade product. Tons shipped in the quarter increased 7% as customer demand continues to accelerate. Silicon metal tons shipped increased 7% and silicon-based alloy shipments increased 8%. Net sales increased $36,340,000, or 48%, over the same quarter in the prior year primarily due to increased customer demand, partially offset by a decline in sales of approximately $6,000,000 from Globe Metais.

Income before provision for income taxes totaled approximately $2,796,000 in the quarter and included start-up costs described above of approximately $3,000,000. This compares to income before provision for income taxes in the preceding quarter ended December 31, 2009 of approximately $30,500,000, which included a pre-tax gain of approximately $23,368,000 from the sale of our Brazilian manufacturing operations, and a $952,000 pre-tax profit in the same quarter in the prior year.

On April 1, 2010, we purchased all of the ownership interests in Core Metals Groups Holdings LLC (Core Metals), a Delaware limited liability company, for $52,000,000 in cash, including $15,329,000 borrowed under our senior revolving credit facility. The purchase price is subject to customary post-closing adjustments for changes in working capital and related matters. Core Metals is a leading producer, marketer, and distributor of ferroalloys and specialty materials for the North American steel and foundry industry. The acquisition was made to strengthen our growing ferrosilicon business and expand the line of products and services we offer to steel markets around the world. Core Metals will be included in our GMI reportable segment. For the fiscal third quarter ended March 31, 2010, we incurred $521,000 in selling, general and administrative expenses related to the Core Metals acquisition.

On April 7, 2010, the Company sold Masterloy Products Company (Masterloy), an unlimited liability company located in Ontario, Canada, for $3,000,000 in cash. Masterloy was acquired in connection with our acquisition of Core Metals. Masterloy is a producer of ferrovanadium and ferromolybdenum, an ancillary business we do not consider critical to our fundamental business strategy.

Outlook

Demand for our products continues to increase as customers experience continued end market growth. As demand continues to improve, the spot price for silicon metal and silicon-based alloys has risen, a trend which we anticipate to continue. However, we expect our average selling price of silicon metal to decline modestly in our fiscal fourth quarter ending June 30, 2010 as we ship a higher volume of material under a long-term, low-priced contract with Dow Corning, which expires on December 31, 2010.

We expect sales volumes to increase in the quarter ended June 30, 2010 from the Core Metals acquisition and as we operate all sixteen existing furnaces, including increasing output at Niagara Falls. We are making improvements at our Niagara Falls plant, including enhanced employee training and supervision and improved maintenance. Although the plant continues to operate at approximately 75% of its stated capacity, we anticipate these improvements will increase production at the plant by the end of our fourth fiscal quarter.

The acquisition of Core Metals Group, which closed on April 1, 2010, will provide us with approximately 42,000 MT of additional annual ferrosilicon (a silicon-based alloy) production capacity from its Bridgeport, Alabama plant. Ferrosilicon demand and pricing are rising as the domestic steel industry continues to recover from the global economic recession. Bridgeport has traditionally produced a mix of higher-margin 75% ferrosilicon and lower-margin standard grade 50% ferrosilicon. We anticipate shifting production towards the higher margin products to further improve gross margin. Overall, the Core Metals acquisition should lower our average selling price of silicon-based alloys, since ferrosilicon is sold on a silicon-contained basis, but it will add meaningfully to our gross margin. The gross margin produced from Core Metals will initially be modest in our fiscal fourth quarter since the acquired finished goods inventory will be valued at estimated selling price less the sum of costs of disposal and a profit allowance for our selling efforts.

We anticipate a modest increase in earnings in our fiscal fourth quarter ending June 30, 2010 from the quarter ended March 31, 2010 as a result of the expected increase in production from our existing plants and the acquisition of Core Metals Group, partially offset by an expected decline in the average selling price of silicon metal. At the beginning of calendar 2011, after the below-market 20,000 MT contract expires and our calendar 2010 annual contracts re-price, we expect a significant increase in our silicon metal average selling price, which would directly improve earnings.

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

Goodwill and Other Intangibles

We annually review, in the third quarter of our fiscal year, goodwill and other intangibles with indefinite useful lives for impairment. After performing this review in the third quarter of fiscal year 2010, management concluded that no material goodwill or other intangibles exist that are at risk of failing step one of the impairment test, as defined in ASC 350, Intangibles–Goodwill and Other.

Results of Operations

GSM Three Months Ended March 31, 2010 vs. 2009

Consolidated Operations:

	Three Months Ended
	March 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$112,486	76,146	36,340	47.7%
Cost of goods sold	99,135	62,894	36,241	57.6%
Selling, general and administrative expenses	10,008	10,500	(492)	(4.7%)
Research and development	36	246	(210)	(85.4%)
Restructuring charges	-	1,387	(1,387)	NA
Goodwill and intangible asset impairment	-	144	(144)	NA
Operating income	3,307	975	2,332	239.2%
Interest expense, net	(993)	(1,350)	357	(26.4%)
Other income	482	1,327	(845)	(63.7%)
Income before provision for income taxes	2,796	952	1,844	193.7%
Provision for income taxes	1,751	916	835	91.2%
Net income	1,045	36	1,009	2,802.8%
(Income) losses attributable to noncontrolling interest, net of tax	(529)	901	(1,430)	(158.7%)
Net income attributable to Globe Specialty Metals, Inc.	$516	937	(421)	(44.9%)

Net Sales:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$73,006	30,681	$2,380	$47,578	18,564	$2,563
Silicon-based alloys	34,192	17,003	2,011	24,054	9,729	2,472
Silicon metal and silicon-based alloys	107,198	47,684	2,248	71,632	28,293	2,532
Silica fume and other	5,288			4,514
Total net sales	$112,486			$76,146

Net sales increased $36,340,000 from the prior year to $112,486,000 primarily as a result of a 69% increase in tons sold offset by an 11% decline in our average selling price. The increase in tons sold, which represents sales of $49,039,000, resulted from a 65% increase in silicon metal volume and a 75% increase in silicon-based alloy volume. The increase in tons sold of silicon metal was due to additional volume of approximately 5,800 tons produced by the Niagara Falls plant, which reopened in November 2009, driven by demand from our silicones and aluminum end markets. The increase in tons sold of silicon-based alloys was due to higher customer demand from increased steel production driven by higher automobile production and construction spending. Silica fume and other revenue increased by $774,000 as a result of an increase in production levels and sales of by-products.

The GMI segment includes the Alloy joint venture, which was entered into on November 5, 2009, and sells 49% of the output of the Alloy plant to Dow Corning at cost. We control the joint venture and consolidate its results in our financial statements.

Cost of Goods Sold:

The $36,241,000, or 58%, increase in cost of goods sold was a result of a 69% increase in tons sold, which contributed $43,105,000 to cost of goods sold, offset by a 7% decline in our cost per ton sold. This decrease was the result of several factors, including our overall cost reduction programs, the curtailment of Solsil production, which lowered cost of goods sold by $773,000 and tons sold by only 33, and a mix shift within silicon-based alloys, which lowered cost of goods sold by approximately $1,800,000. These cost decreases were partially offset by lower capacity utilization during the quarter and start-up costs of approximately $3,000,000, primarily at our Niagara Falls and Selma plants.

Gross margin represented approximately 17% of net sales in the third quarter of fiscal year 2009 and decreased to approximately 12% of net sales in the third quarter of fiscal year 2010, primarily as a result of lower silicon-based alloy selling prices and the start-up costs at Niagara Falls and Selma.

Selling, General and Administrative Expenses:

The decrease in selling, general and administrative expenses of $492,000 was primarily due to the timing of the sale of our Brazilian manufacturing operations, which resulted in a $1,700,000 expense reduction, offset by an increase of $537,000 in wages, benefits and bonuses at GMI, and transaction costs of $521,000 associated with the acquisition of Core Metals.

Research and Development:

The decrease in research and development expenses of $210,000 was primarily due to the suspension of production activities at Solsil, which resulted in a decrease of $96,000.

Goodwill and Intangible Asset Impairment:

Goodwill and intangible asset impairment for the second quarter of fiscal year 2009 was approximately $69,560,000 and was associated with the Solsil business unit. The global economic slowdown, combined with a decrease in oil prices, caused a sharp decline in the product price and demand for upgraded metallurgical grade silicon. As a result, it was determined that the value of the Solsil business unit no longer supported its goodwill and intangible asset balances. The impairment charges were finalized in the third quarter of fiscal year 2009, in conjunction with our annual impairment assessment, resulting in an additional $144,000 goodwill impairment charge.

Net Interest Expense:

Net interest expense decreased by $357,000 due the timing of the sale of our Brazilian manufacturing operations on November 5, 2009, which resulted in a reduction in interest expense of $588,000, offset by higher interest expense of $292,000 at GMI due primarily to an increase in our interest rate swap liability in the third quarter of fiscal year 2010.

Other Income:

Other income decreased by $845,000 due primarily to a one-time gain from the settlement of litigation at GMI of $1,002,000 and an $851,000 gain at Globe Metais on our foreign exchange forward contracts, both of which occurred in the third fiscal quarter of 2009. We did not have any foreign exchange forward contracts in the third fiscal quarter of 2010. These two prior year gains were offset by year-over-year increases in income from GMI’s Norchem affiliate of $404,000, hydropower dividends at Globe Metales of $398,000 due to the timing of the annual dividend, and a year-over-year decrease in losses of $257,000 from the revaluation of real denominated assets and liabilities.

Provision for Income Taxes:

Provision for income taxes as a percentage of pre-tax income was approximately 63%, or $1,751,000, in the third quarter of fiscal year 2010 and was approximately 96%, or $916,000, in the third quarter of fiscal year 2009. The decrease in the effective tax rate is due primarily to a smaller unfavorable impact in the period of the Company not recording a tax benefit for net losses generated from our Chinese operations due to a history of operating losses, coupled with a change in the mix of operating income earned year-over-year from various taxing jurisdictions.

Segment Operations

    GMI

	Three Months Ended
	March 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$86,693	48,459	38,234	78.9%
Cost of goods sold	76,370	41,302	35,068	84.9%
Selling, general and administrative expenses	5,410	4,185	1,225	29.3%
Restructuring charges	-	255	(255)	NA
Operating income	$4,913	2,717	2,196	80.8%

Net sales increased $38,234,000, or 79%, from the prior year to $86,693,000. The increase was primarily attributable to a 77% increase in tons sold. Silicon metal volumes were up 96% due to increased customer demand and the timing of the fulfillment of long-term contracts, as well as the impact of the reopening of the Niagara Falls plant in November 2009 and the shutdown of Selma in April 2009, which combined provided approximately 7,800 incremental tons. Silicon-based alloy volume was up 44% due to an increase in demand for ferrosilicon due to higher steel production and magnesium ferrosilicon, primarily from the automotive industry. Pricing for silicon metal was up by 2% due to favorable annual contracts offset by the impact of the Alloy joint venture pricing. Pricing for silicon-based alloys was down 8% due to a shift in product mix towards ferrosilicon coupled with reduced ferrosilicon pricing, which was a result of reduced demand and aggressive imports.

The GMI segment includes the Alloy joint venture, which was entered into on November 5, 2009, and sells 49% of the output of the Alloy plant to Dow Corning at cost. We control the joint venture and consolidate its results in our financial statements. As a result of the joint venture, GMI’s total sales and gross margin have been reduced by virtue of the material sold to Dow Corning at cost. Silicon metal pricing was down 5% from the immediately preceding quarter, largely due to material supplied at cost under the joint venture agreement.

Operating income increased by $2,196,000 from the prior year to $4,913,000. This was primarily due to increased production volumes partially offset by increased production costs. Cost of goods sold increased by 85% while volumes increased only by 77%. This increase in cost per ton sold was due to start-up costs of approximately $2,400,000 and $600,000 at Niagara Falls and Selma, respectively, higher labor costs and higher electrode prices.

    Globe Metais

	Three Months Ended
	March 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$12,623	18,598	(5,975)	(32.1%)
Cost of goods sold	12,319	13,970	(1,651)	(11.8%)
Selling, general and administrative expenses	94	2,113	(2,019)	(95.6%)
Research and development	-	23	(23)	NA
Restructuring charges	-	371	(371)	NA
Operating income	$210	2,121	(1,911)	(90.1%)

Net sales decreased $5,975,000, or 32%, from the prior year to $12,623,000. The decrease was primarily attributable to a decrease in tons sold of 25% and a decrease in average selling prices of 6%. After the sale of our Brazilian manufacturing operations on November 5, 2009, we continued to fulfill certain foreign customer contracts, which were less favorably priced starting in calendar 2010, and experienced a decrease in the sale of by-products of $867,000, as well as a sales decrease of $4,375,000 on lower volumes.

Operating income decreased by $1,911,000 from the prior year to $210,000. On November 5, 2009, we sold our Brazilian manufacturing operations to Dow Corning for net proceeds of approximately $65,600,000. We retained certain export customers from the Brazilian manufacturing operations, which should account for approximately $40,000,000 of annual sales. During calendar year 2010, we are obligated to purchase the material to fulfill these contracts from Dow Corning in Brazil, and we expect to earn only a modest gross margin; however, beginning in January 2011, we can source this material from our other plants at a lower cost. Now that this operating segment has transitioned to a distribution business, we expect to incur only modest selling, general and administrative expenses as virtually all costs will be included in cost of goods sold.

    Globe Metales

	Three Months Ended
	March 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$11,979	9,002	2,977	33.1%
Cost of goods sold	9,150	5,356	3,794	70.8%
Selling, general and administrative expenses	820	734	86	11.7%
Restructuring charges	-	469	(469)	NA
Operating income	$2,009	2,443	(434)	(17.8%)

Net sales increased $2,977,000 from the prior year to $11,979,000. This increase was the result of two significant offsetting trends, a 104% increase in volume and a 30% decrease in average selling price. Volumes increased from higher shipments of magnesium ferrosilicon and calcium silicon as demand in the automotive and steel end markets continued to recover. Pricing decreased due to the completion of certain favorable long-term contracts.

Operating income decreased by $434,000 from the prior year to $2,009,000. The decrease was primarily due to a decrease in average selling price offset by higher volumes and lower production costs. Average selling prices decreased by 30% while cost per ton decreased by 16%. This decrease in cost per ton sold was primarily due to aggressive cost reductions. Power costs increased beginning in November 2009 as our long-term power agreement expired. We are currently negotiating a new contract, which we expect will be at a higher rate than the expired contract, and are paying a month-to-month rate until a new contract is completed.

    Solsil

	Three Months Ended
	March 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$0	112	(112)	NA
Cost of goods sold	166	939	(773)	(82.3%)
Selling, general and administrative expenses	93	131	(38)	(29.0%)
Research and development	36	132	(96)	(72.7%)
Restructuring charges	-	187	(187)	NA
Goodwill and intangible asset impairment	-	144	(144)	NA
Operating loss	$(295)	(1,421)	1,126	(79.2%)

Net sales decreased $112,000 from the prior year to $0. The decrease was primarily attributable to Solsil suspending commercial production as a result of a significant decline in the price of polysilicon and the decline in demand for upgraded metallurgical grade silicon. As a result, we are concentrating our efforts at Solsil on research and development activities.

Operating loss decreased by $1,126,000 from the prior year to $295,000. The primary driver of the reduction was a decrease in cost of goods sold of $773,000 from the prior year to $166,000 as a result of Solsil’s suspension of commercial production and enhanced focus on refining its production processes to enhance yield and reduce the cost of production. As a result of these changes, selling, general and administrative expenses decreased $38,000 and research and development expenses decreased $96,000.

    Corporate

	Three Months Ended
	March 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$3,012	2,238	774	34.6%
Restructuring charges	-	95	(95)	NA
Operating loss	$(3,012)	(2,333)	(679)	29.1%

Operating loss increased by $679,000 from the prior year to $3,012,000. The increase in operating loss was primarily due to an increase in selling, general and administrative expenses of $774,000 from the prior year to $3,012,000. This was primarily due to transaction costs of $521,000 associated with the Core Metals business acquisition.

GSM Nine Months Ended March 31, 2010 vs. 2009

Consolidated Operations:

	Nine Months Ended
	March 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$326,222	344,610	(18,388)	(5.3%)
Cost of goods sold	267,087	261,989	5,098	1.9%
Selling, general and administrative expenses	35,873	44,200	(8,327)	(18.8%)
Research and development	151	1,122	(971)	(86.5%)
Restructuring charges	(81)	1,387	(1,468)	(105.8%)
Gain on sale of Globe Metais	(22,907)	-	(22,907)	NA
Goodwill and intangible asset impairment	-	69,704	(69,704)	NA
Operating income (loss)	46,099	(33,792)	79,891	(236.4%)
Interest expense, net	(3,211)	(4,966)	1,755	(35.3%)
Other income (loss)	3,960	(593)	4,553	(767.8%)
Income (loss) before provision for income taxes	46,848	(39,351)	86,199	(219.1%)
Provision for income taxes	19,702	7,290	12,412	170.3%
Net income (loss)	27,146	(46,641)	73,787	(158.2%)
Losses attributable to noncontrolling interest, net of tax	346	3,022	(2,676)	(88.6%)
Net income (loss) attributable to Globe Specialty Metals, Inc.	$27,492	(43,619)	71,111	(163.0%)

Net Sales:

	Nine Months Ended March 31, 2010			Nine Months Ended March 31, 2009
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$216,592	85,402	$2,536	$205,454	80,373	$2,556
Silicon-based alloys	94,098	46,862	2,008	116,651	47,460	2,458
Silicon metal and silicon-based alloys	310,690	132,264	2,349	322,105	127,833	2,520
Silica fume and other	15,532			22,505
Total net sales	$326,222			$344,610

Net sales decreased $18,388,000, or 5%, from the prior year to $326,222,000 primarily as a result of a 7% decline in average selling price offset by a 4% increase in tons sold. The decline in average selling price resulted in decreased net sales of approximately $22,801,000 and was a result of an 18% decrease in the average selling price of silicon-based alloys and a 1% decrease in the average selling price of silicon metal. The decline in silicon-based alloy pricing was due to a significant reduction in steel production driven by lower automobile production and construction spending. This resulted in an overall reduction in customer demand, which caused us to reduce pricing to retain volume and also caused a mix shift towards the production of ferrosilicon, which is our lowest priced alloy. The decrease in silicon metal pricing was primarily due to the impact of shipping 49% of the Alloy joint venture output at cost to Dow Corning, offset by favorable annual contracts. The increase in tons sold resulted in an increase in net sales of $11,386,000 and was related to a 6% increase in silicon metal, offset by a 1% decrease in silicon-based alloy tons sold. Silicon metal volume sold was up due to the reopening of the Niagara Falls facility in November 2009, which provided approximately an additional 8,900 tons, offset by a decrease in production volumes in Selma of approximately 6,400 tons due to plant closure starting in April 2009. The lower silicon-based alloy volume came from fewer annual contracts and decreased spot sales caused by the global economic recession, which resulted in an across the board reduction in end market demand. This decrease occurred mostly in the first quarter of calendar year 2009. Silica fume and other revenue decreased by $6,973,000 as a result of a decline of $2,699,000 in our sales of electrodes to third parties, and lower production levels and sales of other by-products.

The GMI segment includes the Alloy joint venture, which was entered into on November 5, 2009, and sells 49% of the output of the Alloy plant to Dow Corning at cost. We control the joint venture and consolidate its results in our financial statements.

Cost of Goods Sold:

The $5,098,000, or 2%, increase in cost of goods sold was a result of a 4% increase in tons sold offset by a 2% decline in cost per ton sold. This decline in cost per ton sold was the result of several factors, including the curtailment of Solsil production, which lowered cost of goods sold by $8,878,000 and tons sold by only 213, a mix shift within silicon-based alloys to lower cost ferrosilicon, which reduced cost of goods sold by approximately $7,300,000 and our overall cost reduction programs. These cost decreases were partially offset by lower capacity utilization during the first three quarters of fiscal year 2010 and start-up costs totaling approximately $6,900,000, primarily at our Niagara Falls and Selma plants.

Gross margin represented approximately 24% of net sales in the fiscal year to date period ending March 2009 and decreased to approximately 18% of net sales in the fiscal year to date period ending March 2010, primarily as a result of the start-up costs for Niagara Falls and Selma, the impact of selling 49% of the Alloy joint venture output at cost, and the lower silicon-based alloy average selling price.

Selling, General and Administrative Expenses:

The decrease in selling, general and administrative expenses of $8,327,000, or 19%, was largely due to the write-off of $2,527,000 of deferred offering costs in the second quarter of fiscal year 2009, caused by a more than 90 day delay in our initial public offering, a decrease of $1,179,000 and $632,000 in audit and audit related professional fees at Corporate and Yonvey, respectively, a decrease of $1,033,000 of wages, insurance and general expense at Yonvey through aggressive cost cutting measures, a decrease of $489,000 primarily in salaries and wages at Solsil due to the suspension of commercial production, and a decrease of approximately $4,262,000 at Metais, of which $3,550,000 was due to the timing of the sale of our Brazilian manufacturing operations, and the balance was due to aggressive cost reduction measures. These decreases were offset in part by an increase in bonus accruals, and salaries and benefits of $626,000 and $527,000, respectively at Corporate.

Research and Development:

The decrease in research and development expenses of $971,000 was primarily due to the suspension of production and related activities at Solsil, which resulted in a decrease of $763,000.

Gain on Sale of Globe Metais:

Gain on sale of Globe Metais recorded in the second quarter of fiscal year 2010 was approximately $22,907,000 and was net of transaction expense of $2,699,000. The gain was associated with the sale of our Brazilian manufacturing operations on November 5, 2009 for net cash proceeds of $65,600,000, which represented a purchase price of $75,000,000 less withholding taxes and certain expenses.

Goodwill and Intangible Asset Impairment:

Goodwill and intangible asset impairment for the second quarter of fiscal year 2009 was approximately $69,560,000 and was associated with the Solsil business unit. The global economic slowdown, combined with a decrease in oil prices, caused a sharp decline in the product price and demand for upgraded metallurgical grade silicon. As a result, it was determined that the value of the Solsil business unit no longer supported its goodwill and intangible asset balances. The impairment charges were finalized in the third quarter of fiscal year 2009, in conjunction with the annual impairment assessment, resulting in an additional $144,000 goodwill impairment charge.

  Net Interest Expense:

Net interest expense decreased by $1,755,000 due to the refinancing and repayment of credit facilities at GMI and Yonvey, which resulted in lower average debt balances and interest rates, and the timing of the sale of our Brazilian manufacturing operations on November 5, 2009.

Other Income (Loss):

Other income (loss) increased by $4,553,000 due to a year-over-year foreign exchange gain of $6,183,000 driven primarily by fluctuations of the Brazilian real against the U.S. dollar, and a year-over-year increase in income from GMI’s Norchem affiliate of $421,000, offset by a one-time gain at GMI of $934,000 due to the settlement of litigation in the first nine months of fiscal year 2009 and a year-over-year decrease of $465,000 of other income related to royalties associated with the lease of certain property at GMI. The foreign exchange gain consisted of a year-over-year increase of $7,407,000 at Globe Metais which was primarily associated with the revaluation of long-term real denominated tax assets, and a year-over-year loss at Corporate of $1,307,000 primarily related to the revaluation of real denominated liabilities.

Provision for Income Taxes:

Provision for income taxes as a percentage of pre-tax income was approximately 42%, or $19,702,000, in the fiscal year to date period ending March 2010 and (19%), or $7,290,000, in the fiscal year to date period ending March 2009. The change in our tax provision was primarily due to the fact that the goodwill impairment charge recorded in fiscal year 2009 arose from a non-taxable acquisition and no tax benefit was obtained from the impairment charge. The increase in the effective tax rate is also due to a provision for income taxes totaling $9,270,000 in connection with the sale of our Brazilian manufacturing operations, a smaller unfavorable impact in the period of the Company not recording a tax benefit for net losses generated from our Chinese operations due to a history of operating losses, as well as a reduction in the benefit from tax holidays in Argentina.

Segment Operations

    GMI

	Nine Months Ended
	March 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$234,068	223,354	10,714	4.8%
Cost of goods sold	192,291	167,596	24,695	14.7%
Selling, general and administrative expenses	15,018	13,664	1,354	9.9%
Restructuring charges	(81)	255	(336)	(131.8%)
Operating income	$26,840	41,839	(14,999)	(35.8%)

Net sales increased $10,714,000, or 5%, from the prior year to $234,068,000. The increase was primarily attributable to a 5% increase in tons sold. Silicon metal volume was up 20% primarily due to the impact of the reopening of the Niagara Falls facility in November 2009, which provided approximately an additional 8,900 tons, offset by a decrease in production volumes in Selma of approximately 6,400 tons due to plant closure starting in April 2009. Silicon-based alloy volume was down 17% due to a decline in demand for magnesium ferrosilicon, primarily from the automotive industry. Pricing for silicon metal was up 5% due to favorable annual contracts and improving market spot prices. Pricing for silicon-based alloys was down 14% due to a product mix shift towards ferrosilicon coupled with reduced ferrosilicon pricing, which was the result of reduced demand and aggressive foreign imports.

The GMI segment includes the Alloy joint venture, which was entered into on November 5, 2009, and sells 49% of the output of the Alloy plant to Dow Corning at cost. We control the joint venture and consolidate its results in our financial statements. As a result of the joint venture, GMI’s total sales and gross margin have been reduced by virtue of the material sold to Dow Corning at cost. Silicon metal pricing was down 5% from the immediately preceding quarter largely due to material supplied at cost under the joint venture agreement.

Operating income decreased by $14,999,000 from the prior year to $26,840,000. This was primarily due to increased production costs and lower average selling prices on silicon-based alloys. Cost of goods sold increased by 15% while volumes increased by only 5%. This caused an increase in the cost per ton sold, which was due to reduced capacity utilization, start-up costs of approximately $6,600,000 at Niagara Falls and Selma and higher electrode prices.

Globe Metais
	Nine Months Ended
	March 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$53,603	77,064	(23,461)	(30.4%)
Cost of goods sold	44,990	56,016	(11,026)	(19.7%)
Selling, general and administrative expenses	2,695	6,957	(4,262)	(61.3%)
Research and development	11	130	(119)	(91.5%)
Restructuring charges	-	371	(371)	NA
Gain on sale of Globe Metais	1,748	-	1,748	NA
Operating loss	$4,159	13,590	(9,431)	(69.4%)

Net sales decreased $23,461,000, or 30%, from the prior year to $53,603,000. The decrease was primarily attributable to a 29% decrease in tons sold and a decrease in the sale of by-products of $3,380,000. The decrease in volume was due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009 and the global economic recession, which caused a pronounced decline in domestic Brazilian demand and European demand from producers of silicones and aluminum. After the sale of our Brazilian manufacturing operations, we no longer produce and sell by-products.

Operating income decreased by $9,431,000, or 69%, from the prior year to $4,159,000. The decrease was primarily due to the timing of the sale of our Brazilian manufacturing operations, which led to lower sales volumes and transaction costs associated with the sale of Globe Metais of $1,748,000, offset by lower selling, general and administrative expenses due to the timing of the sale and aggressive cost reduction measures. Cost of goods sold decreased 20% while volumes decreased 29%, which caused an increase in the cost per ton sold. This increase was due to lower capacity utilization and increased production costs associated with the appreciation of the real, which was offset by gains on our foreign exchange forward contract, which are recorded in other income (loss). Selling, general and administrative expenses decreased by $4,262,000 due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009, which resulted in a cost reduction of approximately $3,550,000, and the balance was due to aggressive cost reduction measures.

The current year to date gain on sale of Globe Metais reflects only transaction costs of $1,748,000 associated with the sale of our Brazilian manufacturing operations, as the gain on the sale of the manufacturing operations is reported in the Corporate operating segment.

    Globe Metales

	Nine Months Ended March 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$35,502	41,640	(6,138)	(14.7%)
Cost of goods sold	24,911	24,883	28	0.1%
Selling, general and administrative expenses	2,348	2,624	(276)	(10.5%)
Restructuring charges	-	469	(469)	NA
Operating income	$8,243	13,664	(5,421)	(39.7%)

Net sales decreased $6,138,000, or 15%, from the prior year to $35,502,000. The decrease was primarily attributable to a 32% decrease in average selling price offset by a 30% increase in tons sold. Pricing decreased due to the completion of certain favorable long-term contracts, a change in product mix, which included the sale of lower priced ferrosilicon, the market price of which was affected by a reduction in global steel production. Volumes increased primarily due to the re-entry of Globe Metales into the lower priced ferrosilicon market.

Operating income decreased by $5,421,000 from the prior year to $8,243,000. The decrease was primarily due to a decrease in average selling prices offset by higher volumes and lower production costs. Average selling prices decreased by 32% and cost per ton decreased by only 23%. The reduced gross margin and operating income resulted primarily from the change in product mix, which included the production of lower priced ferrosilicon, partially offset by our aggressive cost reduction initiatives.

     Solsil

	Nine Months Ended
	March 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$20	2,117	(2,097)	(99.1%)
Cost of goods sold	690	9,568	(8,878)	(92.8%)
Selling, general and administrative expenses	378	907	(529)	(58.3%)
Research and development	138	901	(763)	(84.7%)
Restructuring charges	-	187	(187)	NA
Goodwill and intangible asset impairment	-	69,704	(69,704)	NA
Operating loss	$(1,186)	(79,150)	77,964	(98.5%)

Net sales decreased $2,097,000 from the prior year to $20,000. The decrease was primarily attributable to Solsil suspending commercial production as a result of a significant decline in the price of polysilicon and the decline in demand for upgraded metallurgical grade silicon. As a result, we are concentrating our efforts on research and development activities focused on reducing our cost of production.

Cost of goods sold decreased $8,878,000 from the prior year to $690,000. Cost of goods sold was $7,451,000 in excess of sales in 2009, reflecting Solsil’s additional investment to refine its production processes. Selling, general and administrative expenses decreased $529,000 and research and development expenses decreased $763,000 as a result of suspended production and the focus on enhancing production yields and lowering the cost of production. Solsil recorded a goodwill and intangible asset impairment in the second quarter of fiscal year 2009 of $69,560,000. The global economic slowdown, combined with the decrease in oil prices, caused a sharp decline in the product price and demand for upgraded metallurgical grade silicon. As a result, it was determined that the value of the Solsil business no longer supported its goodwill and intangible asset balances. The impairment charges were finalized in the third quarter of fiscal year 2009, in conjunction with our annual impairment assessment, resulting in an additional $144,000 goodwill impairment charge.

    Corporate

	Nine Months Ended
	March 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$13,797	16,588	(2,791)	(16.8%)
Restructuring charges	-	95	(95)	NA
Gain on sale of Globe Metais	(24,655)	-	(24,655)	NA
Operating income (loss)	$10,858	(16,683)	27,541	(165.1%)

Operating income (loss) increased by $27,541,000 from the prior year to $10,858,000. The increase was primarily due to the $24,655,000 gain on the sale of Globe Metais recorded in the second quarter of fiscal year 2010, which was net of transaction expenses of $951,000 at Corporate. The gain was associated with the sale of our Brazilian manufacturing operations on November 5, 2009 for net cash proceeds of approximately $65,600,000, representing a purchase price of $75,000,000 less income taxes and transaction expenses.

Selling, general and administrative expenses decreased $2,791,000 or 17%, from the prior year to $13,797,000. This was primarily due to the write-off of $2,527,000 of deferred offering costs in the second quarter of fiscal year 2009 because our initial public offering was postponed by more than 90 days, a decrease of $1,179,000 in audit and audit related professional fees, partially offset by an increase in bonus and bonus accruals of $626,000 and an increase in salaries and benefits of $527,000.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are cash flows from operations and available borrowings under GMI’s revolving credit facility. At March 31, 2010, our cash and cash equivalents balance was approximately $219,787,000. At March 31, 2010, we had $2,902,000 available on a revolving credit facility; there was a $22,000,000 balance outstanding on the revolving credit facility at March 31, 2010, and there were outstanding letters of credit in the amount of $1,288,000 associated with foreign supplier contracts and $1,810,000 associated with a power supply contract. In connection with the sale of a 49% interest in WVA LLC to Dow Corning, we agreed to modify the terms of our senior credit facility. The modifications included a reduction of revolving credit from $35,000,000 to $28,000,000 in exchange for the release of the assets of West Virginia Alloys as security for the senior credit facility.

Our subsidiaries borrow funds in order to finance capital expansion programs. The terms of certain of those financing arrangements place restrictions on distributions of funds to us, however, we do not expect this to have an impact on our ability to meet our cash obligations. We believe we have access to adequate resources to meet our needs for normal operating costs, capital expenditure, mandatory debt redemptions, and working capital for our existing business. These resources include cash and cash equivalents, cash provided by operating activities, and unused lines of credit. Given the current uncertainty in the financial markets, our ability to access capital and the terms under which we can do so may change. Should we be required to raise capital in this environment, potential outcomes might include higher borrowing costs, less available capital, more stringent terms and tighter covenants, or in extreme conditions, an inability to raise capital. We estimate that our fiscal year 2010 capital expenditures will be approximately $24,000,000, which includes approximately $14,000,000 for maintenance capital expenditures and approximately $10,000,000 for scheduled enhancement projects. This amount could increase if we undertake additional projects. Our ability to satisfy debt service obligations, to fund planned capital expenditures and make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in our industry as well as financial, business and other factors, some of which are beyond our control.

See Long-Term Debt for a summary of our long-term debt agreements.

Cash Flows

The following table is a summary of consolidated cash flows:

	Nine Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$61,876	73,994
Cash flows (used in) provided by operating activities	(27,656)	31,639
Cash flows provided by (used in) investing activities	41,280	(43,255)
Cash flows provided by (used in) financing activities	144,315	(17,398)
Effect of exchange rate changes on cash	(28)	42
Cash and cash equivalents at end of period	$219,787	45,022

Operating Activities:

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions.

Net cash (used in) provided by operating activities was $(27,656,000) and $31,639,000 during the first nine months of fiscal year 2010 and 2009, respectively. Net cash provided by operating activities excludes changes in our operating assets and liabilities associated with the sale of our Brazilian manufacturing operations, but include the operating cash flows of these operations prior to the November 5, 2009 date of sale. Excluding the impact of the one-time goodwill and intangible asset charge and the gain on the sale of Globe Metais, the $59,295,000 decrease in net cash provided by operating activities was due to an increase in net working capital and lower operating results, as well as a tax payments of $38,449,000 made on the taxable gains on sale of Globe Metais and a noncontrolling interest in WVA Manufacturing LLC (WVA LLC). In the first nine months of fiscal year 2010, accounts receivable increased significantly due to the start-up of Niagara Falls and Selma and overall increased sales. Further, accounts payable increased due to additional maintenance and furnace overhaul and purchases associated with the restart of furnaces, as well as the impact of purchases of product from Brazil that were previously produced by the Globe Metais business. Finally, the Company reduced accrued liabilities due to the timing of recognition of deferred revenue based on product shipment.

Investing Activities:

Net cash provided by (used in) investing activities was approximately $41,280,000 and $(43,255,000) during the first nine months of fiscal years 2010 and 2009, respectively. In the first nine months of fiscal year 2010, $58,445,000 of cash was provided by the sale of 100% of our interest in the manufacturing operations of Globe Metais, net of cash transferred with the sale of $16,555,000. Year-over-year capital expenditures decreased from approximately $46,507,000 to $16,432,000 as capital expenditures related to the reopening and expansion of the Niagara Falls facility, capital investments to increase the upgraded metallurgical grade silicon capacity of Solsil, and capital improvements at Yonvey have largely been completed. Capital expenditures in the first nine months of fiscal year 2010 primarily consisted of maintenance capital expenditure and the completion of the Niagara Falls facility expansion. Net cash provided by investing activities of approximately $2,987,000 in the first nine months of fiscal year 2009 was due to the redemption of U.S. government treasury securities.

Financing Activities:

Net cash provided by (used in) financing activities was approximately $144,315,000 and $(17,398,000) during the first nine months of fiscal years 2010 and 2009, respectively. The increase of approximately $161,713,000 in cash provided by (used in) financing activities was mainly due to $100,000,000 of cash provided by the sale of a 49% interest in WVA LLC, net of transaction costs. Proceeds from the close of our initial public offering and listing on the NASDAQ contributed $36,456,000, net of underwriting discounts and commissions of $2,744,000. Additionally, net borrowings of approximately $9,420,000 of long-term and short-term debt, including the borrowing of $22,000,000 used primarily for the acquisition of the Core Metals business, occurred during the first nine months of fiscal year 2010, compared to net repayments of $17,756,000 in the first nine months of fiscal year 2009. Cash provided by warrant and UPO exercises increased by approximately $664,000 year-over-year, as UPO and warrant holders exercised these financial instruments prior to their expiration in October 2009.

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

At March 31, 2010 and June 30, 2009, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

Long-Term Debt

Long-term debt comprises the following:

	March 31,	June 30,
	2010	2009
	(Dollars in thousands)
Senior term loan	$19,021	33,684
Export prepayment financing	—	17,000
Other	159	2,241
Total	19,180	52,925
Less current portion of long-term debt	(8,571)	(16,561)
Long-term debt, net of current portion	$10,609	36,364

Senior Term Loan  — The Company entered into a five-year senior term loan in an aggregate principal amount of $40,000,000 during September 2008. Interest on the senior term loan accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. Principal payments are due in quarterly installments of $2,105,000 commencing on December 31, 2008, and the unpaid principal balance is due in full in September 2013, subject to certain mandatory prepayments. A mandatory prepayment of $2,347,000 was made during the second quarter of fiscal year 2010 based on excess cash flow, as defined in the loan agreement, generated during fiscal year 2009. As part of the Dow Corning transactions, the Company made a $6,000,000 prepayment of the senior term loan, applied to the scheduled installments of principal in inverse order of maturity, in exchange for the release of the assets of West Virginia Alloys as security for the senior term loan. The interest rate on this loan was 2.50%, equal to LIBOR plus 2.25%, at March 31, 2010. The senior term loan is secured by substantially all of the assets of GMI and is subject to certain restrictive and financial covenants, which include limits on additional debt, restrictions on capital expenditures, restrictions on dividend and other equity distributions, a maximum ratio of debt to earnings before interest, taxes, depreciation, and amortization, and minimum net worth and interest coverage requirements. The Company was in compliance with these loan covenants at March 31, 2010.

Export Prepayment Financing – The export prepayment financing debt was related to Globe Metais, which was sold in November 2009.

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

In September 2006, the FASB issued ASC Subtopic 820-10, Fair Value Measurements and Disclosures (ASC 820). The Company partially adopted ASC 820 on July 1, 2008. This adoption did not have a material impact to the Company’s consolidated results of operations or financial condition. The Company fully adopted ASC 820 on July 1, 2009. ASC 820 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The statement does not require any new fair value measures. The Company carries its derivative agreements, as well as available-for-sale securities, at fair value, determined using observable market based inputs. See our March 31, 2010 and 2009 condensed consolidated financial statements for additional information.

In September 2009, the FASB issued an amendment to ASC Subtopic 740-10, Income Taxes (ASC 740). The Company adopted this amendment on December 31, 2009. This amendment to ASC 740 adds implementation guidance for all entities about applying the accounting requirements for uncertain tax matters. The implementation of this additional guidance had no effect on the Company’s financial position or results of operations. See our March 31, 2010 and 2009 condensed consolidated financial statements for additional information.

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

In June 2009, the FASB issued an amendment to ASC Subtopic 810-10, Consolidation — Variable Interest Entities (ASC 810). The objective of this amendment is to improve financial reporting by enterprises involved with variable interest entities by eliminating the quantitative-based risks and rewards calculation and requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling interest in a variable interest entity. In addition, the amendment requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity. This amendment is effective for the Company on July 1, 2010. The Company is not currently involved with variable interest entities and, therefore, does not currently expect any impact from the amendment to ASC 810 on its financial position and results of operations.

In December 2008, the FASB issued an amendment to ASC Subtopic 715-10, Compensation — Retirement Benefits (ASC 715). This amendment provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The amendment requires employers of public entities to disclose more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. The disclosure requirements of the amendment to ASC 715 are effective for fiscal years ending after December 15, 2009. The amendment to ASC 715 has no impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued an amendment to ASC Subtopic 820-10, Fair Value Measurements and Disclosures (ASC 820). This amendment requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The amendment also clarifies existing fair value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The disclosure requirements of the amendment to ASC 820, except for the detailed Level 3 roll forward disclosures, is effective for annual and interim reporting periods beginning after December 15, 2009. The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010. This amendment to ASC 820 has no impact on the Company’s financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In connection with the sale of our Brazilian manufacturing operations, we transferred our long-term lease mining rights and forest reserves in Brazil, as well as $14,000,000 of export prepayment financing and the related interest rate swap, to Dow Corning. Further, we settled the remaining foreign exchange forward contracts utilized to manage a portion of our net foreign currency exposure to the Brazilian real in November 2009, prior to the sale of our Brazilian manufacturing operations. With the sale of our Brazilian manufacturing operations, our exposure to commodity price fluctuations in Brazil, as well as foreign exchange rate fluctuations with the Brazilian real have been substantially reduced. We retained certain export customers from the Brazilian manufacturing operations, and for calendar year 2010 we will be buying material from Dow Corning for sale to these export customers and expect to earn only a modest gross margin on the sales.

Our remaining market risks have not changed significantly from those disclosed in “Part II — Item 7A. — Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)) as of March 31, 2010. Based upon that evaluation, our Principal Executive Officers and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.

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
____________

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

May 17, 2010