Form 10-K
period 2010-06-30
GLOBE SPECIALTY METALS INC
filed 2010-09-28
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☑

As of September 27, 2010, the registrant had 74,866,374 shares of common stock outstanding. As of December 31, 2009 (the last business day of the Registrant's most recently completed second fiscal quarter), the aggregate market value of such shares held by non-affiliates of the Registrant was approximately $591,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the 2010 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 - 14 of this Annual Report on Form 10-K as indicated herein.

Globe Specialty Metals, Inc.

		Page
		No.

PART I
Special Note Regarding Forward-Looking Statements		1
1	Business	1
1A	Risk Factors	7
1B	Unresolved Staff Comments	11
2	Properties	11
3	Legal Proceedings	11
4	[Reserved]	11

PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
6	Selected Financial Data	13
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
7A	Quantitative and Qualitative Disclosures About Market Risk	25
8	Financial Statements and Supplementary Data	26
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	26
9A	Controls and Procedures	26
9B	Other Information	26

PART III
10	Directors, Executive Officers and Corporate Governance	27
11	Executive Compensation	27
12	Security Ownership of Certain Beneficial Owners and Managers and Related Stockholder Matters	27
13	Certain Relationships and Related Transactions and Director Independence	27
14	Principal Accountant Fees and Services	27

PART IV
15	Exhibits and Financial Statement Schedules	28
	Signatures	29

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

Item 1.                 Business

Overview

Globe Specialty Metals, Inc. and subsidiary companies (GSM, the Company, we, us, or our) is one of the world’s largest and most efficient producers of silicon metal and silicon-based alloys, with approximately 100,000 metric tons (MT) of silicon metal capacity (excluding Dow Corning Corporation’s portion of the capacity of our Alloy, West Virginia plant) and 120,000 MT of silicon-based alloys capacity. Silicon metal, our principal product, is used as a primary raw material in making silicone compounds, aluminum and polysilicon. Our silicon-based alloys are used as raw materials in making steel, automotive components and ductile iron. We control the supply of most of our raw materials, and we capture, recycle and sell most of the by-products generated in our production processes.

Our products are currently produced in six principal operating facilities located in the United States and Argentina. Additionally, we operate facilities in Poland and China. Our flexible manufacturing capabilities allow us to optimize production and focus on products that enhance profitability. We also benefit from the lowest average operating costs of any large Western World producer of silicon metal, according to CRU International Limited (CRU), a leading metals industry consultant. CRU defines “Western World” as all countries supplying or consuming silicon metal with the exception of China and the former republics of the Soviet Union, including Russia.

Fiscal year 2010 was a very active year for us. In addition to our July 2009 initial public offering on the NASDAQ Global Select Market, we completed an acquisition, a joint venture, a divestiture and the reopening of two plants. These events served to broaden our product mix, improve our profitability and position us for significant future growth. These major events are as follows:

•
On November 5, 2009, we closed two transactions with Dow Corning Corporation (Dow Corning), which provided us with approximately $135,000,000 of net after-tax proceeds that we intend to use to fund future acquisitions and other business development opportunities. We sold our Brazilian manufacturing operations (Globe Metais) to Dow Corning for net after-tax proceeds of approximately $65,000,000. We acquired these manufacturing operations in January 2007 and operated them profitably for three years. However, in the second half of calendar year 2009, operating costs had risen significantly as a result of the weakening of the U.S. dollar and higher local power rates, and we expected these unfavorable trends to continue. The sale of the Brazilian manufacturing operations eliminated the risk of declining future profits in Brazil and provided capital to continue our growth strategy. Also on November 5, 2009, we entered into a manufacturing joint venture with Dow Corning at our Alloy, West Virginia plant, which generated net after-tax proceeds for us of approximately $70,000,000. Under this joint venture agreement, Dow Corning acquired a 49% equity interest in WVA Manufacturing LLC (WVA LLC), the subsidiary that owns our Alloy plant. As we retained a controlling financial interest in WVA LLC, no gain has been recognized in net income on the sale of the 49% membership interest. This interest entitles Dow Corning to receive 49% of the plant’s production at cost. The tonnage that Dow Corning will receive under the joint venture agreement is approximately equal to the volume they received from us under an existing long-term supply agreement, which was set to expire at the end of calendar 2010. By entering into this joint venture agreement, we effectively monetized the existing long-term supply agreement with Dow Corning and secured a permanent commitment for production for the plant. The Alloy plant is our largest production facility and achieves significant cost benefits when consistently operating at full capacity.

•
During the quarter ended December 31, 2009, we reopened our Niagara Falls, New York plant and began the process of reopening our Selma, Alabama plant. The Niagara Falls plant had been closed for six years and was reopened with a long-term power contract from the New York Power Authority. During fiscal year 2010, we incurred start-up costs of approximately $6,600,000 as the plant was being restarted and operations were being stabilized. We expect to incur additional start-up costs at this plant in the quarter ending September 30, 2010. The Selma plant was idled in April 2009 as a result of the global economic recession. We successfully renegotiated a power rate at the Selma plant comparable with our other domestic plants, which reduced the cost of production and made it more comparable with our other domestic plants. During fiscal year 2010, we incurred start-up costs of approximately $3,100,000 as the plant was being restarted and operations were being stabilized. We do not expect to incur any additional start-up costs at this plant.

•
On April 1, 2010, we purchased all of the ownership interests in Core Metals Group Holdings LLC (Core Metals), for approximately $52,000,000 in cash, including $15,329,000 borrowed under our senior revolving credit facility. Core Metals is a leading producer, marketer and distributor of ferrosilicon for the North American steel industry. The acquisition was made at an attractive valuation to strengthen our growing ferrosilicon business and expand the line of products we offer to the steel industry. On April 7, 2010, we sold Masterloy Products Company, an ancillary business included in the Core Metals acquisition, for $3,000,000.

    Our business has improved to near pre-recession levels, with volumes shipped in fiscal year 2010 increasing more than 20% from our prior fiscal year, with approximately one-third of the increase in volume coming from the acquisition of Core Metals. We are presently running all of our furnaces at full capacity, subject to planned maintenance outages. Spot pricing for silicon metal, according to Metal Bulletin, has risen from approximately $1.20/LB at the beginning of calendar 2010 to approximately $1.55/LB in September 2010. Demand and pricing for silicon metal appears to be primarily driven by strong end user demand for silicones, which are additives to hundreds of products such as cosmetics, textiles, paints and coatings, and by growing demand for polysilicon, which is used to produce photovoltaic (solar) cells. Major silicone and polysilicon producers have announced a return to pre-recession levels and significant quarter-over-quarter and year-over-year increases in sales and profits.

Business segments

GMI

GMI currently operates five principal production facilities in the United States located in Beverly, Ohio, Alloy, West Virginia, Selma, Alabama, Niagara Falls, New York and Bridgeport, Alabama.

Globe Metais

Globe Metais is a distributor of silicon metal manufactured in Brazil. This segment includes the historical Brazilian manufacturing operations, comprised of a manufacturing plant in Breu Branco, mining operations and forest reserves, which were sold on November 5, 2009.

Globe Metales

Globe Metales operates a production facility in Mendoza, Argentina and a cored-wire fabrication facility in San Luis, Argentina. Globe Metales specializes in producing silicon-based alloy products, either in lump form or in cored-wire, a delivery method preferred by some manufacturers of steel, ductile iron, machine and auto parts and industrial pipe.

Solsil

Solsil is continuing to develop its technology to produce upgraded metallurgical grade silicon metal (UMG) manufactured through a proprietary metallurgical process, which is primarily used in silicon-based photovoltaic (solar) cells. Solsil is located in Beverly, Ohio and is currently focused on research and development projects and is not producing material for commercial sale. We own an 81% interest in Solsil, Inc. (Solsil).

Corporate

The corporate office, located in New York, New York, includes general expenses, investments, and related investment income.

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

See our June 30, 2010 consolidated financial statements for financial information with respect to our segments.

Products and Operations

The following chart shows the location of our primary facilities, the products produced at each facility and each facility’s production capacity.

Customers and Markets

The following table details our shipments and average selling price per MT over the last eight quarters through June 30, 2010. See note 24 (Operating Segments) to our June 30, 2010 consolidated financial statements for additional information.

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2010	2009	2009	2009	2009	2008	2008
	(Unaudited)
Shipments (MT) (a)
Silicon metal	32,925	30,681	28,759	25,962	20,088	18,564	28,674	33,135
Silicon-based alloys	29,282	17,003	15,749	14,110	12,094	9,729	15,605	22,126
Total	62,207	47,684	44,508	40,072	32,182	28,293	44,279	55,261

Average selling price ($/MT)
Silicon metal	$2,435	2,380	2,580	2,673	2,594	2,563	2,539	2,567
Silicon-based alloys	1,844	2,011	1,926	2,095	2,044	2,472	2,541	2,393
Silicon metal and silicon-based alloys	2,157	2,248	2,348	2,470	2,388	2,532	2,540	2,497

 ___________

(a)	Shipments and average selling price exclude silica fume, other by-products and electrodes.

During the year ended June 30, 2010, our customers engaged primarily in the manufacture of silicone chemicals and polysilicon (47% of revenue), foundry alloys (15% of revenue), aluminum (13% of revenue) and steel (13% of revenue). Our customer base is geographically diverse, and includes North America, Europe, South America and Asia, which for the year ended June 30, 2010, represented 73%, 18%, 5% and 3% of our revenue, respectively.

For the year ended June 30, 2010, two customers accounted for more than 10% of revenues: Dow Corning, which represented approximately 30% of revenues (approximately one-third of which was a result of the manufacturing joint venture at our Alloy, West Virginia plant), and Wacker Chemie AG, which represented approximately 13% of revenues. Our ten largest customers account for approximately 60% of our net sales. These percentages include sales made under our joint venture agreement to Dow Corning.

Silicon Metal

We are among the world’s largest and most efficient producers of silicon metal. Silicon-based products are classified by the approximate percentage of silicon contained in the material and the levels of trace impurities. We produce specialty-grade, high quality silicon metal with silicon content generally greater than 99.25%. We produce the majority of this high-grade silicon metal for three industries: (i) the aluminum industry; (ii) the chemical industry; and (iii) polysilicon producers in the photovoltaic (solar)/semiconductor industry. We also continue to develop our technology to produce UMG for photovoltaic (solar) applications.

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

We market to producers of silicon wafers and solar cells who utilize silicon metal as the core ingredient of their product. These manufacturers employ processes to further purify the silicon metal and then use the material to grow crystals. These crystals are then cut into wafers, which are capable of converting sun light to electricity. The individual wafers are then soldered together to make solar cells.

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

Magnesium-ferrosilicon-based alloys are known as “nodularizers” because, when combined with molten grey iron, they change the graphite flakes in the iron into spheroid particles, or “nodules,” thereby increasing the iron’s strength and resilience. The resulting product is commonly known as ductile iron. Ductile iron is employed in numerous applications, such as the manufacture of automobile crankshafts and camshafts, exhaust manifolds, hydraulic valve bodies and cylinders, couplings, sprockets and machine frames, as well as in commercial water pipes. Ductile iron is lighter than steel and provides better castability (i.e., intricate shapes are more easily produced) than untreated iron.

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

We believe that we distinguish ourselves from our competitors by providing technical advice and service to our silicon-based alloy customers and by tailoring the chemical composition of our alloys to the specific requirements of each customer’s product line and foundry process. Silicon-based alloy customers are extremely quality conscious. We have intensive quality control measures at each stage of the manufacturing process to ensure that our customers’ specifications are met.

Our silicon-based alloys are sold to a diverse base of customers worldwide. Silicon-based alloys are typically sold on quarterly contracts or on a spot basis. We have evergreen year-to-year contracts with many of our customers for the purchase of our magnesium-ferrosilicon-based products, while foundry ferrosilicon alloys are typically purchased in smaller quantities for delivery within 30 days.

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

Raw Material Supply

We control the supply of most of our raw materials. We have mining operations located in Billingsley, Alabama. These mines supply our U.S. operations with a substantial portion of our requirements for quartzite, the principal raw material used in the manufacturing of all of our products. We believe that these mines, together with additional leasing opportunities in the vicinity, should cover our needs well into the future. We also obtain quartzite from other sources in the U.S. The gravel is mined, washed and screened to our specifications by our suppliers. All of our products also require coal or charcoal and woodchips in their manufacture. We source our low ash metallurgical-grade coal mainly from the midwest region of the U.S., mostly under long-term fixed price contracts, for our U.S. operations, and we use charcoal from local suppliers for our Argentine operations. Woodchips are sourced locally by each plant, and we maintain a wood chipping operation at our Alloy, West Virginia plant, which allows us to either buy logs or chips based on market pricing and availability. Carbon electrodes are supplied by Yonvey and are also purchased from several other suppliers on annual contracts and spot purchases. Most of our metal purchases are made on the spot market or from scrap dealers, with the exception of magnesium, which is purchased under a fixed duration contract for our U.S. business. Our principal iron source for producing ferrosilicon-based alloys has been scrap steel. Magnesium and other additives are obtained from a variety of sources producing or dealing in these products. We also obtain raw materials from a variety of other sources. Rail is the principal transportation method for gravel and coal. We have rail spurs at all of our plants. Other materials arrive primarily by truck. We require our suppliers, whenever feasible, to use statistical process control procedures in their production processes to conform to our own processes.

We believe that we have a cost advantage in most of our long-term power supply contracts. Our power supply contracts result in stable, favorably priced, long-term commitments of power at reasonable rates. In Argentina, our power contract with the province of Mendoza to provide power at a discount to the local market price expired in October 2009, and we are currently paying a month-to-month rate. We are in negotiations to enter into a new long-term contract. In West Virginia, we have a contract with Brookfield Energy to provide approximately 45% of our power needs at a fixed rate through December 2021. The remainder of our power needs in West Virginia, Ohio and Alabama are sourced through contracts that provide tariff rates at historically competitive levels. In connection with the reopening of our Niagara Falls, New York plant, and as an incentive to reopen the plant, we obtained a public-sector package including 40 megawatts of hydropower through 2013, with a potential seven year extension. We entered into a power hedge agreement, for a term of 24 months ending in June 2012, for approximately 20% of the total power required by our Niagara Falls, New York plant. This hedge covers our expected needs not supplied by the long-term power contract over the term of the hedge agreement.

Sales and Marketing Activities

Our silicon metal is typically sold through contracts which are between three months and several years in length and serve to lock in volumes and prices. Our multi-year contracts have historically represented a meaningful portion of our silicon metal sales; however, substantially all silicon metal contracts expire at the end of calendar 2010.

Our marketing strategy is to maximize profitability by varying the balance of our product mix among the various silicon-based alloys and silicon metal. Our products are marketed directly by our own marketing staff located in Buenos Aires, Argentina, Police, Poland, and at various locations in the United States and who work together to optimize the marketing efforts. The marketing staff is supported by our Technical Services Manager, who supports the sales representatives by advising foundry customers on how to improve their processes using our products.

We also employ customer service representatives. Order receiving, entry, shipment coordination and customer service is handled primarily from the Beverly, Ohio facility for our U.S. operations, and in Buenos Aires, Argentina, and Police, Poland for our non U.S. operations. In addition to our direct sales force, we sell through distributors in various U.S. regions, Canada, Southern and Northern Mexico, Australia, South America and Europe.

We maintain credit insurance for the majority of our customer receivables to mitigate collection risk.

Competition

The silicon metal and silicon-based alloy markets are capital intensive and competitive. Our primary competitors are Elkem AS, owned by Orkla ASA, and Grupo Ferroatlantica S.L. In addition, we also face competition from other companies, such as, Becancour Silicon, Inc., Rima Industrial SA and Ligas de Alumino SA, as well as producers in China and the former republics of the Soviet Union. We have historically proven to be a highly efficient, low cost producer, with competitive pricing and manufacturing processes that capture most of our production by-products for reuse or resale. We also have the flexibility to adapt to current market demands by switching between silicon-based alloy and silicon metal production with reasonable switching costs. We face continual threats from existing and new competition. Nonetheless, certain factors can affect the ability of competition to enter or expand. These factors include (i) lead time of three to five years to obtain the necessary governmental approvals and construction completion; (ii) construction costs; (iii) the need to situate a manufacturing facility proximate to raw material sources, and (iv) energy supply for manufacturing purposes.

Competitive Strengths

We believe that we possess a number of competitive strengths that position us well to continue as one of the leading global suppliers of silicon metal and silicon-based alloys.

•
Leading Market Positions.   We hold leading market shares in a majority of our products. Our silicon metal capacity of approximately 100,000 MT annually (excluding Dow Corning’s portion of the capacity of our Alloy, West Virginia plant), represents approximately 9% total Western World capacity, including 41% capacity in North America. We estimate that we have approximately 20% Western World capacity for magnesium ferrosilicon, including 50% capacity in North America and are one of only six suppliers of calcium silicon in the Western World (with estimated 18% capacity).

•
Low Cost Producer.   We have been recognized by CRU as the lowest average operating cost large silicon metal producer in the Western World. Currently, CRU lists our four silicon metal manufacturing facilities as being among CRU’s five most cost efficient silicon metal manufacturing facilities in the Western World, including the three lowest cost facilities. Our Niagara Falls, New York plant is included in the CRU analysis at its normalized expected production costs.

•
Highly Variable Cost Structure.   We operate with a largely variable cost of production and have the ability to rapidly turn furnaces on and off to react to changes in customer demand. During the global economic recession, we were able to quickly idle certain furnaces as demand declined and then quickly re-start them at minimal cost as demand returned.

•
Long-Term Power Contracts.   We also believe that we have a cost advantage in our long-term power supply contracts, which provide a significant portion of our power needs. These power supply contracts result in stable, favorably priced, long-term commitments of power at reasonable rates.

•
Stable Raw Material Supply Through Captive Mines.   We have quartz mining operations, located in Billingsley, Alabama, for which we currently possess long-term lease mining rights. These mines supply our U.S. plants with a majority of our requirements for quartzite, the principal raw material used in the manufacturing of our products. We believe that these mines, taken together with additional leasing opportunities in the vicinity should cover our needs well into the future. We have also obtained a captive supply of electrodes, an important input in our manufacturing process, through our ownership in Yonvey.

•	Efficient and Environmentally Sensitive By-Product Usage. We utilize or sell most of our manufacturing processes’ by-products, which reduces costs and limits environmental impact.

•
Diverse Products and Markets.   We sell our products to a wide variety of industries and to companies in over 30 countries. We believe that our diverse product and geographic end-market profile provides us with numerous growth opportunities and should help insulate us from economic downturns occurring in any individual industry or geographic region, however global macroeconomic factors will impact the effectiveness of our industrial and geographical diversity strategy. See note 24 (Operating Segments) to our June 30, 2010 consolidated financial statements for additional information.

•
Experienced, Highly Qualified Management Team.   We have assembled a highly qualified management team with over 50 years of combined experience in the metals industry among our top four executives. Alan Kestenbaum, our Executive Chairman, Jeff Bradley, our Chief Executive Officer, Malcolm Appelbaum, our Chief Financial Officer, and Stephen Lebowitz, our Chief Legal Officer, have over 20, 25, 5 and 7 years of experience, respectively, in metals industries. We believe that our management team has the operational and technical skill to continue to operate our business at world class levels of efficiency and to consistently produce silicon metal and silicon-based alloys.

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

•
Continue to Rationalize Costs to Meet Current Levels of Demand.   We are focused on operating in a cost effective manner and continue to focus on cost control in order to improve our profitability. Our largely variable cost of production should allow us to remain profitable during periods of reduced demand.

•
Capitalize on Market Conditions.   In fiscal year 2010, we reopened our Niagara Falls, New York and Selma, Alabama plants and are currently running all furnaces at full capacity, other than planned maintenance outages. We remain focused on improving furnace uptime and production output.

•
Maintain Low Cost Position While Controlling Inputs.   We intend to maintain our position as one of the most cost-efficient producers of silicon metal in the world by continuing to control the cost of the process inputs through our captive sources and long-term supply contracts. We continue to focus on reducing our fixed costs in order to reduce costs per MT of silicon metal and silicon-based alloy sold.

•
Continue Pursuing Strategic Acquisition Opportunities.   We continue to pursue complementary acquisitions at appropriate valuations. We are actively reviewing several possible transactions to expand our strategic capabilities and leverage our products and operations. We intend to build on our history of successful acquisitions by continuing to evaluate attractive acquisition opportunities for the purpose of increasing our capacity, increasing our access to raw materials and other inputs and acquiring further refined products for our customers. Our focus is on investing globally in companies, technologies or products that complement and/or diversify our business or product offerings. In particular, we will consider acquisitions or investments that will enable us to leverage our expertise in silicon metal and silicon-based alloy products and to grow in these markets, as well as enable us to enter new markets or sell new products. We believe our overall metallurgical expertise and skills in lean production technologies position us well for future growth.

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

•
Leverage Synergies Among Units.   According to CRU, we currently have the three lowest cost, and four of the five lowest cost silicon metal manufacturing facilities in the Western World. Additionally, according to CRU, the average operating cost of our four silicon metal production facilities is approximately 16.8% lower than the Western World weighted average cost. Our Niagara Falls, New York plant is included in the CRU analysis at its normalized expected production costs. We seek to leverage each of our facilities’ best practices and apply them across our system.

Employees

As of June 30, 2010, we had 1,136 employees. We have 770 employees in the United States, 137 employees in Argentina, 24 employees in Poland and 205 employees in China. Our total employees consist of 464 salaried employees and 672 hourly employees and include 469 unionized workers. This compares to 828 employees at June 30, 2009, which represented a 35% headcount reduction from levels at June 30, 2008 due to the global economic recession. The 1,283 employees at June 30, 2008 included 307 employees related to our Brazilian manufacturing operations, which were sold in November 2009, and excluded 98 employees from Core Metals, which was acquired in April 2010, and 97 employees from our Niagara Falls, New York plant, which restarted during fiscal year 2010.

We have not experienced any work stoppages and consider our relations with our employees to be good. Our hourly employees at our Selma, Alabama facility are covered by a collective bargaining agreement with the Industrial Division of the Communications Workers of America, under a contract running through July 31, 2013. Our hourly employees at our Alloy, West Virginia, Niagara Falls, New York and Bridgeport, Alabama facilities are covered by collective bargaining agreements with The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union under contracts running through April 24, 2011, July 30, 2011, and March 31, 2012, respectively. Union employees in Argentina are working under a contract running through April 30, 2011. Our operations in Poland and China are not unionized.

Research and Development

Our primary research and development activities are concentrated in our Solsil business unit. Solsil is continuing to develop its technology to produce upgraded metallurgical grade silicon manufactured through a proprietary metallurgical process and which is primarily used in silicon-based photovoltaic (solar) cells. Solsil conducts research and development activities designed to improve the purity of its silicon. The business performs experiments, including continuous batch modifications with the goal of improving efficiencies, lowering costs and developing new products that we expect will meet the needs of the photovoltaic (solar) industry. These activities are performed at Solsil’s operations, which are currently located within our facility at Beverly, Ohio. Our success in producing UMG for the solar industry is expected to help lower the production cost of photovoltaic (solar) cells and increase the overall affordability of the technology.

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

Regulatory Matters

We operate facilities in the U.S. and abroad, which are subject to foreign, federal, national, state, provincial and local environmental, health and safety laws and regulations, including, among others, those governing the discharge of materials into the environment, hazardous substances, land use, reclamation and remediation and the health and safety of our employees. These laws and regulations require us to obtain from governmental authorities permits to conduct certain regulated activities, which permits may be subject to modification or revocation by such authorities.

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

There are a variety of laws and regulations in place or being considered at the international, federal, regional, state and local levels of government that restrict or are reasonably likely to restrict the emission of carbon dioxide and other greenhouse gases. These legislative and regulatory developments may cause us to incur material costs to reduce the greenhouse gas emissions from our operations (through additional environmental control equipment or retiring and replacing existing equipment) or to obtain emission allowance credits, or result in the incurrence of material taxes, fees or other governmental impositions on account of such emissions. In addition, such developments may have indirect impacts on our operations, which could be material. For example, they may impose significant additional costs or limitations on electricity generators, which could result in a material increase in our energy costs.

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

Our internet website address is www.glbsm.com. Copies of the following reports are available free of charge through the internet website, as soon as reasonably practicable after they have been filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended: the Annual Report on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; any amendments to such reports; and proxy statements. Information on the website does not constitute part of this or any other report filed with or furnished to the SEC.

Item 1A.	Risk Factors

You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including the consolidated financial statements and the related notes to consolidated financial statements. If any of the following events actually occur, our business, business prospects, financial condition, results of operations or cash flows could be materially affected. In any such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

The metals industry, including silicon-based metals, is cyclical and has been subject in the past to swings in market price and demand which could lead to volatility in our revenues.

Our business has historically been subject to fluctuations in the price of our products and market demand for them, caused by general and regional economic cycles, raw material and energy price fluctuations, competition and other factors. Historically, our subsidiary, Globe Metallurgical, Inc., has been particularly affected by recessionary conditions in the end-markets for its products. In April 2003, Globe Metallurgical, Inc. sought protection under Chapter 11 of the United States Bankruptcy Code following its inability to restructure or refinance its indebtedness in light of the confluence of several negative economic and other factors, including an influx of low-priced, dumped imports, which caused it to default on then-outstanding indebtedness. A recurrence of such economic factors could have a material adverse effect on our business prospects, condition (financial or otherwise) and results of operations.

In calendar 2009, the global silicon metal industry suffered from unfavorable market conditions. The weakened economic environment of national and international metals markets that occurred during that time may return; any decline could have a material adverse effect on our business prospects, condition (financial or otherwise), and results of operations. In addition, our business is directly related to the production levels of our customers, whose businesses are dependent on highly cyclical markets, such as the automotive, residential and nonresidential construction, consumer durables, polysilicon, and chemical markets. In response to unfavorable market conditions, customers may request delays in contract shipment dates or other contract modifications. If we grant modifications, they could adversely affect our anticipated revenues and results of operations. Also, many of our products are internationally traded products with prices that are significantly affected by worldwide supply and demand. Consequently, our financial performance will fluctuate with the general economic cycle, which could have a material adverse effect on our business prospects, condition (financial or otherwise) and results of operations.

Our business is particularly sensitive to increases in energy costs, which could materially increase our cost of production.

Electricity is one of our largest production cost components, comprising approximately 25% of cost of goods sold. The level of power consumption of our submerged electric arc furnaces is highly dependent on which products are being produced and typically fall in the following ranges: (i) silicon-based alloys require between 3.5 and 8 megawatt hours to produce one MT of product and (ii) silicon metal requires approximately 11 megawatt hours to produce one MT of product. Accordingly, consistent access to low cost, reliable sources of electricity is essential to our business.

Electrical power to our U.S. facilities is supplied mostly by AEP, Alabama Power, Brookfield Power, Tennessee Valley Authority and Niagara Mohawk Power Corporation through dedicated lines. Our Alloy, West Virginia facility obtains approximately 45% of its power needs under a 15-year fixed-price contract with a nearby hydroelectric facility. This facility is over 70 years old and any breakdown could result in the Alloy facility having to pay much higher rates for electric power from third parties. Our energy supply for our facilities located in Argentina is supplied through the Edemsa hydroelectric facilities located in Mendoza, Argentina. Our contract expired in October 2009; we are currently operating under a month-to-month arrangement and are negotiating a new contract. Because energy constitutes such a high percentage of our production costs, we are particularly vulnerable to cost fluctuations in the energy industry. Accordingly, the termination or non-renewal of any of our energy contracts, or an increase in the price of energy could materially adversely affect our future earnings, if any, and may prevent us from effectively competing in our markets.

Losses caused by disruptions in the supply of power would reduce our profitability.

Our operations are heavily dependent upon a reliable supply of electrical power. We may incur losses due to a temporary or prolonged interruption of the supply of electrical power to our facilities, which can be caused by unusually high demand, blackouts, equipment failure, natural disasters or other catastrophic events, including failure of the hydroelectric facilities that currently provide power under contract to our West Virginia, New York and Argentina facilities. Large amounts of electricity are used to produce silicon metal and silicon-based alloys, and any interruption or reduction in the supply of electrical power would adversely affect production levels and result in reduced profitability. Our insurance coverage may not be sufficient to cover any or all losses, and such policies do not cover all events. Certain of our insurance policies will not cover any losses that may be incurred if our suppliers are unable to provide power during periods of unusually high demand.

Investments in Argentina’s electricity generation and transmission systems have been lower than the increase in demand in recent years. If this trend is not reversed, there could be electricity supply shortages as the result of inadequate generation and transmission capacity. Given the heavy dependence on electricity of our manufacturing operations, any electricity shortages could adversely affect our financial results.

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

Cost increases in raw material inputs may not be passed on to our customers, which could negatively impact our profitability.

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

Compliance with and changes in environmental laws, including proposed climate change laws and regulations, could adversely affect our performance.

The principal environmental risks associated with our operations are emissions into the air and releases into the soil, surface water, or groundwater. Our operations are subject to extensive federal, state, and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures and greenhouse gas emissions. If we violate or fail to comply with these laws and regulations, we could be fined or otherwise sanctioned. Because environmental laws and regulations are becoming more stringent and new environmental laws and regulations are continuously being enacted or proposed, such as those relating to greenhouse gas emissions and climate change, the level of expenditures required for environmental matters could increase in the future. Future legislative action and regulatory initiatives could result in changes to operating permits, additional remedial actions, material changes in operations, increased capital expenditures and operating costs, increased costs of the goods we sell, and decreased demand for our products that cannot be assessed with certainty at this time.

Some of the proposed federal cap-and-trade legislation would require businesses that emit greenhouse gases to buy emission credits from the government, other businesses, or through an auction process. As a result of such a program, we may be required to purchase emission credits for greenhouse gas emissions resulting from our operations. Although it is not possible at this time to predict the final form of a cap-and-trade bill (or whether such a bill will be passed), any new federal restrictions on greenhouse gas emissions – including a cap-and-trade program – could result in material increased compliance costs, additional operating restrictions for our business, and an increase in the cost of the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity.

We make a significant portion of our sales to a limited number of customers, and the loss of a portion of the sales to these customers could have a material adverse effect on our revenues and profits.

In the year ended June 30, 2010, we made approximately 60% of our consolidated net sales to our top ten customers and approximately 43% to our top two customers. These percentages include sales made under our joint venture agreement to Dow Corning. We expect that we will continue to derive a significant portion of our business from sales to these customers. If we were to experience a significant reduction in the amount of sales we make to some or all of these customers and could not replace these sales with sales to other customers, it could have a material adverse effect on our revenues and profits.

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

The European Union, like the U.S., maintains an antidumping duty covering silicon metal imports from China. The duty was reduced in May 2010.

We may be unable to successfully integrate and develop our prior and future acquisitions.

We acquired five private companies between November 2006 and April 2010, and entered into a business combination in May 2008 and a joint venture agreement in November 2009. We expect to acquire additional companies in the future. Integration of our prior and future acquisitions with our existing business is a complex, time-consuming and costly process requiring the employment of additional personnel, including key management and accounting personnel. Additionally, the integration of these acquisitions with our existing business may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Unanticipated problems, delays, costs or liabilities may also be encountered in the development of these acquisitions. Failure to successfully and fully integrate and develop these businesses and operations may have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficulties of combining the acquired operations include, among other things:

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

Hourly workers at our Selma, Alabama facility are covered by a collective bargaining agreement with the Industrial Division of the Communications Workers of America, under a contract running through July 31, 2013. Hourly employees at our Alloy, West Virginia, Niagara Falls, New York and Bridgeport, Alabama facilities are covered by collective bargaining agreements with The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union under contracts running through April 24, 2011, July 30, 2011, and March 31, 2012, respectively. Our union employees in Argentina are working under a contract running through April 30, 2011. New labor contracts will have to be negotiated to replace expiring contracts from time to time. If we are unable to satisfactorily renegotiate those labor contracts on terms acceptable to us or without a strike or work stoppage, the effects on our business could be materially adverse. Any strike or work stoppage could disrupt production schedules and delivery times, adversely affecting sales. In addition, existing labor contracts may not prevent a strike or work stoppage, and any such work stoppage could have a material adverse effect on our business.

We are dependent on key personnel.

Our operations depend to a significant degree on the continued employment of our core senior management team. In particular, we are dependent on the skills, knowledge and experience of Alan Kestenbaum, our Executive Chairman, Jeff Bradley, our Chief Executive Officer, Malcolm Appelbaum, our Chief Financial Officer, and Stephen Lebowitz, our Chief Legal Officer. If these employees are unable to continue in their respective roles, or if we are unable to attract and retain other skilled employees, our results of operations and financial condition could be adversely affected. We currently have employment agreements with Alan Kestenbaum, Jeff Bradley, Malcolm Appelbaum and Stephen Lebowitz, each of which contains non-compete provisions. Such provisions may not be enforceable by us. Additionally, we are substantially dependent upon key personnel in our financial and information technology staff who enable us to meet our regulatory and contractual financial reporting obligations, including reporting requirements under our credit facilities.

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

    Patent or other intellectual property infringement claims may be asserted against us by a competitor or others. Our intellectual property may not be enforceable, and it may not prevent others from developing and marketing competitive products or methods. An infringement action against us may require the diversion of substantial funds from our operations and may require management to expend efforts that might otherwise be devoted to operations. A successful challenge to the validity of any of our proprietary intellectual property may subject us to a significant award of damages, or we may be enjoined from using our proprietary intellectual property, which could have a material adverse effect on our operations.

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

Our facilities are able to manufacture, collectively, approximately 100,000 MT of silicon metal (excluding Dow Corning’s portion of the capacity of our Alloy, West Virginia plant) and 120,000 MT of silicon-based alloys on an annual basis. Our ability to increase production and revenues will depend on expanding existing facilities or opening new ones. Increasing capacity is difficult because:

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

Credit facilities maintained by some of our subsidiaries contain covenants that, among other things, restrict our ability to sell assets; incur, repay or refinance indebtedness; create liens; make investments; engage in mergers or acquisitions; pay dividends, including to us; repurchase stock; or make capital expenditures. These credit facilities also require compliance with specified financial covenants, including minimum interest coverage and maximum leverage ratios. These subsidiaries cannot borrow under their credit facilities if the additional borrowings would cause them to breach the financial covenants. Further, a significant portion of Globe Metallurgical, Inc.’s assets are pledged to secure indebtedness.

Our ability to comply with applicable covenants may be affected by events beyond our control. The breach of any of the covenants contained in a credit facility, unless waived, would be a default under the facility. This would permit the lenders to terminate their commitments to extend credit under, and accelerate the maturity of, the facility. The acceleration of debt could have a material adverse effect on our financial condition and liquidity. If we were unable to repay our debt to the lenders and holders or otherwise obtain a waiver from the lenders and holders, the lenders and holders could proceed against the collateral securing the credit facility and exercise all other rights available to them. We may not have sufficient funds to make these accelerated payments and may not be able to obtain any such waiver on acceptable terms or at all.

Certain of our subsidiaries are restricted from making distributions to us, which limits our ability to pay dividends.

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

Our insurance costs may increase, and we may experience additional exclusions and limitations on coverage in the future.

We have maintained various forms of insurance, including insurance covering claims related to our properties and risks associated with our operations. Our existing property and liability insurance coverages contain exclusions and limitations on coverage. From time-to-time, in connection with renewals of insurance, we have experienced additional exclusions and limitations on coverage, larger self-insured retentions and deductibles and significantly higher premiums. As a result, in the future, our insurance coverage may not cover claims to the extent that it has in the past and the costs that we incur to procure insurance may increase significantly, either of which could have an adverse effect on our results of operations.

Solsil may never operate profitably or generate substantial revenues.

Solsil is currently focused on research and development projects and is not producing material for commercial sale. Although we expect to expand its operations through the construction of new facilities, its financial prospects are uncertain. Solsil’s anticipated growth, including the construction of new facilities, will require a commitment of significant financial resources that we may determine are not available given the expansion of other existing operations and continuing research and development efforts. In addition, Solsil’s anticipated growth will require a commitment of personnel, including key positions in management, that may not be available to us when needed. Unanticipated problems, construction delays, cost overruns, raw material shortages, environmental and/or governmental regulation, limited power availability or unexpected liabilities may also be encountered. Furthermore, Solsil’s expected future profitability is dependent on its ability to produce UMG at significantly larger scales than it currently can produce today and with commercially viable costs. Some of the other challenges we may encounter include:

•	technical challenges, including further improving Solsil’s proprietary metallurgical process;

•	increasing the size and scale of our operations on a cost-effective basis;

•	capitalizing on market demands and potentially rapid market supply and demand fluctuations;

•	continued acceptance by the market of our current and future products, including the use of UMG in the photovoltaic (solar) market;

•	a rapidly growing competitive environment with more new players entering the photovoltaic (solar) market;

•	achieving the objectives and responsibilities under our joint development and supply agreement with BP Solar International;

•	alternative competing technologies; and

•	responding to rapid technological changes.

Failure to successfully address these and other challenges may hinder or prevent our ability to achieve our objectives in a timely manner, and may result in the impairment of assets currently used in Solsil’s production processes.

We have operations and assets in the U.S., Argentina, China and Poland, and may have operations and assets in other countries in the future. Our international operations and assets may be subject to various economic, social and governmental risks.

Our international operations and sales will expose us to risks that could negatively impact our future sales or profitability. Our operations may not develop in the same way or at the same rate as might be expected in a country with an economy similar to the United States. The additional risks that we may be exposed to in these cases include, but are not limited to:

•	tariffs and trade barriers;

•	currency fluctuations, which could decrease our revenues or increase our costs in U.S. dollars;

•	regulations related to customs and import/export matters;

•	tax issues, such as tax law changes and variations in tax laws;

•	limited access to qualified staff;

•	inadequate infrastructure;

•	cultural and language differences;

•	inadequate banking systems;

•	different and/or more stringent environmental laws and regulations;

•	restrictions on the repatriation of profits or payment of dividends;

•	crime, strikes, riots, civil disturbances, terrorist attacks or wars;

•	nationalization or expropriation of property;

•	law enforcement authorities and courts that are weak or inexperienced in commercial matters; and

•	deterioration of political relations among countries.

Our competitive strength as a low-cost silicon metal producer is partly tied to the value of the U.S. dollar compared to other currencies. The U.S. dollar has fluctuated significantly in value in comparison to major currencies in recent years. Should the value of the U.S. dollar rise in comparison to other currencies, we may lose this competitive strength.

Exchange controls and restrictions on transfers abroad and capital inflow restrictions have limited, and can be expected to continue to limit, the availability of international credit. In 2001 and 2002, Argentina imposed exchange controls and transfer restrictions substantially limiting the ability of companies to retain foreign currency or make payments abroad. These restrictions have been substantially eased, including those requiring the Central Bank’s prior authorization for the transfer of funds abroad in order to pay dividends. However, Argentina may re-impose exchange control or transfer restrictions in the future, among other things, in response to capital flight or a significant depreciation of the Argentine peso. In addition, the government adopted various rules and regulations in June 2005 that established new controls on capital inflows, requiring, among other things, that 30% of all capital inflows (subject to certain exceptions) be deposited for one year in a non-assignable, noninterest bearing account in Argentina. Additional controls could have a negative effect on the economy and our Argentine business if imposed in an economic environment where access to local capital is substantially constrained. Moreover, in such event, restrictions on the transfers of funds abroad may impede our ability to receive dividend payments from our Argentine subsidiaries.

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

The concentration of our capital stock ownership among our largest stockholders, and their affiliates, may limit your ability to influence corporate matters.

To the best of our knowledge, our four largest stockholders, including our Executive Chairman, together beneficially own approximately 33% of our outstanding common stock. Consequently, these stockholders have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.

    The issuance of dividends may or may not occur in the foreseeable future.

On September 16, 2010, our Board of Directors approved a dividend of $0.15 per common share. The decision to pay dividends is at the discretion of our Board of Directors and depends on our financial condition, results of operations, capital requirements and other factors that our Board of Directors deems relevant. In the future, we intend to continue to consider declaring dividends on an annual basis, subject to reviewing our earnings and then current circumstances, but there is no guaranty that we will continue to issue dividends.

    Provisions of our certificate of incorporation and by-laws could discourage potential acquisition proposals and could deter or prevent a change in control.

Some provisions in our certificate of incorporation and by-laws, as well as Delaware statutes, may have the effect of delaying, deferring or preventing a change in control. These provisions, including those providing for the possible issuance of shares of our preferred stock and the right of our Board of Directors to amend the bylaws, may make it more difficult for other persons, without the approval of the Board of Directors, to make a tender offer or otherwise acquire a substantial number of shares of our common stock or to launch other takeover attempts that a stockholder might consider to be in his or her best interest. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We believe our facilities are suitable and adequate for our business and current production requirements. The following tables describe our primary office space, manufacturing facilities and mining properties:

		Square	Number of		Business
Location of Facility	Purpose	Footage	Furnaces	Own/Lease	Segment Served

New York, New York	Office	13,958	—	Lease	Corporate
Beverly, Ohio	Manufacturing and other	273,377	5 *	Own	GMI
Selma, Alabama	Manufacturing and other	126,207	2	Own	GMI
Alloy, West Virginia	Manufacturing and other	1,063,032	5	Own	GMI
Niagara Falls, New York	Manufacturing and other	227,732	2	Own	GMI
Bridgeport, Alabama	Manufacturing and other	155,100	1	Own	GMI
Mendoza, Argentina	Manufacturing and other	138,500	2	Own	Globe Metales
San Luis, Argentina	Manufacturing and other	59,200	—	Own	Globe Metales
Police, Poland	Manufacturing and other	43,951	—	Own	Other
Shizuishan, China	Manufacturing and other	227,192	—	**	Other

___________________________

*	Excludes Solsil’s seven smaller furnaces used to produce UMG for solar cell applications.

**	We own the long-term land use rights for the land on which this facility is located. We own the building and equipment forming part of this facility.

Business
Location of Mine	Product	Own/Lease	Segment Served

Billingsley, Alabama	Quartzite	Lease	GMI

Item 3.	Legal Proceedings

In the ordinary course of our business, we are subject to periodic lawsuits, investigations, claims and proceedings, including, but not limited to, contractual disputes, employment, environmental, health and safety matters, as well as claims associated with our historical acquisitions and divestitures. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations, claims and proceedings asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows, results of operations or liquidity.

Item 4.	[Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock are traded on the NASDAQ Global Select Market under the symbol “GSM.”

Price Range of Common Stock

Our shares began trading on the NASDAQ Global Select Market on July 30, 2009. The price range per share of common stock presented below represents the highest and lowest sales prices for our common stock on the NASDAQ Global Select Market during each quarter of the last year.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal year 2010 price range per common share	$12.74 - $9.59	$11.40 - $9.20	$9.98 - $7.60	$9.22 - $6.81

Holders

As of September 27, 2010, there were approximately 61 holders of record of our common stock. The number of record holders does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Dividend Policy

On September 16, 2010, our Board of Directors approved a dividend of $0.15 per common share. The dividend is payable October 29, 2010, to stockholders of record as of October 15, 2010. The decision to pay dividends is at the discretion of our Board of Directors and depends on our financial condition, results of operations, capital requirements and other factors that our Board of Directors deems relevant. In the future, we intend to continue to consider declaring dividends on an annual basis, subject to reviewing our earnings and then current circumstances.

Sales of Unregistered Securities

The following is a summary of our transactions during the year ended June 30, 2010, involving sales of our securities that were not registered under the Securities Act of 1933, as amended:

Between September 6, 2009 and October 2, 2009, we issued 1,574,529 shares of common stock in connection with the exercise of UPOs and 201,404 shares in connection with the exercise of outstanding warrants. These exercises resulted in proceeds of $1,497,000. The sales and issuances of shares to US persons pursuant to the exercise of UPOs and pursuant to the exercise of warrants were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The sales and issuances of shares to non-US persons pursuant to the exercise of warrants were deemed to be exempt from registration under the Securities Act pursuant to Regulation S governing offers and sales made outside the United States.

Use of Proceeds

In August 2009, we closed on an initial public offering of 16,100,000 shares of our common stock at $7.00 per share. Of the shares offered, 5,600,000 shares were offered by us and 10,500,000 shares were offered by selling stockholders (which included 2,100,000 shares sold by the selling stockholders pursuant to the exercise of the underwriters’ over-allotment option). Total proceeds of the offering were $112,700,000, of which the selling stockholders received $68,355,000, net of underwriting discounts and commissions totaling $5,145,000, and we received $36,456,000, net of underwriting discounts and commissions totaling $2,744,000. In addition, we also recognized offering costs of $1,688,000. The net proceeds of the offering were utilized for the acquisition of Core Metals; the remaining proceeds are in cash and cash equivalents at June 30, 2010.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

We did not repurchase any of our outstanding equity securities during the most recent quarter covered by this report.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,266,442	$5.18	631,919
Equity compensation plans not approved by security holders	-	-	-
Total	4,266,442	$5.18	631,919

Item 6.	Selected Financial Data

The following tables summarize certain selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data presented below for the fiscal years ended June 30, 2010, 2009, 2008, 2007, and 2006 are derived from our audited consolidated financial statements. The selected consolidated financial data presented below for the period from July 1, 2006 to November 12, 2006 are derived from audited financial statements. Successor entity refers to Globe Specialty Metals, Inc. (GSM), formerly known as International Metal Enterprises, Inc. (IME). IME, which was a special purpose acquisition vehicle, acquired Globe Metallurgical, Inc., the Predecessor, on November 13, 2006, and IME changed its name to Globe Specialty Metals, Inc. The operations of GSM were insignificant compared with our subsequent acquisitions. Therefore, Globe Metallurgical, Inc. is the Predecessor because it was the first and most significant acquisition, some of the founding investors in GSM were also investors in Globe Metallurgical, Inc., and Globe Metallurgical, Inc. is the entity that has the most influence on the group of entities that have been acquired by GSM since November 13, 2006. The financial statements for the Successor periods are not comparable to the Predecessor periods, because the Predecessor periods do not reflect the results of subsequent acquisitions or divestitures, including Globe Metales, Globe Metais and Core Metals.

	Successor				Predecessor
					Period from
					July 1 to	Year Ended
	Year Ended June 30,				November 12,	June 30,
	2010	2009	2008	2007	2006	2006
	(Dollars in thousands, except per share data)
Statement of operations data:
Net sales	$472,658	426,291	452,639	221,928	$73,173	173,008
Cost of goods sold	390,093	330,036	351,918	187,630	68,804	151,687
Selling, general and administrative expenses	47,875	56,322	42,857	15,033	5,288	10,256
Research and development	200	1,394	901	120	-	-
Restructuring charges	(81)	1,711	-	-	-	-
Gain on sale of business	(19,715)	-	-	-	-	-
Goodwill and intangible asset impairment	-	69,704	-	-	-	-
Operating income (loss)	54,286	(32,876)	56,963	19,145	(919)	11,065
Interest and other income (expense)	521	(899)	(5,285)	504	(7,579)	(6,010)
Income (loss) before income taxes and deferred interest subject to redemption	54,807	(33,775)	51,678	19,649	(8,498)	5,055
Provision for (benefit from) income taxes	20,539	11,609	15,936	7,047	(2,800)	1,914
Net income (loss) before deferred interest subject to redemption	34,268	(45,384)	35,742	12,602	(5,698)	3,141
Deferred interest subject to redemption	-	-	-	(768)	-	-
(Income) losses attributable to noncontrolling interest, net of tax	(167)	3,403	721	-	-	-
Net income (loss) attributable to Globe Specialty Metals, Inc.	$34,101	(41,981)	36,463	11,834	$(5,698)	3,141
Earnings (loss) per common share - basic	$0.46	(0.65)	0.62	0.25	$(2,947.26)	2,067.04
Earnings (loss) per common share - diluted	$0.46	(0.65)	0.50	0.24	$(2,947.26)	2,067.04
Cash dividends declared per common share	$ -	-	-	0.07	$ -	-

	Successor				Predecessor
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance sheet data:
Cash and cash equivalents	$157,029	61,876	73,994	67,741	$ -
Total assets	607,145	473,280	548,174	389,343	140,572
Total debt, including current portion	41,079	59,613	89,205	75,877	50,431
Total stockholders' equity	458,829	311,352	346,237	222,621	58,425

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

Globe Specialty Metals, Inc., together with its subsidiaries (collectively, “we,” “our,” or “GSM”) is one of the leading manufacturers of silicon metal and silicon-based alloys. As of June 30, 2010, we owned and operated six principal manufacturing facilities, in three primary operating segments: GMI, our U.S. operations; Globe Metais, our Brazilian operations, the manufacturing component of which was sold on November 5, 2009; and, Globe Metales, our Argentine operations.

Business Segments

We operate in six reportable segments:

•
GMI — a manufacturer of silicon metal and silicon-based alloys located in the United States with plants in Beverly, Ohio, Alloy, West Virginia, Niagara Falls, New York, Selma, Alabama and Bridgeport, Alabama;

•
Globe Metais — a distributor of silicon metal manufactured in Brazil. This segment includes the historical Brazilian manufacturing operations, previously comprised of a manufacturing plant in Breu Branco and mining operations and forest reserves, which were all sold on November 5, 2009;

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

•
Other — includes an electrode production operation in China and a cored-wire production facility located in Poland. These operations do not fit into the above reportable segments, and are immaterial for purposes of separate disclosure.

Overview and Recent Developments

Our business has improved to near pre-recession levels with volumes shipped in fiscal year 2010 increasing more than 20% from the prior year, with approximately one-third of the increase in volume coming from the acquisition of Core Metals. We are presently running all of our furnaces in our six primary plants at full capacity, subject to planned maintenance outages. Our primary end markets, which include chemicals, steel, aluminum and solar have all recovered significantly from the recession with chemicals and solar in particular driving the increasing market demand for silicon metal. Chemical producers, who manufacture silicones using silicon metal as a raw material, continue to announce increased volume and capacity utilization amid strong end user demand. Steel industry capacity utilization in the U.S., which is a major driver of our silicon-based alloy business, has risen significantly from recessionary levels, reaching 73% in June 2010 and, with some vacillations, has remained relatively stable at that level. Over half of our silicon-based alloy production is sold to steel mills as additives. Aluminum demand has also risen from recessionary levels as domestic auto production begins to recover. Silicon metal is used in all aluminum products, but the highest concentration is in automotive uses. Polysilicon output and solar cell demand is continuing its rapid growth with new production capacity coming on line. Polysilicon, which requires silicon metal as its key raw material, is used in the production of photovoltaic (solar) cells.

During the quarter ended December 31, 2009, in response to growing customer demand, we reopened our Niagara Falls, New York plant and began the process of reopening our Selma, Alabama plant, which gave us a total capacity of approximately 100,000 MT of silicon metal (excluding Dow Corning’s portion of the capacity of our Alloy plant), subject to planned maintenance outages. Selma, which had been idled only nine months, ramped up roughly as expected, incurring approximately $3,100,000 of start-up related costs in the fiscal year ended June 30, 2010. Niagara Falls, which had been down more than six years, encountered numerous start-up issues, including employee hiring and training, engineering and facilities maintenance and, as a result, has taken longer than expected to stabilize production operations. As of June 30, 2010, due to these start-up issues, the plant was producing less than anticipated output at higher than expected costs. As a result, for the fiscal year ended June 30, 2010, we incurred approximately $6,600,000 of start-up related costs. To remedy the situation, in July and August 2010, we brought each of the two furnaces down for maintenance, in succession for approximately three weeks each, to correct the maintenance and engineering issues. In addition, we continued to enhance hiring, training and supervision of the plant staff. As a result, we anticipate incurring additional start-up related costs in the quarter ending September 30, 2010. As of mid-September 2010, both furnaces were running at expected capacity.

The acquisition of Core Metals, which closed on April 1, 2010, provided us with approximately 42,000 MT of additional annual ferrosilicon (a silicon-based alloy) production capacity from its Bridgeport, Alabama plant. The plant ran at full capacity for the quarter ended June 30, 2010, other than for planned maintenance outages, as ferrosilicon demand and pricing remained stable. Overall, the Core Metals acquisition should lower our average selling price of silicon-based alloys, since ferrosilicon is sold on a silicon-contained basis, but it is expected to add meaningfully to our gross margin. On April 7, 2010, we sold Masterloy Products Company (Masterloy), an ancillary business included in the Core Metals acquisition, for $3,000,000.

Net sales for the quarter ended June 30, 2010 increased approximately $33,950,000, or 30%, from the previous quarter ended March 31, 2010, primarily as a result of the acquisition of Core Metals and a 7% increase in silicon metal volume shipped. Our average selling price of silicon metal increased 2%, or 3% excluding the material shipped to Dow Corning under the joint venture agreement, versus the previous quarter primarily as a result of an increase in the percentage of material shipped under annual 2010 contracts and spot pricing.

The average selling price of silicon-based alloys decreased 8% in the quarter ended June 30, 2010 from the previous quarter ended March 31, 2010 primarily from the change in sales mix from the Core Metals acquisition, which increased our sales of ferrosilicon, our lowest priced alloy, which also has our lowest cost of production. Excluding the mix change, silicon-based alloy selling prices remained similar to the previous quarter. Silicon metal tons shipped increased 7% from the previous quarter, based on higher production levels, and silicon-based alloy shipments increased 72% primarily from the acquisition of Core Metals, but also from an increase in shipments of other silicon-based alloys.

Outlook

Customer demand continues to increase for our silicon metal and silicon-based alloys as customers continue to experience end market growth. This increasing demand has tightened the silicon metal market, leading to increased spot pricing. We anticipate continuing to operate all of our furnaces at our six primary plants at full capacity utilization in the coming quarters, subject to planned maintenance outages. Spot pricing for silicon metal, according to Metal Bulletin, has risen from approximately $1.20/LB at the beginning of calendar 2010 to approximately $1.55/LB in September 2010. We expect our average selling price to increase modestly in the quarter ending September 30, 2010 as we sell limited volumes at current spot prices; however, we expect our total volume of shipments to decline somewhat in the quarter ending September 30, 2010 as we experience certain planned maintenance outages.

We expect net sales in the quarter ending September 30, 2010 to decrease modestly from the quarter ended June 30, 2010 as a result of lower shipments, caused by decreased production from planned maintenance outages, partially offset by higher average selling prices. The most significant scheduled outages in the quarter are at our Niagara Falls, New York plant and we expect will serve to partially remedy the engineering and maintenance issues that have caused the decreased production output and higher operating costs in previous quarters. This may cause a modest decline in earnings in the first quarter of fiscal year 2011 and will lead to additional start-up related expenses.

At the beginning of calendar 2011, after the below-market 20,000 MT contract with Dow Corning expires and our calendar 2010 annual contracts expire, we expect a significant increase in our silicon metal average selling price, which would directly improve earnings.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from the estimates used under different assumptions or conditions.

Business Combinations

We have completed a number of significant business acquisitions. Our business strategy contemplates that we may pursue additional acquisitions in the future. When we acquire a business, the purchase price is allocated based on the fair value of tangible assets and identifiable intangible assets acquired, and liabilities assumed. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Goodwill as of the acquisition date is measured as the residual of the excess of the consideration transferred, plus the fair value of any noncontrolling interest in the acquiree at the acquisition date, over the fair value of the identifiable net assets acquired. We generally engage independent third-party appraisal firms to assist in determining the fair value of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates are inherently uncertain and may impact reported depreciation and amortization in future periods, as well as any related impairment of goodwill or other long lived assets.

Goodwill

At June 30, 2010, we had goodwill totaling $52,025,000. We annually review, in the third quarter of our fiscal year, goodwill for impairment. A review is also performed whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds the implied fair value of goodwill of the reporting unit. Fair value is measured based on a discounted cash flow method, using a discount rate determined by us to be commensurate with the risk inherent in our current business model, or a valuation technique based on multiples of earnings consistent with the objective of measuring fair value. The estimates of cash flows, future earnings, and discount rate are subject to change due to the economic environment and business trends, including such factors as raw material and product pricing, interest rates, expected market returns and volatility of markets served, as well as our future manufacturing capabilities, government regulation and technological change. We believe that the estimates of future cash flows, future earnings, and fair value are reasonable; however, changes in estimates, circumstances or conditions could have a significant impact on our fair valuation determination, which could then result in a material impairment charge in our results of operations.

    Long-Lived Assets

At June 30, 2010, we had property, plant, and equipment, net of accumulated depreciation and amortization, totaling $219,267,000, including $19,081,000 associated with our Solsil business unit. Solsil is currently focused on research and development projects and is not producing material for commercial sale. We review the recoverability of our long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future undiscounted pretax cash flows of the related operations.

We assess the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If these undiscounted cash flows are less than the carrying value of such asset or asset group, an impairment loss is measured based on the difference between estimated fair value and carrying value. Assets to be disposed are written down to the lower of carrying amount or fair value less costs to sell, and depreciation ceases. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. We believe that the estimates of future cash flows, future earnings, and fair value are reasonable; however, changes in estimates, circumstances or conditions, including the results of Solsil’s research and development activities, could have a significant impact on our fair valuation determination, which could then result in a material impairment charge in our results of operations.

Inventories

At June 30, 2010, we had inventories totaling $87,163,000. Inventories are valued at the lower of cost or market value, which does not exceed net realizable value. Cost of inventories is determined either by the first-in, first-out method or by the average cost method. When circumstances indicate a potential valuation issue, tests are performed to assess net realizable value, and as necessary, an inventory write-down is recorded for obsolete, slow moving or defective inventory. We estimate market and net realizable value based on current and future selling prices for our inventories, as well as the expected utilization of parts and supplies in our manufacturing process. We believe that these estimates are reasonable; however, changes in estimates or future price decreases caused by changing economic conditions, including customer demand, could result in future inventory adjustments, resulting in decreased operating profits and lower asset levels.

Share-Based Compensation

During the year ended June 30, 2010, we recorded share-based compensation expense of $5,712,000. Share-based payments (to the extent they are compensatory) are recognized in our consolidated statement of operations based on their fair values. We have applied the provisions of the SEC’s Staff Accounting Bulletin No. 107 (SAB 107) in our accounting for share-based compensation. We are required to estimate the stock awards that we ultimately expect to vest and to reduce share-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Given our share-based compensation was granted under a new plan and that there is relatively no historical data, we have estimated a forfeiture rate of zero. Actual forfeitures in the future may differ from this estimate, which would favorably impact our future results from operations.

We estimate the fair value of employee stock options using a Black-Scholes valuation model. Our common stock is currently traded on the NASDAQ Global Select Market (effective July 29, 2009). Accordingly, for stock awards granted subsequent to July 29, 2009, we value our common stock based upon the closing price of our common stock on the NASDAQ Global Select Market on the date immediately preceding the date of grant. Prior to July 29, 2009, our common stock was traded on the AIM market of the London Stock Exchange, and we valued our common stock based upon the closing price of our common stock on the AIM market on the date immediately preceding the date of grant. The fair value of an award is affected by our closing stock price as well as other assumptions, including the estimated volatility over the term of the awards and the estimated period of time that we expect employees to hold their stock options, which is calculated using the simplified method allowed by SAB 107. As there is limited trading data related to our common stock, the expected volatility over the expected vesting term of our share-based compensation is based upon the historical volatilities of similar companies. The risk-free interest rate assumption we use is based upon United States Treasury interest rates appropriate for the expected life of the award. Our expected dividend rate for grants prior to June 30, 2010 was zero as we did not pay cash dividends on our common stock and did not anticipate doing so. Actual results could differ from these estimates, which would impact our results from operations.

Income Taxes

We recorded a provision for income taxes of $20,539,000 during the year ended June 30, 2010. As part of the process of preparing consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we conduct business. This process involves estimating actual current tax expense and temporary differences between tax and financial reporting. Temporary differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We must assess the likelihood that deferred tax assets will be realized. A valuation allowance is recognized to reduce deferred tax assets if, and to the extent that, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, estimates of future earnings in different tax jurisdictions and the expected timing of deferred income tax asset and liability reversals. We believe that the determination to record a valuation allowance to reduce deferred income tax assets is a critical accounting estimate because it is based, in part, on an estimate of future taxable income in the various tax jurisdictions in which we do business, which is susceptible to change and may or may not occur, as well as the estimated timing of the reversal of temporary differences, which give rise to our deferred income tax assets, and because the impact of adjusting a valuation allowance may be material. In the event that actual results differ from estimates in future periods, and depending on the tax strategies that we may be able to implement, changes to the valuation allowance could impact our financial position and results of operations.

As part of our accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Amortization expense associated with acquired intangible assets is generally not tax deductible; however, deferred taxes have been recorded for non-deductible amortization expense as a part of the purchase price allocation process. We have taken into account the allocation of these identified intangibles among different taxing jurisdictions in establishing the related deferred tax liabilities. Income tax contingencies existing as of the acquisition dates of the acquired companies are evaluated quarterly and any adjustments are recorded as adjustments to income tax expense. Prior to our adoption of Accounting Standards Codification Subtopic 805-10, Business Combinations, on July 1, 2009, such adjustments were recorded to (a) reduce to zero any goodwill related to the acquisition, (b) reduce to zero other noncurrent intangible assets related to the acquisition, and (c) reduce income tax expense.

We recognize an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authority that has full knowledge of all relevant information, based on the technical merits of the position. The income tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon settlement with a taxing authority. The determination of an uncertain tax position and the likelihood of it being realized requires critical judgment and estimates. We carefully assess each of the uncertain tax positions in order to determine the tax benefit that can be recognized in the consolidated financial statements. We record and/or disclose such potential tax liabilities, as appropriate, and reasonably estimate our income tax liabilities and recoverable tax assets. If new information becomes available, adjustments will be charged against income at that time. We do not anticipate that such adjustments would have a material adverse effect on our consolidated financial position or liquidity; however, it is possible that the final outcomes could have a material impact on our reported results of operations.

Results of Operations

Our results of operations are affected by our recent acquisitions and divestitures. We acquired Core Metals in April 2010, Solsil in February 2008 and Yonvey in May 2008. Accordingly, our results for the years ended June 30, 2010 and 2009 include the results of Solsil and Yonvey for the entire period and Core Metals for three months in fiscal year 2010. Results for the year ended June 30, 2008 include the results of Solsil for four months and Yonvey for one and a half months. We sold the manufacturing operations of Globe Metais in November 2010, but continue to sell a portion of the silicon metal produced by Globe Metais to fulfill commitments to customers of Globe Metais that we retained.

GSM Fiscal Year Ended June 30, 2010 vs. 2009

Consolidated Operations:

	Years Ended
	June 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$472,658	426,291	46,367	10.9%
Cost of goods sold	390,093	330,036	60,057	18.2%
Selling, general and administrative expenses	47,875	56,322	(8,447)	(15.0%)
Research and development	200	1,394	(1,194)	(85.7%)
Restructuring charges	(81)	1,711	(1,792)	(104.7%)
Gain on sale of business	(19,715)	-	(19,715)	NA
Goodwill and intangible asset impairment	-	69,704	(69,704)	NA
Operating income (loss)	54,286	(32,876)	87,162	(265.1%)
Interest expense, net	(4,054)	(6,218)	2,164	(34.8%)
Other income	4,575	5,319	(744)	(14.0%)
Income (loss) before provision for income taxes	54,807	(33,775)	88,582	(262.3%)
Provision for income taxes	20,539	11,609	8,930	76.9%
Net income (loss)	34,268	(45,384)	79,652	(175.5%)
(Income) losses attributable to noncontrolling interest, net of tax	(167)	3,403	(3,570)	(104.9%)
Net income (loss) attributable to Globe Specialty Metals, Inc.	$34,101	(41,981)	76,082	(181.2%)

Net Sales:

	Year Ended June 30, 2010			Year Ended June 30, 2009
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$296,763	118,327	$2,508	$257,571	100,461	$2,564
Silicon-based alloys	148,092	76,144	1,945	141,356	59,554	2,374
Silicon metal and silicon-based alloys	444,855	194,471	2,288	398,927	160,015	2,493
Silica fume and other	27,803			27,364
Total net sales	$472,658			$426,291

Net sales increased $46,367,000, or 11%, from the prior year to $472,658,000 primarily as a result of a 22% increase in metric tons sold, offset by an 8% decrease in average selling price. The increase in metric tons sold resulted in an increase in net sales of $85,184,000 and was related to an 18% increase in silicon metal and a 28% increase in silicon-based alloy metric tons sold. Silicon metal volume sold was higher due to the reopening of our Niagara Falls, New York facility in November 2009, which provided approximately an additional 13,500 metric tons, offset by a decrease in production volumes in Selma, Alabama of approximately 2,500 metric tons due to plant closure from April 2009 to January 2010. The increase in silicon-based alloy volume includes the impact of the Core Metals acquisition, which contributed approximately 10,000 metric tons of ferrosilicon in fiscal year 2010. Additionally, end market demand for magnesium ferrosilicon increased in the second half of fiscal year 2010 due to the economic recovery, particularly in automotive production. The decline in average selling price resulted in decreased net sales of approximately $39,256,000 and was a result of an 18% decrease in the average selling price of silicon-based alloys and a 2% decrease in the average selling price of silicon metal. The decline in silicon-based alloy pricing was due to a significant reduction in steel production in the first half of fiscal year 2010, driven by lower automobile production and construction spending. This resulted in an overall reduction in customer demand, which caused us to reduce pricing to retain volume and also caused a mix shift towards the production of ferrosilicon, which is our lowest priced alloy and also has the lowest cost of production. Additionally, the acquisition of Core Metals in the fourth quarter of fiscal year 2010 caused a further mix shift within silicon-based alloys to ferrosilicon. The decrease in silicon metal pricing was primarily due to the impact of shipping 49% of the Alloy joint venture output at cost to Dow Corning, offset by favorable annual contracts and higher spot pricing in the quarter ended June 30, 2010. Silica fume and other revenue increased by $439,000 as a result of $6,116,000 of other sales from Core Metals in fiscal year 2010, offset by a decline of $3,010,000 in Yonvey’s electrode sales to third parties, and lower production levels and sales of other by-products.

Cost of Goods Sold:

The $60,057,000, or 18%, increase in cost of goods sold was a result of a 22% increase in metric tons sold, offset by a 3% decline in cost per ton sold. This decline in cost per ton sold was the result of several factors, including the curtailment of Solsil production, which lowered cost of goods sold by $8,985,000 and metric tons sold by approximately 200, a mix shift within silicon-based alloys to lower cost ferrosilicon, which reduced cost of goods sold by approximately $6,800,000, and our overall cost reduction programs. These cost decreases were partially offset by lower capacity utilization during fiscal year 2010 and start-up costs totaling approximately $10,000,000, primarily at our Niagara Falls and Selma plants.

Gross margin represented approximately 23% of net sales in fiscal year 2009 and decreased to approximately 17% of net sales in fiscal year 2010, primarily as a result of the start-up costs for our Niagara Falls and Selma plants, the impact of selling 49% of the Alloy joint venture output at cost to Dow Corning, and the lower silicon-based alloy average selling price.

Selling, General and Administrative Expenses:

The decrease in selling, general and administrative expenses of $8,447,000, or 15%, was largely due to the write-off of $2,527,000 of deferred offering costs in the second quarter of fiscal year 2009, caused by a more than 90 day delay in our initial public offering, a decrease of $1,382,000 and $722,000 in audit and other professional fees at Corporate and Yonvey, respectively, a decrease of $716,000 of wages, insurance and general expense at Yonvey through aggressive cost cutting measures, a decrease of $757,000 primarily in salaries and wages at Solsil due to the suspension of commercial production, and a decrease of approximately $6,236,000 at Globe Metais, of which $5,680,000 was due to the timing of the sale of our Brazilian manufacturing operations, and the balance was due to aggressive cost reduction measures. These decreases were offset by an increase in salaries and benefits of $1,308,000 at GMI with the restart of the Niagara Falls plant, higher due diligence costs of $833,000 and the impact of the acquisition of Core Metals, which increased expense by $616,000.

Research and Development:

The decrease in research and development expenses of $1,194,000 was primarily due to the suspension of production and related activities at Solsil, which resulted in a decrease of $930,000.

Gain on Sale of Business:

Gain on sale of business recorded in fiscal year 2010 is associated with the sale of our Brazilian manufacturing operations on November 5, 2009 for gross cash proceeds of approximately $75,000,000, less transaction expenses and the recording of certain retained liabilities.

Goodwill and Intangible Asset Impairment:

Goodwill and intangible asset impairment recorded in fiscal year 2009 was approximately $69,704,000 and was associated with the Solsil business unit. The global economic slowdown, combined with a decrease in oil prices, caused a sharp decline in the product price and demand for upgraded metallurgical grade silicon. As a result, it was determined that the value of the Solsil business unit no longer supported its goodwill and intangible asset balances.

Net Interest Expense:

Net interest expense decreased by $2,164,000 due to the refinancing and repayment of credit facilities at GMI, Yonvey, and Globe Metales, which resulted in lower average debt balances and interest rates, and the timing of the sale of our Brazilian manufacturing operations on November 5, 2009.

Other Income:

Other income decreased by $744,000 due primarily to a one-time gain at GMI of $954,000 due to the settlement of litigation in fiscal year 2009, a year-over-year decrease of $543,000 of other income related to royalties associated with the lease of certain property at GMI, and a year-over-year decrease of $311,000 of dividend income to Globe Metales from hydroelectric plant ownership interests, offset by a year-over-year foreign exchange gain of $1,609,000, driven primarily by fluctuations of the Brazilian real against the U.S. dollar prior to our sale of Globe Metais’ manufacturing operations.

Provision for Income Taxes:

Our effective tax rate for fiscal years 2010 and 2009 was 37.5% and (34.4%), respectively. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in each jurisdiction. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The change in our tax provision was primarily due to the fact that the prior year goodwill impairment charge arose from a non-taxable acquisition and no tax benefit was obtained from the goodwill impairment. In addition, the change in the level of earnings and losses within the various tax jurisdictions in which we operate also impacted the effective tax rate. The increase in the effective tax rate was partially offset by the benefit associated with the recording of certain state tax credits and adjustments in fiscal year 2010.

Segment Operations

GMI

	Years Ended
	June 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$358,279	277,466	80,813	29.1%
Cost of goods sold	296,122	212,213	83,909	39.5%
Selling, general and administrative expenses	21,112	17,625	3,487	19.8%
Restructuring charges	(81)	281	(362)	(128.8%)
Operating income	$41,126	47,347	(6,221)	(13.1%)

Net sales increased $80,813,000, or 29%, from the prior year to $358,279,000. The increase was primarily attributable to a 33% increase in metric tons sold. Silicon metal volume was higher by 40% primarily due to the impact of the reopening of our Niagara Falls facility in November 2009, which provided approximately an additional 13,500 metric tons, offset by a decrease in production volumes in Selma of approximately 2,600 metric tons due to plant closure from April 2009 to January 2010. Silicon-based alloy volume was higher by 23% due to an increase in end market demand, primarily from the automotive industry, for magnesium ferrosilicon in the second half of fiscal year 2010. The increase in silicon-based alloy volume included the impact of the Core Metals acquisition, which contributed approximately 10,000 metric tons of ferrosilicon in fiscal year 2010. Pricing for silicon metal was up 2% due to favorable annual contracts and improving spot market prices in the second half of fiscal year 2010. Pricing for silicon-based alloys was down 16% due to a product mix shift towards ferrosilicon coupled with reduced ferrosilicon pricing, which was the result of reduced demand and aggressive foreign imports. Additionally, the acquisition of Core Metals in the fourth quarter of fiscal year 2010 caused a further mix shift to ferrosilicon.

The GMI segment includes the Alloy joint venture, which was entered into on November 5, 2009, and sells 49% of the output of the Alloy plant to Dow Corning at cost. We control the joint venture and consolidate its results in our financial statements. As a result of the joint venture, GMI’s gross margin has been reduced by virtue of the material sold to Dow Corning at cost.

Operating income decreased by $6,221,000 from the prior year to $41,126,000. This was primarily due to increased production costs and lower average selling prices for silicon-based alloys. Cost of goods sold increased by 40% while volumes increased by only 33%. This caused an increase in the cost per ton sold, which reflects our reduced capacity utilization, and start-up costs of approximately $9,700,000 at our Niagara Falls and Selma plants. The addition of Core Metals contributed $616,000 to selling, general and administrative expenses in fiscal year 2010, and the reopening of the Niagara Falls plant was a major driver of the $1,308,000 increase in salaries and benefits at GMI.

Globe Metais

	Years Ended
	June 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$62,126	95,096	(32,970)	(34.7%)
Cost of goods sold	53,091	71,164	(18,073)	(25.4%)
Selling, general and administrative expenses	2,564	8,800	(6,236)	(70.9%)
Research and development	11	130	(119)	(91.5%)
Restructuring charges	-	400	(400)	NA
Gain on sale of business	1,197	-	1,197	NA
Operating income	$5,263	14,602	(9,339)	(64.0%)

Net sales decreased $32,970,000, or 35%, from the prior year to $62,126,000. The decrease was primarily attributable to a 32% decrease in metric tons sold and a decrease in the sale of by-products of $3,928,000. The decrease in volume was due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009 and the global economic recession, which caused a pronounced decline in domestic Brazilian demand and European demand from producers of silicones and aluminum. After the sale of our Brazilian manufacturing operations, Globe Metais no longer produces or sells by-products.

Operating income decreased by $9,339,000, or 64%, from the prior year to $5,263,000. The decrease was primarily due to the timing of the sale of our Brazilian manufacturing operations, which led to lower sales volumes. Results also included transaction costs associated with the sale of $1,197,000. Cost of goods sold decreased 25% while volumes decreased 32%, which caused an increase in the cost per metric ton sold. This increase was due to lower capacity utilization and increased production costs associated with the appreciation of the Brazilian real, which was offset by gains on our foreign exchange forward contract, which are recorded in other income. Selling, general and administrative expenses decreased by $6,236,000 due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009, which resulted in a cost reduction of approximately $5,680,000, and the balance was due to aggressive cost reduction measures.

The gain on sale of business reflects only transaction costs of $1,197,000 associated with the sale of our Brazilian manufacturing operations, as the gain on the sale of the manufacturing operations is reported in the Corporate operating segment.

Globe Metales

	Years Ended
	June 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$48,959	50,731	(1,772)	(3.5%)
Cost of goods sold	35,635	31,544	4,091	13.0%
Selling, general and administrative expenses	3,251	3,560	(309)	(8.7%)
Restructuring charges	-	678	(678)	NA
Operating income	$10,073	14,949	(4,876)	(32.6%)

Net sales decreased $1,772,000, or 4%, from the prior year to $48,959,000. The decrease was primarily attributable to a 27% decrease in average selling price, partially offset by a 34% increase in metric tons sold. Pricing decreased due to the completion of certain favorable long-term contracts, a change in product mix, which included the sale of lower priced ferrosilicon, the market price of which was affected by a reduction in global steel production. Volumes increased primarily due to the re-entry of Globe Metales into the lower priced ferrosilicon market.

Operating income decreased by $4,876,000 from the prior year to $10,073,000. The decrease was primarily due to a decrease in average selling prices offset by higher volumes and lower production costs. Average selling prices decreased by 27% while cost per ton decreased by only 16%, partially as a result of the expiration of a long-term, low-priced power contract. The reduced gross margin and operating income resulted primarily from the change in product mix, which included the production of lower priced ferrosilicon, partially offset by our aggressive cost reduction initiatives.

Solsil

	Years Ended
	June 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$20	2,202	(2,182)	(99.1%)
Cost of goods sold	823	9,808	(8,985)	(91.6%)
Selling, general and administrative expenses	385	1,183	(798)	(67.5%)
Research and development	187	1,117	(930)	(83.3%)
Restructuring charges	-	187	(187)	NA
Goodwill and intangible asset impairment	-	69,704	(69,704)	NA
Operating loss	($1,375)	(79,797)	78,422	(98.3%)

Net sales decreased $2,182,000 from the prior year to $20,000. The decrease was primarily attributable to Solsil suspending commercial production as a result of a significant decline in the price of polysilicon and the decline in demand for upgraded metallurgical grade silicon. As a result, we are concentrating our efforts on research and development activities focused on reducing our cost of production.

Cost of goods sold decreased $8,985,000 from the prior year to $823,000. Cost of goods sold was $7,606,000 in excess of sales in 2009, reflecting Solsil’s additional investment to refine its production processes. Selling, general and administrative expenses decreased $798,000 and research and development expenses decreased $930,000 as a result of suspended production and the focus on enhancing production yields and lowering the cost of production. Solsil recorded a goodwill and intangible asset impairment in the second quarter of fiscal year 2009 of $69,704,000. The global economic slowdown, combined with the decrease in oil prices, caused a sharp decline in the product price and demand for upgraded metallurgical grade silicon. As a result, it was determined that the value of the Solsil business no longer supported its goodwill and intangible asset balances.

Corporate

	Years Ended
	June 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$18,422	21,302	(2,880)	(13.5%)
Restructuring charges	-	95	(95)	NA
Gain on sale of business	(21,237)	-	(21,237)	NA
Operating income (loss)	$2,815	(21,397)	24,212	(113.2%)

Operating income (loss) increased by $24,212,000 from the prior year to $2,815,000. The increase was primarily due to the $21,237,000 gain on the sale of business recorded in fiscal year 2010, which was associated with the sale of our Brazilian manufacturing operations on November 5, 2009 for gross cash proceeds of approximately $75,000,000, less transaction expenses and the recording of certain retained liabilities.

Selling, general and administrative expenses decreased $2,880,000 or 14%, from the prior year to $18,422,000. This was primarily due to the write-off of $2,527,000 of deferred offering costs in the second quarter of fiscal year 2009 because our initial public offering was postponed by more than 90 days and a decrease of $1,382,000 in audit and other professional fees.

GSM Fiscal Year Ended June 30, 2009 vs. 2008

Consolidated Operations:

	Years Ended
	June 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$426,291	452,639	(26,348)	(5.8%)
Cost of goods sold	330,036	351,918	(21,882)	(6.2%)
Selling, general and administrative expenses	56,322	42,857	13,465	31.4%
Research and development	1,394	901	493	54.7%
Restructuring charges	69,704	-	69,704	NA
Goodwill and intangible asset impairment	1,711	-	1,711	NA
Operating (loss) income	(32,876)	56,963	(89,839)	(157.7%)
Interest expense, net	(6,218)	(7,026)	808	(11.5%)
Other income	5,319	1,741	3,578	205.5%
(Loss) income before provision for income taxes	(33,775)	51,678	(85,453)	(165.4%)
Provision for income taxes	11,609	15,936	(4,327)	(27.2%)
Net (loss) income	(45,384)	35,742	(81,126)	(227.0%)
Losses attributable to noncontrolling interest, net of tax	3,403	721	2,682	372.0%
Net (loss) income attributable to Globe Specialty Metals, Inc.	($41,981)	36,463	(78,444)	(215.1%)

Net Sales:

	Year Ended June 30, 2009			Year Ended June 30, 2008
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$257,571	100,461	$2,564	$329,278	145,675	$2,260
Silicon-based alloys	141,356	59,554	2,374	105,327	68,731	1,532
Silicon metal and silicon-based alloys	398,927	160,015	2,493	434,605	214,406	2,027
Silica fume and other	27,364			18,034
Total net sales	$426,291			$452,639

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

Cost of Goods Sold:

The decrease in the cost of goods sold of $21,882,000 represented a 6% year-over-year decrease in costs which is significantly less than the 25% or 54,391 metric tons decrease in year-over-year volumes. The disproportionate decrease in costs was due to the impact of the Yonvey and Solsil acquisitions, lower factory capacity utilization, increased power costs, and increased electrode costs. The acquisition of Solsil in February 2008, contributed incremental cost of goods sold of approximately $6,475,000. The cost of goods sold at Yonvey and Solsil for fiscal year 2009 includes inventory write-downs of $5,835,000. Power costs increased due to a new rate structure at Globe Metais which started on July 1, 2008. Power costs at Globe Metais were $14,186,000 higher than they would have been if power rates remained constant. At GMI power rates were higher due to fixed demand charges being allocated over lower volume and power tariff increases at all GMI production facilities. Power costs at GMI were $10,234,000 higher than they would have been if power costs remained constant. We idled certain furnaces at all of our facilities in the second half of fiscal year 2009, resulting in a significant reduction in the absorption of fixed costs.

Gross margin represented approximately 22% of net sales in fiscal year 2008 and remained comparable in fiscal year 2009 as a result of higher average selling prices offset by higher power costs, inventory write-downs, and lower capacity utilization.

Selling, General and Administrative Expenses:

The increase in selling, general and administrative expenses of $13,465,000 was primarily due to: the timing of the Solsil and Yonvey acquisitions in fiscal year 2008, which contributed increases of $569,000 and $3,007,000, respectively; $2,527,000 of deferring offering costs written off because our initial public offering was postponed by more than 90 days; executive bonuses and bonus accruals at corporate which increased by approximately $7,460,000, including a special, one-time discretionary bonus of $5,000,000 paid to our Executive Chairman; and, an increase of $2,250,000 in salaries and benefits related to increased infrastructure in advance our initial public offering. These increases were partially offset by a reduction of share-based compensation expense of $1,781,000.

Research and Development:

The increase in research and development expenses of $493,000 was primarily due to the acquisition of Solsil in February 2008, which contributed an incremental $679,000 of expenses, partially offset by a decrease of $333,000 at Globe Metais as certain projects that were underway in the prior year were completed.

Goodwill and Intangible Asset Impairment:

Goodwill and intangible asset impairment for fiscal year 2009 was approximately $69,704,000 and was associated with the Solsil business unit. The global economic slowdown, combined with a decrease in oil prices, caused a sharp decline in product price and demand for upgraded metallurgical grade silicon. As a result, it was determined that the value of the Solsil business unit no longer supported its goodwill and intangible asset balances. We have completed our annual impairment assessments for each of our business units, and determined that no further impairment losses exist at June 30, 2009.

Net Interest Expense:

Net interest expense decreased by $808,000 due to the refinancing and repayment of credit facilities at GMI and Globe Metais, which resulted in overall lower average debt balances, partially offset by lower interest income as a result of reduced interest rates.

Other Income:

Other income increased by $3,578,000 primarily due to year-over-year foreign exchange gains at Corporate and Globe Metais. Corporate had a year-over-year gain of $1,411,000 related to a non U.S. dollar denominated liability. Globe Metais had a fiscal year 2009 foreign exchange loss of $2,714,000 associated with the revaluation of long-term reais denominated tax liabilities offset by a gain of $4,789,000 on our foreign exchange forward contracts, resulting in a net gain of $2,075,000 in fiscal year 2009, compared to a net gain of $1,651,000 in fiscal year 2008. GMI also reported a gain of $1,002,000 due to the settlement of litigation and $448,000 higher income from certain nonoperational third party transactions.

Provision for Income Taxes:

Income taxes as a percentage of pretax income were approximately (34)% or $11,609,000 in fiscal year 2009 and 31% or $15,936,000 in fiscal year 2008, respectively. The change in our tax provision was primarily due to the fact that the one-time goodwill impairment charge arose from a non-taxable acquisition and no tax benefit was obtained from the goodwill impairment. In addition, the change in the level of earnings and losses within the various tax jurisdictions in which we operate also impacted the effective tax rate.

We currently operate under a tax holiday in Argentina and operated under a tax holiday in Brazil prior to the sale of Globe Metais. In Brazil, we operated under a tax holiday, which resulted in a preferential tax rate of 15.25% of our manufacturing income as compared to a statutory rate of 34%. In Argentina, our manufacturing income is taxed at a preferential rate which varies based on production levels from our Argentine facilities. The statutory rate in Argentina is 35%. The tax holiday in Argentina expires in 2012.

Segment Operations

GMI

	Years Ended
	June 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$277,466	308,074	(30,608)	(9.9%)
Cost of goods sold	212,213	246,719	(34,506)	(14.0%)
Selling, general and administrative expenses	17,625	16,011	1,614	10.1%
Restructuring charges	281	-	281	NA
Operating income	$47,347	45,344	2,003	4.4%

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

Globe Metais

	Years Ended
	June 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$95,096	108,218	(13,122)	(12.1%)
Cost of goods sold	71,164	74,552	(3,388)	(4.5%)
Selling, general and administrative expenses	8,800	9,817	(1,017)	(10.4%)
Research and development	130	463	(333)	(71.9%)
Restructuring charges	400	-	400	NA
Operating income	$14,602	23,386	(8,784)	(37.6%)

Net sales decreased $13,122,000 from the prior year to $95,096,000. The decrease was primarily attributable to a 31% decrease in volume of silicon metal partially offset by a 30% increase in average selling price. Volumes decreased due to the global reduction in demand for silicones and aluminum. The decrease in domestic Brazilian demand was most pronounced in the second half of 2009.

Operating income decreased by $8,784,000 from the prior year to $14,602,000. The decrease was due primarily to lower sales volumes, and a corresponding reduction in capacity utilization, along with a significant increase in power rates. The new power contract rate structure began on July 1, 2008. Power costs at Globe Metais were $14,186,000 higher than they would have been had power rates per ton sold remained constant from fiscal year 2008 to 2009. As a result, cost of goods sold decreased 5%, while volumes decreased 31%. These adverse changes were partially offset by an increase in average selling price of silicon metal and a decrease in selling, general and administrative expenses due to a decrease in the use of outside services.

Globe Metales

	Years Ended
	June 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$50,731	42,090	8,641	20.5%
Cost of goods sold	31,544	34,440	(2,896)	(8.4%)
Selling, general and administrative expenses	3,560	2,680	880	32.8%
Restructuring charges	678	-	678	NA
Operating income	$14,949	4,970	9,979	200.8%

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

Solsil

	Years Ended
	June 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$2,202	1,532	670	43.7%
Cost of goods sold	9,808	3,333	6,475	194.3%
Selling, general and administrative expenses	1,183	614	569	92.7%
Research and development	1,117	438	679	155.0%
Restructuring charges	187	-	187	NA
Goodwill and intangible asset impairment	69,704	-	69,704	NA
Operating loss	($79,797)	(2,853)	(76,944)	2,697.0%

Net sales increased $670,000 from the prior year to $2,202,000 due to an increase in average selling prices during the first half of our fiscal year. In the second half of the year, Solsil was focused on research and development projects and was not producing material for commercial sale.

Cost of goods sold increased $6,475,000 from the prior year to $9,808,000, partially due to the timing of the acquisition of Solsil in February 2008. Cost of goods sold in 2009 was approximately $7,606,000 in excess of net sales, reflecting Solsil’s efforts to refine its production process. Cost of goods sold also included an inventory write-down of $1,956,000. Solsil recorded a goodwill and intangible asset impairment in fiscal year 2009 of $69,704,000. The global economic slowdown, combined with the decrease in oil prices, caused a sharp decline in product price and demand for upgraded metallurgical grade silicon. As a result, it was determined that the value of the Solsil business unit no longer supported its goodwill and intangible asset balances.

Corporate

	Years Ended
	June 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$21,302	12,760	8,542	66.9%
Restructuring charges	95	-	95	NA
Operating loss	($21,397)	(12,760)	(8,637)	67.7%

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

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are cash flows from operations and available borrowings under our revolving credit facility. At June 30, 2010, our cash and cash equivalents balance was approximately $157,029,000. At June 30, 2010, we had $9,750,000 available on the revolving credit facility; there was a $16,000,000 balance outstanding on the revolving credit facility at June 30, 2010, and there were outstanding letters of credit in the amount of $440,000 associated with foreign supplier contracts and $1,810,000 associated with a power supply contract. In connection with the sale of a 49% interest in WVA LLC to Dow Corning, we agreed to modify the terms of our senior credit facility. The modifications included a reduction of revolving credit from $35,000,000 to $28,000,000 in exchange for the release of the assets of West Virginia Alloys, Inc. as security for the senior credit facility. Subsequent to June 30, 2009, our cash and cash equivalents balance increased by $36,456,000 from the proceeds received from our U.S. initial public offering, which was completed on August 4, 2009.

Our subsidiaries borrow funds in order to finance capital expansion programs. The terms of certain of those financing arrangements place restrictions on distributions of funds to us, however, we do not expect this to have an impact on our ability to meet our cash obligations. We believe we have access to adequate resources to meet our needs for normal operating costs, capital expenditure, mandatory debt redemptions, and working capital for our existing businesses. These resources include cash and cash equivalents, cash provided by operating activities, and unused lines of credit. Given the current uncertainty in the financial markets, our ability to access capital and the terms under which we can do so may change. Should we be required to raise capital in this environment, potential outcomes might include higher borrowing costs, less available capital, more stringent terms and tighter covenants, or in extreme conditions, an inability to raise capital. Our ability to satisfy debt service obligations, to fund planned capital expenditures and make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in our industry, as well as financial, business and other factors, some of which are beyond our control.

A summary of our revolving credit agreements is as follows:

Revolving Credit Agreements — As part of the Dow Corning transactions, we agreed to modify the terms of our senior credit facility, which included a reduction of revolving credit from $35,000,000 to $28,000,000 in exchange for the release of the assets of West Virginia Alloys, Inc. as a security for the senior credit facility. This revolving credit agreement expires in September 2013. Interest on advances under the revolving credit facility accrues at LIBOR plus an applicable margin percentage or, at our option, prime plus an applicable margin percentage. The amount available under the revolving credit facility is subject to a borrowing base calculation. The total commitment on the revolving credit facility includes $10,000,000 for letters of credit associated with foreign supplier contracts. At June 30, 2010, there was a $16,000,000 balance outstanding on this revolver. The total commitment on this credit facility includes $440,000 outstanding letters of credit associated with foreign supplier contracts and a $1,810,000 outstanding letter of credit associated with a power supply contract. The revolving credit facility is secured by substantially all of the assets of Globe Metallurgical, Inc., and is subject to certain restrictive and financial covenants, which include limits on additional debt, restrictions on capital expenditures, restrictions on dividend and other equity distributions, a maximum ratio of debt to earnings before interest, taxes, depreciation, and amortization, and minimum net worth and interest coverage requirements. The commitment under the revolving credit facility may be withdrawn if we default under the terms of these covenants or fails to remit payments when due. We were in compliance with, or have received waivers for, the loan covenants at June 30, 2010, as discussed in note 12 (Debt) to our June 30, 2010 consolidated financial statements.

Export Financing Agreements — Our Argentine subsidiary maintains various short-term export financing agreements. Generally, these arrangements are for periods ranging between seven and eleven months, and require our Argentine subsidiary to pledge as collateral certain export accounts receivable. There is no export financing debt outstanding at June 30, 2010.

Other — Our subsidiary, Yonvey, had a $1,473,000 promissory note outstanding at June 30, 2010, which matured in August 2010. The note accrued interest at 5.31%. The promissory note was secured by certain Yonvey assets. In addition, the balance includes $5,880,000 in short-term notes payable to Dow Corning related to working capital loans given to WVA LLC, which accrue interest at 3.0%.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Year Ended June 30,
	2010	2009	2008
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$61,876	73,994	67,741
Cash flows (used in) provided by operating activities	(19,255)	64,014	32,206
Cash flows (used in) investing activities	(16,159)	(48,185)	(26,608)
Cash flows provided by (used in) financing activities	130,560	(27,954)	605
Effect of exchange rate changes on cash	7	7	50
Cash and cash equivalents at end of period	$157,029	61,876	73,994

Operating Activities:

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions.

Net cash (used in) provided by operating activities was approximately $(19,255,000) and approximately $64,014,000 during fiscal year 2010 and 2009, respectively. Net cash provided by operating activities excludes changes in our operating assets and liabilities associated with the sale of our Brazilian manufacturing operations, but include the operating cash flows of these operations prior to the November 5, 2009 date of sale. Excluding the impact of the one-time goodwill and intangible asset charge and the gain on the sale of Globe Metais, the $83,269,000 decrease in net cash provided by operating activities was due to an increase in net working capital and lower operating results, as well as a tax payments of $38,449,000 made on the taxable gains on sale of Globe Metais and a noncontrolling interest in WVA LLC. In fiscal year 2010, accounts receivable increased significantly due to overall increased sales. Further, accounts payable increased primarily due to increased production in response to higher demand for our products. Finally, we reduced accrued liabilities due to the timing of recognition of deferred revenue based on product shipment.

Net cash provided by operating activities was approximately $64,014,000 and approximately $32,206,000 during fiscal year 2009 and 2008, respectively. Excluding the impact of the one-time goodwill and intangible asset charge, the increase of approximately $31,808,000 in net cash provided by operating activities from 2008 to 2009 was due to stronger operating results fueled by increased product pricing and decreases in accounts receivable as a result of a decline in net sales in the fourth quarter of fiscal year 2009 as compared with the same period in the prior year. This increase was only partially offset by decreased volume, and a decrease in accounts payable as a result of lower purchases and production levels in the fiscal fourth quarter.

Investing Activities:

Net cash used in investing activities was approximately $16,159,000 and approximately $48,185,000 during fiscal year 2010 and 2009, respectively. In fiscal year 2010, $58,136,000 of cash was provided by the sale of 100% of our interest in the manufacturing operations of Globe Metais, net of cash transferred with the sale of $16,555,000. The acquisition of Core Metals on April 1, 2010 resulted in the use of approximately $52,000,000 in cash, net of cash acquired of $1,873,000, and was offset by net cash received from the sale of Masterloy of $2,423,000. Year over year capital expenditures decreased from approximately $51,437,000 to $22,901,000 as capital expenditures related to the reopening and expansion of the Niagara Falls facility, capital investments to increase the upgraded metallurgical grade silicon capacity of Solsil, and capital improvements at Yonvey have largely been completed. Capital expenditures in fiscal year 2010 primarily consisted of maintenance capital expenditure and the completion of the Niagara Falls facility expansion. Net cash provided by investing activities of approximately $2,987,000 in fiscal year 2009 was due to the redemption of U.S. government treasury securities.

Net cash used in investing activities was approximately $48,185,000 and approximately $26,608,000 during fiscal year 2009 and 2008, respectively. Year over year capital expenditures increased from approximately $22,357,000 to $51,437,000 mainly due to capital investment in the reopening and expansion of the Niagara Falls facility, capital investment to increase UMG silicon capacity of Solsil, and capital improvements at Yonvey. Net cash used in investing activities of approximately $2,987,000 in fiscal year 2008 was for the purchase of U.S. government treasury securities which were subsequently sold in fiscal year 2009 resulting in cash provided of approximately $2,987,000.

Financing Activities:

Net cash provided by (used in) financing activities was approximately $130,560,000 and approximately $(27,954,000) during fiscal year 2010 and 2009, respectively. The increase of approximately $158,514,000 in cash provided by financing activities was mainly due to $97,917,000 of cash provided by the sale of a 49% interest in WVA LLC, net of transaction costs. Proceeds from the close of our initial public offering and listing on the NASDAQ contributed $36,456,000, net of underwriting discounts and commissions of $2,744,000. Additionally, net payments of approximately $4,540,000 of long-term and short-term debt, compared to net repayments of $28,041,000 in the fiscal year 2009. Current year borrowings include $16,000,000 used for the acquisition of Core Metals, which remains outstanding at June 30, 2010. Cash provided by warrant and UPO exercises increased by approximately $664,000 year-over-year, as UPO and warrant holders exercised these financial instruments prior to their expiration in October 2009.

Net cash (used in) provided by financing activities was approximately $(27,954,000) and approximately $605,000 during fiscal year 2009 and 2008, respectively. During fiscal year 2009, cash was used for the payment of debt in the amount of approximately $28,041,000, while in fiscal year 2008, cash used for the payment of debt in the amount of approximately $23,192,000 was offset by the borrowing of approximately $21,666,000, including a $20,000,000 term loan in Brazil. Cash provided by the exercise of warrants decreased by approximately $2,665,000 in fiscal year 2009 as compared to fiscal year 2008.

Exchange Rate Change on Cash:

The effect of exchange rate changes on cash was related to fluctuations in renminbi, the functional currency of our Chinese subsidiary, Yonvey.

Commitments and Contractual Obligations

The following tables summarize our contractual obligations at June 30, 2010 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

Contractual Obligations (as of June 30, 2010)		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	5 Years
	(Dollars in thousands)
Long-term debt obligations(1)	$17,012	10,092	6,920	—	—
Interest on long-term debt(2)	427	331	96	—	—
Operating lease obligations(3)	8,919	2,444	4,164	2,130	181
Purchase obligations(4)	134,198	28,705	47,770	45,905	11,818
Total	$160,556	41,572	58,950	48,035	11,999
____________

(1)
Long-term debt obligations relate primarily to our senior term loan. All outstanding debt instruments are assumed to remain outstanding until their respective due dates. See our June 30, 2010 consolidated financial statements for further details.

(2)
Estimated interest payments on our long-term debt assuming that all outstanding debt instruments will remain outstanding until their respective due dates. A portion of our interest is variable rate so actual payments will vary with changes in LIBOR and prime. This balance excludes interest from our revolving credit agreements. See our June 30, 2010 consolidated financial statements for further details.

(3)	Represents minimum rental commitments under noncancelable leases for machinery and equipment, automobiles, rail cars and office space.

(4)
Purchase obligations include contractual commitments under various long and short-term take or pay arrangements with suppliers. These obligations include commitments to purchase raw materials used in our manufacturing process, which specify a minimum purchase quantity through calendar year 2015.

The table above also excludes certain other obligations reflected in our consolidated balance sheet, including estimated funding for pension obligations, for which the timing of payments may vary based on changes in the fair value of pension plan assets and actuarial assumptions. We expect to contribute approximately $1,197,000 to our pension plans for the year ended June 30, 2011. Additionally, the table excludes a $10,000,000 advance received by Solsil for research and development services and facilities construction, which would be refundable to BP Solar International if Solsil fails to perform under certain terms of the related agreement.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements or relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Litigation and Contingencies

We are subject to various lawsuits, claims and proceedings that arise in the normal course of business, including employment, commercial, environmental, safety and health matters, as well as claims associated with our historical acquisitions and divestitures. Although it is not presently possible to determine the outcome of these matters, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

At June 30, 2010 and June 30, 2009, there are no liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

Long-Term Debt

Long-term debt comprises the following at June 30:

	2010	2009
	(Dollars in thousands)
Senior term loan	$16,916	33,684
Export prepayment financing	—	17,000
Other	96	2,241
Total	17,012	52,925
Less current portion of long-term debt	(10,092)	(16,561)
Long-term debt, net of current portion	$6,920	36,364

Senior Term Loan — We entered into a five-year senior term loan in an aggregate principal amount of $40,000,000 during September 2008. Interest on the senior term loan accrues at LIBOR plus an applicable margin percentage or, at our option, prime plus an applicable margin percentage. Principal payments are due in quarterly installments of $2,105,000, commencing on December 31, 2008, and the unpaid principal balance is due in full in September 2013, subject to certain mandatory prepayments. A mandatory prepayment of $2,347,000 was made during the second quarter of fiscal year 2010 based on excess cash flow, as defined in the loan agreement, generated during fiscal year 2009. A mandatory prepayment of $1,575,000 will be made during the second quarter of fiscal year 2011 based on excess cash flow, as defined in the loan agreement, generated during fiscal year 2010. As part of the Dow Corning transactions, we made a $6,000,000 prepayment of the senior term loan, applied to the scheduled installments of principal in inverse order of maturity, in exchange for the release of the assets of West Virginia Alloys, Inc. as security for the senior term loan. The interest rate on this loan was 2.78%, equal to LIBOR plus 2.25%, at June 30, 2010. The senior term loan is secured by substantially all of the assets of Globe Metallurgical, Inc. and is subject to certain restrictive and financial covenants, which include limits on additional debt, restrictions on capital expenditures, restrictions on dividend and other equity distributions, a maximum ratio of debt to earnings before interest, taxes, depreciation, and amortization, and minimum net worth and interest coverage requirements. We were in compliance with, or have received waivers for, the loan covenants at June 30, 2010, as discussed in note 12 (Debt) to our June 30, 2010 consolidated financial statements.

Export Prepayment Financing — The export prepayment financing was related to the manufacturing operations of Globe Metais, which were sold in November 2009.

Recently Implemented Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). This statement establishes the FASB Accounting Standards Codificationtm (the Codification/ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, except for SEC rules and interpretive releases, which are also authoritative U.S. GAAP for SEC registrants. The Codification standard (FASB ASC Subtopic 105-10 on generally accepted accounting principles) was adopted on July 1, 2009. This change had no effect on our financial position or results of operations.

We partially adopted ASC Subtopic 820-10, Fair Value Measurements and Disclosures (ASC 820), on July 1, 2008. This adoption did not have a material impact to our consolidated results of operations or financial condition. We fully adopted ASC 820 on July 1, 2009. ASC 820 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The statement does not require any new fair value measures. We carry our derivative agreements at fair value, determined using observable market based inputs. See note 17 (Fair Value Measures) to our June 30, 2010 consolidated financial statements for additional information.

ASC Subtopic 805-10, Business Combinations, establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This accounting standard was adopted on July 1, 2009. This statement has been applied prospectively to our business combinations for which the acquisition date was on or after July 1, 2009.

We adopted ASC Subtopic 810-10-05, Consolidation — Consolidation of Entities Controlled by Contract (ASC 810.10.05), and ASC Subtopic 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815.40), on July 1, 2009. The objective of these statements is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In accordance with ASC 810.10.05 and ASC 815.40, we have provided the enhanced disclosures required by ASC 810.10.05 and ASC 815.40 in our consolidated financial statements for all periods presented. See note 19 (Stockholders’ Equity) to our June 30, 2010 consolidated financial statements for additional information.

The FASB issued an amendment to ASC Subtopic 715-10, Compensation — Retirement Benefits (ASC 715). This amendment provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The amendment requires employers of public entities to disclose more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. The required additional disclosures have been made in note 16 (Pension Plans) to our June 30, 2010 consolidated financial statements. This amendment to ASC 715 had no impact on our financial position and results of operations.

The FASB issued an amendment to ASC Subtopic 740-10, Income Taxes (ASC 740), which adds implementation guidance for all entities about applying the accounting requirements for uncertain tax matters. We adopted this amendment on September 30, 2009. The implementation guidance is presented in examples and is not intended to change practice for those already applying the requirements. The implementation of this additional guidance had no effect on our financial position or results of operations.

Accounting Pronouncements to be Implemented

The FASB has issued an amendment to ASC Subtopic 860-10, Transfers and Servicing (ASC 860). The objective of this amendment is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This amendment improves financial reporting by eliminating (1) the exceptions for qualifying special-purpose entities from the consolidation guidance and (2) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. This amendment is effective for us on July 1, 2010. We do not currently expect any impact from the amendment of ASC 860 on our financial position or results of operations.

The FASB has issued an amendment to ASC Subtopic 810-10, Consolidation — Variable Interest Entities (ASC 810). The objective of this amendment is to improve financial reporting by enterprises involved with variable interest entities by eliminating the quantitative-based risks and rewards calculation and requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling interest in a variable interest entity. In addition, the amendment requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity. This amendment is effective for us on July 1, 2010. We are not currently involved with variable interest entities and, therefore, do not currently expect any impact from the amendment to ASC 810 on our financial position or results of operations.

The FASB has issued an amendment to ASC Subtopic 820-10, Fair Value Measurements and Disclosures (ASC 820). This amendment requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The amendment also clarifies existing fair value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The disclosure requirements of the amendment to ASC 820, except for the detailed Level 3 roll forward disclosures, is effective for annual and interim reporting periods beginning after December 15, 2009. The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010. This amendment to ASC 820 has no impact on our financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks arising from adverse changes in:

•	commodity prices,

•	interest rates, and

•	foreign exchange rates.

In the normal course of business, we manage these risks through a variety of strategies, including obtaining captive or long-term contracted raw material supplies and hedging strategies. Obtaining captive or long-term contracted raw material supplies involves the acquisition of companies or assets for the purpose of increasing our access to raw materials or the identification and effective implementation of long-term leasing rights or supply agreements. We enter into derivative instruments to hedge certain commodity price, interest rate, and foreign currency risks. We do not engage in commodity, interest rate, or currency speculation, and no derivatives are held for trading purposes.

All derivatives are accounted for using mark-to-market accounting. We believe it is not practical to designate our derivative instruments as hedging instruments as defined under ASC Subtopic 815-10, Derivatives and Hedging (ASC 815). Accordingly, we adjust our derivative financial instruments to current market value through the consolidated statement of operations based on the fair value of the agreement as of period-end. Although not designated as hedged items as defined under ASC 815, these derivative instruments serve to significantly offset our commodity, interest rate, and currency risks. Gains or losses from these transactions offset gains or losses on the assets, liabilities, or transactions being hedged. No credit loss is anticipated as the counterparties to our derivative agreements are major financial institutions that are highly rated.

The sensitivity of our derivatives to these market fluctuations is discussed below. See our June 30, 2010 consolidated financial statements for further discussion of these derivatives and our hedging policies.

Commodity Prices:

We are exposed to price risk for certain raw materials and energy used in our production process. The raw materials and energy which we use are largely commodities, subject to price volatility caused by changes in global supply and demand and governmental controls. Derivative financial instruments are not used extensively to manage our exposure to fluctuations in the cost of commodity products used in our operations. We attempt to reduce the impact of increases in our raw material and energy costs by negotiating long-term contracts and through the acquisition of companies or assets for the purpose of increasing our access to raw materials with favorable pricing terms. We have entered into long-term power supply contracts that result in stable, favorably priced long-term commitments for the majority of our power needs. Additionally, we have long-term lease mining rights in the U.S. that supply us with a substantial portion of our requirements for quartzite. We also have obtained a captive supply of electrodes through our 70% ownership interest in Yonvey.

In June 2010, we entered into a power hedge agreement on a 175,440 MWh notional amount of electricity, representing approximately 20% of the total power required by our Niagara Falls, New York plant. This hedge covers our expected needs not supplied by the facility’s long-term power contract over the term of the hedge agreement. The notional amount decreases equally per month through the agreement’s expiration on June 30, 2012. Under the power hedge agreement, we fixed the power rate at $39.60 per MWh over the life of the contract.

The $243,000 liability associated with the fair value of our power hedge agreement at June 30, 2010 is included in other long-term liabilities.

To the extent that we have not mitigated our exposure to rising raw material and energy prices, we may not be able to increase our prices to our customers to offset such potential raw material or energy price increases, which could have a material adverse effect on our results of operations and operating cash flows.

Interest Rates:

We are exposed to market risk from changes in interest rates on certain of our short-term and long-term debt obligations.

At June 30, 2010, we had approximately $32,916,000 of variable rate debt. To manage our interest rate risk exposure and fulfill a requirement of our senior term loan, we have entered into an interest rate cap and interest rate swap agreements with investment grade financial institutions.

In connection with our revolving credit facility and senior term loan, we entered into an interest rate cap arrangement and three interest rate swap agreements to reduce our exposure to interest rate fluctuations.

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

In connection with our export prepayment financing arrangement, we entered into an interest rate swap agreement involving the exchange of interest obligations relating to a $14,000,000 notional amount of debt, with the notional amount decreasing by $3,000,000 on a semiannual basis through August 2011, and a final $2,000,000 notional amount swapped for the six month period ended January 2012. Under the interest rate swap, we received LIBOR in exchange for a fixed interest rate of 2.66% over the life of the agreement. This agreement, as well as the related export prepayment financing arrangement, was transferred with the sale of the manufacturing operations of Globe Metais.

The $476,000 liability associated with the fair value of our interest rate derivative instruments at June 30, 2010 is included in other long-term liabilities.

If market interest rates were to increase or decrease by 10% for the full 2011 fiscal year as compared to the rates in effect at June 30, 2010, we estimate that the change would not have a material impact to our cash flows or results of operations.

Foreign Currency Risk:

We are exposed to market risk arising from changes in currency exchange rates as a result of operations outside the United States, principally in Argentina and China. A portion of our net sales generated from our non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of our operating costs for our non-U.S. operations are denominated in local currencies, principally the Argentine peso and the Chinese renminbi. Consequently, the translated U.S. dollar value of our non-U.S. dollar sales, and related accounts receivable balances, and our operating costs are subject to currency exchange rate fluctuations. Derivative instruments are not used extensively to manage this risk. We have utilized derivative financial instruments, including foreign exchange forward contracts, to manage a portion of our net foreign currency exposure to the Brazilian real and the Euro. All of the Brazilian real contracts were settled prior to the sale of the manufacturing operations of Globe Metais.

At June 30, 2010, we had foreign exchange forward contracts covering approximately 2,650,000 Euros, expiring at dates ranging from July 2010 to September 2010, at an average exchange rate of 0.84 Euro to 1.00 U.S. dollar. The $77,000 liability associated with the fair value of our foreign exchange forward contracts is included in accrued expenses and other current liabilities at June 30, 2010.

If foreign exchange rates were to increase or decrease by 10% for the full 2011 fiscal year, as compared to the rates in effect at June 30, 2010, we estimate that the change would not have a material impact to our cash flows or results of operations.

Item 8.	Financial Statements and Supplementary Data

The financial statements appearing on pages 30 to 59 are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Securities Exchange Act Rule 13a-15(e) or 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. Our internal control system over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual consolidated financial statements, management has undertaken its assessment of the effectiveness of our internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2010.

Management’s evaluation on the effectiveness of internal control over financial reporting did not include Core Metals Group Holdings LLC (Core Metals), which we acquired on April 1, 2010, as management concluded that it was not possible to conduct an assessment of Core Metals’ internal control over financial reporting in the period between the consummation date and the date of management’s evaluation. The revenues of Core Metals, which are included in our June 30, 2010 consolidated financial statements starting on April 1, 2010, represented approximately 4.4% of our net sales for the year ended June 30, 2010, and represented approximately 8.2% of our total assets for the year then ended.

Report of Independent Registered Public Accounting Firm

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued its report on the effectiveness of our internal control over financial reporting, a copy of which appears on page 31 of this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this report in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2010 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 10.   Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

Set forth below is certain information about our executive officers:

Name	Age	Position

Alan Kestenbaum	48	Executive Chairman and Director
Jeff Bradley	50	Chief Executive Officer
Malcolm Appelbaum	49	Chief Financial Officer
Stephen Lebowitz	45	Chief Legal Officer

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

Malcolm Appelbaum joined our company as Chief Financial Officer in September 2008. Prior to that, from 2000 until September 2008, Mr. Appelbaum served as President of Appletree Advisors, Inc., a financial consulting and advisory firm he founded to serve the portfolio companies of private equity firms and senior and mezzanine lenders. While at Appletree, he served as Interim-Chief Financial Officer for several underperforming companies and assisted others as an outside consultant. Between 1992 and 2000, Mr. Appelbaum was a principal at Wand Partners Inc., a private equity investor. At Wand he was the financial officer responsible for the firm and worked extensively with portfolio companies and developed an investment practice closing several platform and add-on acquisitions. Prior to joining Wand Partners, Mr. Appelbaum was an associate at M&T Bank, a financial analyst at Goldman Sachs and a senior consultant and senior accountant at Deloitte & Touche. Mr. Appelbaum received a B.S. from Brooklyn College and an M.B.A. from Columbia University.

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

Item 11.   Executive Compensation

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Managers and Related Stockholder Matters

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

Item 13.   Certain Relationships and Related Transactions and Director Independence

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

Item 14.   Principal Accountant Fees and Services

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(2)	Financial Statement Schedules

Not applicable.

(3)	Exhibits

The following exhibits are filed with this Annual Report or incorporated by reference:

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of January 8, 2008, by and among GSM, Solsil Acquisition Corp. and Solsil**
2.2	Amendment to Agreement and Plan of Merger, dated as of February 29, 2008, by and among GSM, Solsil Acquisition Corp., Solsil and the Representatives named therein**
2.3	Purchase Agreement, dated as of November 5, 2009, by and between Dow Corning Corporation and GSM*****
2.4	Purchase and Sale Agreement dated as of March 26, 2010, by and among Globe Metals Enterprises, Inc., Core Metals Group Holdings LLC and each of the Sellers named therein******
3.1	Amended and Restated Certificate of Incorporation*
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation*
3.3	Amended and Restated Bylaws**
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
10.13
Amended and Restated Limited Liability Company Agreement of WVA Manufacturing, LLC, dated as of November 5, 2009, by and among WVA Manufacturing, LLC, GSM, GSM Alloys I, Inc., GSM Alloys II, Inc., Dow Corning Enterprises, Inc. and Dow Corning Corporation.*****

10.14	Output and Supply Agreement, dated as of November 5, 2009, by and among WVA Manufacturing, LLC, Dow Corning Corporation, Globe Metallurgical Inc., and GSM.*****
10.15	2010 Annual Executive Bonus Plan†
21.1	Subsidiaries†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

________________

†	Filed herewith.

*	Incorporated by reference to the exhibit with the same designation filed with the Company’s registration statement on Form S-1 (Registration No. 333-152513) filed on July 25, 2008.

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

*****	Incorporated by reference to the exhibit with the same designation filed with the Company’s Form 8-K filed on November 12, 2009.

******	Incorporated by reference to the exhibit with the same designation filed with the Company’s Form 8-K filed on April 1, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Globe Specialty Metals, Inc. (Registrant)

By:	/s/ Malcolm Appelbaum
Malcolm Appelbaum Chief Financial Officer

September 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Kestenbaum	Executive Chairman and Director	September 28, 2010
Alan Kestenbaum

/s/ Jeff Bradley	Chief Executive Officer and Principal Executive Officer	September 28, 2010
Jeff Bradley

/s/ Malcolm Appelbaum	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer	September 28, 2010
Malcolm Appelbaum

/s/ Stuart E. Eizenstat	Director	September 28, 2010
Stuart E. Eizenstat

/s/ Franklin Lavin	Director	September 28, 2010
Franklin Lavin

/s/ Donald Barger	Director	September 28, 2010
Donald Barger

/s/ Thomas Danjczek	Director	September 28, 2010
Thomas Danjczek

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

GLOBE SPECIALTY METALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Globe Specialty Metals, Inc.:

We have audited the accompanying consolidated balance sheets of Globe Specialty Metals, Inc. and subsidiary companies (the Company) as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globe Specialty Metals, Inc. and subsidiary companies as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Globe Specialty Metals, Inc. and subsidiary companies’ internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 28, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Columbus, Ohio

September 28, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Globe Specialty Metals, Inc.:

We have audited Globe Specialty Metals, Inc. and subsidiary companies’ (the Company) internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Globe Specialty Metals, Inc. and subsidiary companies management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company acquired Core Metals Group Holdings LLC (Core Metals) on April 1, 2010, and management excluded Core Metals’ internal control over financial reporting from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. The acquisition of Core Metals contributed approximately 4.4 percent of the Company’s total revenue for the year ended June 30, 2010 and accounted for approximately 8.2 percent of the Company’s total assets as of June 30, 2010. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Core Metals.

In our opinion, Globe Specialty Metals, Inc. and subsidiary companies maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Globe Specialty Metals, Inc. and subsidiary companies as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2010, and our report dated September 28, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Columbus, Ohio

September 28, 2010

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Consolidated Balance Sheets
June 30, 2010 and 2009
(In thousands, except share and per share amounts)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$157,029	61,876
Accounts receivable, net of allowance for doubtful accounts of $997
and $1,390 at June 30, 2010 and 2009, respectively	55,907	24,094
Inventories	87,163	67,394
Prepaid expenses and other current assets	23,809	24,675
Total current assets	323,908	178,039
Property, plant, and equipment, net of accumulated depreciation and amortization	219,267	217,507
Goodwill	52,025	51,828
Other intangible assets	477	1,231
Investments in unconsolidated affiliates	8,185	7,928
Deferred tax assets	71	1,598
Other assets	3,212	15,149
Total assets	$607,145	473,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,298	21,341
Current portion of long-term debt	10,092	16,561
Short-term debt	8,067	6,688
Accrued expenses and other current liabilities	35,832	46,725
Total current liabilities	101,289	91,315
Long-term liabilities:
Revolving credit agreements	16,000	-
Long-term debt	6,920	36,364
Deferred tax liabilities	6,645	18,890
Other long-term liabilities	17,462	15,359
Total liabilities	148,316	161,928
Commitments and contingencies (note 18)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares; issued, 74,421,826
and 66,944,254 shares at June 30, 2010 and 2009, respectively	7	7
Additional paid-in capital	390,354	303,364
Retained earnings	38,761	4,660
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	142	78
Pension liability adjustment, net of tax	(4,580)	(3,729)
Unrealized gain on available for sale securities, net of tax	-	7
Total accumulated other comprehensive loss	(4,438)	(3,644)
Treasury stock at cost, 1,000 shares at both June 30, 2010 and 2009	(4)	(4)
Total Globe Specialty Metals, Inc. stockholders’ equity	424,680	304,383
Noncontrolling interest	34,149	6,969
Total stockholders’ equity	458,829	311,352
Total liabilities and stockholders’ equity	$607,145	473,280

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations
Years ended June 30, 2010, 2009, and 2008
(In thousands, except per share amounts)

	2010	2009	2008
Net sales	$472,658	426,291	452,639
Cost of goods sold	390,093	330,036	351,918
Selling, general, and administrative expenses	47,875	56,322	42,857
Research and development	200	1,394	901
Restructuring charges	(81)	1,711	-
Gain on sale of business	(19,715)	-	-
Goodwill and intangible asset impairment	-	69,704	-
Operating income (loss)	54,286	(32,876)	56,963
Other income (expense):
Interest income	318	729	2,626
Interest expense, net of capitalized interest	(4,372)	(6,947)	(9,652)
Foreign exchange gain	3,811	2,202	642
Other income	764	3,117	1,099
Income (loss) before provision for income taxes	54,807	(33,775)	51,678
Provision for income taxes	20,539	11,609	15,936
Net income (loss)	34,268	(45,384)	35,742
(Income) losses attributable to noncontrolling interest, net of tax	(167)	3,403	721
Net income (loss) attributable to Globe Specialty Metals, Inc.	$34,101	(41,981)	36,463
Weighted average shares outstanding:
Basic	73,512	64,362	58,982
Diluted	74,770	64,362	72,954
Earnings (loss) per common share:
Basic	$0.46	(0.65)	0.62
Diluted	0.46	(0.65)	0.50

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Changes in Stockholders’ Equity
Years ended June 30, 2010, 2009, and 2008
(In thousands)

	Globe Specialty Metals, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other	Treasury			Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock	Noncontrolling	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	at Cost	Interest	Income (Loss)	Equity
Balance at June 30, 2007	56,672	$5	211,861	10,178	577	—	—		222,621
Warrants exercised	700	—	3,497	—	—	—	—		3,497
UPOs exercised	50	—	—	—	—	—	—		—
Shares issued in acquisition of Solsil, Inc.	5,629	1	72,091	—	—	—	—		72,092
Share-based compensation	—	—	8,688	—	—	—	—		8,688
Noncontrolling interest from business combinations and subsidiary share issuances							4,677		4,677
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	71	—	—	71	71
Pension liability adjustment (net of income tax benefit of $686)	—	—	—	—	(1,117)	—	—	(1,117)	(1,117)
Unrealized loss on available for sale securities (net of income tax benefit of $17)	—	—	—	—	(34)	—	—	(34)	(34)
Net income	—	—	—	36,463	—	—	(721)	35,742	35,742
Total comprehensive income								34,662	34,662
Balance at June 30, 2008	63,051	6	296,137	46,641	(503)	—	3,956		346,237
Warrants exercised	166	—	833	—	—	—	—		833
UPOs exercised	243	—	—	—	—	—	—		—
Warrant conversions	3,484	1	(1)	—	—	—	—		—
Share-based compensation	—	—	6,395	—	—	—	—		6,395
Treasury stock acquired	—	—	—	—	—	(4)	—		(4)
Noncontrolling interest from business combinations and subsidiary share issuances							6,416		6,416
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	7	—	—	7	7
Pension liability adjustment (net of income tax benefit of $1,917)	—	—	—	—	(3,128)	—	—	(3,128)	(3,128)
Unrealized loss on available for sale securities (net of income tax benefit of $10)	—	—	—	—	(20)	—	—	(20)	(20)
Net loss	—	—	—	(41,981)	—	—	(3,403)	(45,384)	(45,384)
Total comprehensive loss								(48,525)	(48,525)
Balance at June 30, 2009	66,944	7	303,364	4,660	(3,644)	(4)	6,969		311,352
Warrants exercised	257	—	1,287	—	—	—	—		1,287
UPOs exercised	1,519	—	210	—	—	—	—		210
Share-based compensation	3	—	5,712	—	—	—	—		5,712
Stock option exercises	99	—	616	—	—	—	—		616
Stock issuance	5,600	—	34,768	—	—	—	—		34,768
Sale of noncontrolling interest	—	—	44,397	—	—	—	27,012		71,409
Realized gain on available-for-sale securities	—	—	—	—	(10)	—	—		(10)
Comprehensive (loss) income:
Foreign currency translation adjustment	—	—	—	—	64	—	1	65	65
Pension liability adjustment (net of income tax benefit of $551)	—	—	—	—	(851)	—	—	(851)	(851)
Unrealized gain on available-for-sale securities(net of provision for income taxes of $1)	—	—	—	—	3	—	—	3	3
Net income	—	—	—	34,101	—	—	167	34,268	34,268
Total comprehensive income								33,485	33,485
Balance at June 30, 2010	74,422	$7	390,354	38,761	(4,438)	(4)	34,149	33,485	458,829

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Cash Flows
Years ended June 30, 2010, 2009, and 2008
(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$34,268	(45,384)	35,742
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	20,672	19,807	19,339
Share-based compensation	5,712	6,395	8,176
Gain on sale of business	(19,715)	-	-
Goodwill and intangible asset impairment	-	69,704	-
Deferred taxes	(8,123)	4,735	2,265
Changes in operating assets and liabilities:
Accounts receivable, net	(29,029)	29,449	(18,173)
Inventories	(16,326)	(6,463)	(17,730)
Prepaid expenses and other current assets	6,984	(6,889)	(5,993)
Accounts payable	28,290	(20,499)	(2,381)
Accrued expenses and other current liabilities	(13,438)	18,487	8,930
Other	(28,550)	(5,328)	2,031
Net cash (used in) provided by operating activities	(19,255)	64,014	32,206
Cash flows from investing activities:
Capital expenditures	(22,901)	(51,437)	(22,357)
Sale of businesses, net of cash disposed of $17,132, $0, and $0 during the years ended June 30, 2010, 2009, and 2008, respectively	60,559	-	-
Acquisition of businesses, net of cash acquired of $1,873, $0, and $1,319 during the years ended June 30, 2010, 2009, and 2008, respectively	(53,084)	(74)	246
Held-to-maturity treasury securities	-	2,987	(2,987)
Other investing activities	(733)	339	(1,510)
Net cash used in investing activities	(16,159)	(48,185)	(26,608)
Cash flows from financing activities:
Sale of noncontrolling interest	97,917	-	-
Proceeds from warrants exercised	1,287	833	3,497
Proceeds from UPOs exercised	210	-	-
Proceeds from stock option exercises	616	-	-
Net (payments) borrowings of long-term debt	(21,917)	(16,163)	13,722
Net borrowings (payments) of short-term debt	1,378	(11,878)	(15,247)
Net borrowings on revolving credit agreements	16,000	-	-
Sale of common stock	36,456	-	-
Solsil, Inc. common share issuance	-	1,570	509
Other financing activities	(1,387)	(2,316)	(1,876)
Net cash provided by (used in) financing activities	130,560	(27,954)	605
Effect of exchange rate changes on cash and cash equivalents	7	7	50
Net increase (decrease) in cash and cash equivalents	95,153	(12,118)	6,253
Cash and cash equivalents at beginning of year	61,876	73,994	67,741
Cash and cash equivalents at end of year	$157,029	61,876	73,994

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$2,494	5,964	6,836
Cash paid for income taxes, net of refunds totaling $2,729, $0 and $0 during the years ended June 30, 2010, 2009, and 2008, respectively	51,709	10,785	13,833

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements
 June 30, 2010, 2009, and 2008
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

On November 13, 2006, the Company acquired 100% of the outstanding stock of Globe Metallurgical, Inc. (GMI), a manufacturer of silicon metal and silicon-based alloys. GMI owns and operates plants in Beverly, Ohio, Alloy, West Virginia, Niagara Falls, New York, and Selma, Alabama. GMI’s products are sold primarily to the silicone chemical, aluminum, metal casting, and solar cell industries, primarily in the United States, Canada, and Mexico. GMI also owns 50% of the outstanding stock of Norchem, Inc. (Norchem). Norchem manufactures and sells additives that enhance the durability of concrete, refractory material, and oil well conditioners. GMI sells silica fume (also known as microsilica), a by-product of its ferrosilicon metal and silicon metal production process, to Norchem, as well as other companies.

On November 20, 2006, the Company acquired 100% of the outstanding stock of Stein Ferroaleaciones S.A. (SFA), an Argentine manufacturer of silicon-based alloys, and SFA’s two affiliates, UltraCore Polska Sp.z.o.o. (UCP), a Polish manufacturer of cored wire alloys, and Ultra Core Corporation, a U.S.-based alloy distributor (collectively, Stein). SFA, incorporated in Argentina in 1974, is among Latin America’s leading producers of silicon-based alloys. Headquartered in Buenos Aires, Argentina, it operates a silicon-based alloy manufacturing plant in Mendoza province, Argentina and cored wire packing plants in San Luis province, Argentina and Police, Poland. Stein’s products are important ingredients in the manufacturing of steel, ductile iron, machine and auto parts, and pipe. SFA has been renamed Globe Metales S.A. (Globe Metales).

On January 31, 2007, the Company acquired 100% of the outstanding stock of Camargo Correa Metais S.A. (CCM), one of Brazil’s largest producers of silicon metal and silica fume. CCM was renamed Globe Metais Indústria e Comércio S.A. (Globe Metais). Globe Metais operated a manufacturing facility located in Breu Branco, Para, Brazil. It also operated quartzite mining and forest reserves operations in Para, Brazil. On November 5, 2009, the Company sold 100% of its interest in Globe Metais. The sale of the Company’s equity interest in Globe Metais was executed in connection with the sale of a 49% membership interest in WVA Manufacturing, LLC (WVA LLC), a newly formed entity by the Company, to Dow Corning Corporation (Dow Corning), the execution of a long-term supply agreement, and an amendment to an existing supply agreement between Dow Corning and the Company.

On February 29, 2008, the Company completed the acquisition of approximately 81% of Solsil, Inc. (Solsil). Solsil is continuing to develop its technology to produce upgraded metallurgical grade silicon through a proprietary metallurgical process for use in photovoltaic (solar) cells. Solsil remains focused on research and development and is not presently producing material for commercial sale.

On May 15, 2008, the Company entered into a business combination, which provided an ownership interest of approximately 58% of Ningxia Yonvey Coal Industrial Co., Ltd (Yonvey). Yonvey is a producer of carbon electrodes, an important input in the silicon metal production process. Prior to the business combination, Yonvey’s predecessor was one of the Company’s electrode suppliers, and Yonvey now principally supplies its electrodes to our subsidiaries. Yonvey’s operations are located in Chonggang Industrial Park, Shizuishan in the Ningxia Hiu Autonomous Region of China. On November 28, 2008, the Company increased its interest by an additional 12%.

On April 1, 2010, the Company purchased all of the ownership interests in Core Metals Group Holdings LLC (Core Metals), a Delaware limited liability company. Core Metals is a leading producer, marketer, and distributor of ferroalloys and specialty materials for the North American steel and foundry industry. The acquisition was made to strengthen our growing ferrosilicon business and expand the line of products and services we offer to steel markets around the world. Core Metals is included in our GMI reportable segment.

On April 7, 2010, the Company sold Masterloy Products Company (Masterloy), an unlimited liability company located in Ontario, Canada. Masterloy was acquired in connection with the Company’s acquisition of Core Metals. Masterloy is a producer of ferrovanadium and ferromolybdenum, an ancillary business we do not consider critical to our fundamental business strategy.

See note 3 (Business Combinations and Divestitures) for additional information regarding the Globe Metais, Solsil, Yonvey, and Core Metals business combinations and divestitures.

(2)	Summary of Significant Accounting Policies

a.  Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting. For investments in which the Company does not have significant influence, the cost method of accounting is used.

The Company also evaluates the consolidation of entities under Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 810, Consolidation (ASC 810). ASC 810 requires management to evaluate whether an entity or interest is a variable interest entity and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met. The Company does not have any variable interest entities requiring consolidation.

All intercompany balances and transactions have been eliminated in consolidation.

b.  Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year presentation, including the reclassification of $5,501 and $5,691 from selling, general, and administrative expenses to cost of goods sold for the years ended June 30, 2009 and 2008, respectively, as, during the first quarter of fiscal year 2010, the Company reevaluated certain expenses and deemed these to be production costs.

c.  Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Significant estimates and assumptions in these consolidated financial statements include the valuation of inventories; the depreciable lives for property, plant, and equipment; estimates of fair value associated with accounting for business combinations; goodwill and long-lived asset impairment tests; income taxes and deferred tax valuation allowances; valuation of derivative instruments; the determination of the discount rate and the rate of return on plan assets for pension expense (benefit); and the determination of the fair value of share-based compensation, involving assumptions about forfeiture rates, stock volatility, discount rates, expected dividend yield, and expected time to exercise. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

d.  Revenue Recognition

Revenue is recognized in accordance with ASC Topic 605, Revenue Recognition (ASC 605), when a firm sales agreement is in place, delivery has occurred and title and risks of ownership have passed to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. Shipping and other transportation costs charged to buyers are recorded in both net sales and cost of goods sold. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. When the Company provides a combination of products and services to customers, the arrangement is evaluated under ASC Subtopic 605-25, Revenue Recognition — Multiple Element Arrangements (ASC 605.25). ASC 605.25 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. If the Company cannot objectively determine the fair value of any undelivered elements under an arrangement, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

e.  Foreign Currency Translation

The determination of the functional currency for the Company’s foreign subsidiaries is made based on appropriate economic factors, including the currency in which the subsidiary sells its products, the market in which the subsidiary operates, and the currency in which the subsidiary’s financing is denominated. Based on these factors, management has determined that the U.S. dollar is the functional currency for Globe Metales. The U.S. dollar was also the functional currency for Globe Metais prior to its divestiture. The functional currency for Yonvey is the Chinese renminbi. Yonvey’s assets and liabilities are translated using current exchange rates in effect at the balance sheet date and for income and expense accounts using average exchange rates. Resulting translation adjustments are reported as a separate component of stockholders’ equity. Translation gains and losses are recognized on transactions in currencies other than the subsidiary’s functional currency and included in the consolidated statement of operations for the period in which the exchange rates changed.

f.  Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

Refer to note 3 (Business Combinations and Divestitures) and note 19 (Stockholders’ Equity) for supplemental disclosures of noncash investing and financing activities.

g.  Inventories

Inventories are valued at the lower of cost or market value, which does not exceed net realizable value. Cost of inventories is determined either by the first-in, first-out method or by the average cost method. When circumstances indicate a potential recoverability issue, tests are performed to assess the market value, and as necessary, an inventory write-down is recorded for obsolete, slow moving, or defective inventory. Management estimates market and net realizable value based on current and expected future selling prices for our inventories, as well as the expected utilization of parts and supplies in our manufacturing process.

h.  Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Depreciation is calculated using the straight-line method based on the estimated useful lives of assets. The estimated useful lives of property, plant, and equipment are as follows:

Range of
Useful Lives
Asset type:
Land improvements and land use rights	20 to 36 years
Buildings	35 to 40 years
Manufacturing equipment	5 to 25 years
Furnaces	10 to 20 years
Other	2 to 5 years

Costs that do not extend the life of an asset, materially add to its value, or adapt the asset to a new or different use are considered repair and maintenance costs and expensed as incurred.

i.  Business Combinations

When the Company acquires a business, the purchase price is allocated based on the fair value of tangible assets and identifiable intangible assets acquired, and liabilities assumed. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Goodwill as of the acquisition date is measured as the residual of the excess of the consideration transferred, plus the fair value of any noncontrolling interest in the acquiree at the acquisition date, over the fair value of the identifiable net assets acquired. If the fair value of the net assets acquired exceeds the purchase price, the resulting bargain purchase is recognized as a gain in the statement of operations. Prior to the adoption of ASC Subtopic 805-10, Business Combinations (ASC 805-10), the resulting negative goodwill was allocated as a pro rata reduction of the values of acquired nonmonetary assets. The Company generally engages independent, third-party appraisal firms to assist in determining the fair value of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates are inherently uncertain. For all acquisitions, operating results are included in the consolidated statement of operations from the date of acquisition.

j.  Goodwill and Other Intangible Assets

Goodwill as of the acquisition date is measured as the residual of the excess of the consideration transferred, plus the fair value of any noncontrolling interest in the acquiree at the acquisition date, over the fair value of the identifiable net assets acquired. In accordance with ASC Topic 350, Intangibles — Goodwill and Other (ASC 350), goodwill is tested for impairment annually at the end of the third quarter, and will be tested for impairment between annual tests if an event occurs or circumstances change that more likely than not would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are at the reportable segment level, or one level below the reportable segment level for our GMI and Other reportable segments, and are aligned with our management reporting structure. Goodwill relates and is assigned directly to a specific reporting unit.

Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds the implied fair value of goodwill of the reporting unit. Refer to note 3 (Business Combinations and Divestitures), note 4 (Goodwill and Intangible Asset Impairment), and note 10 (Goodwill and Other Intangibles) for additional information.

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

k.  Impairment of Long-Lived Assets

In accordance with ASC Topic 360, Property, Plant, and Equipment (ASC 360), the Company reviews the recoverability of its long-lived assets, such as plant and equipment and definite-lived intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future undiscounted pretax cash flows of the related operations. The Company assesses the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is measured based on the difference between estimated fair value and carrying value. Assets to be disposed are written down to the lower of carrying amount or fair value less costs to sell, and depreciation ceases. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.

l.  Share-Based Compensation

The Company recognizes share-based compensation expense based on the estimated grant date fair value of share-based awards using a Black-Scholes option pricing model. Prior to vesting, cumulative compensation cost equals the proportionate amount of the award earned to date. The Company has elected to treat each award as a single award and recognize compensation cost on a straight-line basis over the requisite service period of the entire award. If the terms of an award are modified in a manner that affects both the fair value and vesting of the award, the total amount of remaining unrecognized compensation cost (based on the grant-date fair value) and the incremental fair value of the modified award are recognized over the amended vesting period.

Prior to March 30, 2008, awards were liability-classified given net cash settlement provisions contained in the Company’s stock option plan, and awards were required to be remeasured to fair value each reporting period. Effective March 30, 2008, the Company agreed to amend the terms of its share-based compensation plan to remove the cash settlement provisions. Based on this amendment, all outstanding awards were converted from liability-classified awards to equity-classified awards. When a liability-classified award is modified so that it becomes equity-classified without changing any of the other terms of the award, the fair value of the award at the date of the modification becomes its measurement basis from that point forward. As of the date of modification, the Company reclassified its accumulated liability for share-based compensation from other long-term liabilities to additional paid-in capital.

Refer to note 21 (Share-Based Compensation) for further information on the Company’s accounting for share-based compensation.

m.  Restructuring Charges

Restructuring activities are programs planned and controlled by management that materially change either the scope of the business undertaken by the Company or the manner in which business is conducted. Restructuring activities include, but are not limited to, one-time termination benefits provided to current employees that are involuntarily terminated, costs to terminate a contract that is not a capital lease, and costs to consolidate facilities and relocate employees. Restructuring charges are recognized in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (ASC 420), which requires a liability for a cost associated with an exit or disposal activity to be recognized at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. In periods subsequent to initial measurement, changes to a restructuring liability are measured using the credit-adjusted risk-free rate that was used to measure the liability initially.

n.  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

The Company has adopted the amendment to ASC Subtopic 740-10, Income Taxes (ASC 740-10), which provides a comprehensive model for the recognition, measurement, and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under ASC 740-10, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The Company has elected to recognize interest expense and penalties related to uncertain tax positions as a component of its provision for income taxes.

o.  Financial Instruments

The Company accounts for derivatives and hedging activities in accordance with ASC Topic 815, Derivatives and Hedging (ASC 815). ASC 815 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company’s derivative instruments consist of an interest rate cap and interest rate swaps employed to manage interest rate exposures on long-term debt discussed in note 12 (Debt) and a power hedge and foreign exchange forward contracts to manage commodity price and foreign currency exchange exposures discussed in note 15 (Derivative Instruments).

p.  Recently Implemented Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). This statement establishes the FASB Accounting Standards Codificationtm (the Codification/ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, except for U.S. Securities and Exchange Commission (SEC) rules and interpretive releases, which are also authoritative U.S. GAAP for SEC registrants. The Codification standard (FASB ASC Subtopic 105-10 on generally accepted accounting principles) was adopted on July 1, 2009. This change had no effect on the Company’s financial position or results of operations.

The Company partially adopted ASC Subtopic 820-10, Fair Value Measurements and Disclosures (ASC 820), on July 1, 2008. This adoption did not have a material impact to the Company’s consolidated results of operations or financial condition. The Company fully adopted ASC 820 on July 1, 2009. ASC 820 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The statement does not require any new fair value measures. The Company carries its derivative agreements at fair value, determined using observable market based inputs. See note 22 (Fair Value Measures) for additional information.

ASC 805-10 establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This accounting standard was adopted on July 1, 2009. This statement has been applied prospectively to the Company’s business combinations for which the acquisition date was on or after July 1, 2009.

The Company adopted ASC Subtopic 810-10-05, Consolidation — Consolidation of Entities Controlled by Contract (ASC 810.10.05), and ASC Subtopic 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815.40), on July 1, 2009. The objective of these statements is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In accordance with ASC 810.10.05 and ASC 815.40, the Company has provided the enhanced disclosures required by ASC 810.10.05 and ASC 815.40 in the consolidated balance sheets and consolidated statements of changes in stockholders’ equity for all periods presented. See note 19 (Stockholders’ Equity) for additional information.

The FASB issued an amendment to ASC Subtopic 715-10, Compensation — Retirement Benefits (ASC 715). This amendment provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The amendment requires employers of public entities to disclose more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. The required additional disclosures have been made in note 16 (Pension Plans). This amendment to ASC 715 had no impact on the Company’s financial position and results of operations.

The FASB issued an amendment to ASC Subtopic 740-10, Income Taxes (ASC 740), which adds implementation guidance for all entities about applying the accounting requirements for uncertain tax matters. The Company adopted this amendment on September 30, 2009. The implementation guidance is presented in examples and is not intended to change practice for those already applying the requirements. The implementation of this additional guidance had no effect on the Company’s financial position or results of operations.

q.  Accounting Pronouncements to be Implemented

The FASB has issued an amendment to ASC Subtopic 860-10, Transfers and Servicing (ASC 860). The objective of this amendment is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This amendment improves financial reporting by eliminating (1) the exceptions for qualifying special-purpose entities from the consolidation guidance and (2) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. This amendment is effective for the Company on July 1, 2010. The Company does not currently expect any impact from the amendment of ASC 860 on its financial position or results of operations.

The FASB has issued an amendment to ASC Subtopic 810-10, Consolidation — Variable Interest Entities (ASC 810). The objective of this amendment is to improve financial reporting by enterprises involved with variable interest entities by eliminating the quantitative-based risks and rewards calculation and requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling interest in a variable interest entity. In addition, the amendment requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity. This amendment is effective for the Company on July 1, 2010. The Company is not currently involved with variable interest entities and, therefore, does not currently expect any impact from the amendment to ASC 810 on its financial position or results of operations.

The FASB has issued an amendment to ASC Subtopic 820-10, Fair Value Measurements and Disclosures (ASC 820). This amendment requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The amendment also clarifies existing fair value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The disclosure requirements of the amendment to ASC 820, except for the detailed Level 3 roll forward disclosures, is effective for annual and interim reporting periods beginning after December 15, 2009. The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010. This amendment to ASC 820 has no impact on the Company’s financial position and results of operations.

(3)	Business Combinations and Divestitures

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

Alan Kestenbaum, Executive Chairman, and Arden Sims, former Chief Operating Officer, were previously affiliated with Solsil. In addition, during the eight months ended February 29, 2008, prior to the Solsil acquisition, the Company:

•	Earned $3,287 under an operating and lease agreement in which Solsil was provided administrative and operating support, plus facility space;

•	Sold $2,580 of metallurgical grade silicon to Solsil;

•	Purchased $1,798 of silicon from Solsil; and

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

During April 2008, Solsil issued an additional 17.59159 shares of common stock at a price of $53,839.39 per share to existing Solsil shareholders. Total proceeds of the offering were $947, including proceeds received from minority shareholders totaling $135. The remaining funding of $812 was made by GSM and, thus, is eliminated in consolidation. There was no significant change in the Company’s percentage ownership in Solsil as a result of this share issuance.

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

In February 2009, the allocation of the purchase price of the Solsil acquisition was finalized. In finalizing the purchase price allocation, deferred tax liabilities were increased $144 with a corresponding increase in goodwill. The goodwill associated with the Solsil acquisition was assigned to the Solsil operating segment. See note 4 (Goodwill and Intangible Asset Impairment) for discussion regarding the subsequent impairment of goodwill and intangible assets arising from the Solsil acquisition.

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

On November 28, 2008, the Company entered into a subscription agreement for capital increase. Under the terms of this agreement, the Company agreed to contribute an additional $10,236 in specified installments in exchange for an additional 12% interest in Yonvey. As of June 30, 2009, the Company had made additional contributions totaling $10,000. The Company remitted the remaining balance of the capital increase during the year ended June 30, 2010. The subscription agreement provides a call option such that within a period of three years from the agreement’s effective date, the minority shareholder may repurchase up to a maximum 12% ownership interest in Yonvey at a price equal to the relevant percentage of the additional $10,236 registered capital plus a premium calculated using a specified interest rate. This call option was recorded at fair value, with the change in the fair value of the related liability at each period-end reflected in other income in the consolidated statement of operations. A liability of $1,072 was recorded in other long-term liabilities at June 30, 2009. The reduction in noncontrolling interest associated with our additional share purchase was reflected in the consolidated statement of operations from the date of the subscription agreement to June 30, 2009.

In connection with our adoption of ASC 810.10.05 and ASC 815.40, as Yonvey is a substantive entity, the subscription agreement does not have any contingent exercise provisions, and the settlement amount is tied to the fair value of the Yonvey equity, the call option is considered an equity instrument. As such, the Company reclassified the fair value of the call option liability at June 30, 2009 of $1,072 from other long-term liabilities to noncontrolling interest in stockholders’ equity.

In May 2009, the allocation of the final purchase price of the Yonvey acquisitions was completed. A total of $7,177 of goodwill has been assigned to the Other operating segment related to the Yonvey acquisitions at June 30, 2010.

Dow Corning Transactions:

On November 5, 2009, the Company sold 100% of its interest in Globe Metais pursuant to a purchase agreement entered into on that same date by and among the Company and Dow Corning. The cash received by the Company in connection with the disposition was approximately $65,600, which represents a purchase price of $75,000 less withholding taxes and certain expenses. Dow Corning assumed Globe Metais’ cash balances totaling $16,555 and $14,000 of export prepayment financing. The final purchase price was subject to adjustment for changes in working capital as provided for in the purchase agreement, which did not result in a significant change in the final purchase price.

The sale of the Company’s equity interest in Globe Metais was executed in connection with the sale of a 49% membership interest in WVA LLC, to Dow Corning, the execution of a long-term supply agreement, and an amendment to an existing supply agreement between Dow Corning and the Company to reduce the amount required to be sold in calendar year 2010 to 20,000 metric tons of silicon metal.

For accounting purposes, the Company allocated $75,000 of the total purchase price received from Dow Corning to the sale of the equity of Globe Metais and $100,000 to the sale of membership interests in WVA LLC. The allocation of total purchase price to the separate transactions was based on the relative fair values of Globe Metais and the membership interests in WVA LLC.

ASC 815.40 requires an entity to consolidate all subsidiaries over which it has a controlling financial interest and considers changes in the ownership interest while the entity retains its controlling financial interest in the subsidiary as equity transactions, resulting in no gain or loss recognition in the statement of operations. As the Company retained a controlling financial interest in WVA LLC, no gain has been recognized in net income on the sale of the 49% membership interest. Rather, noncontrolling interest has been adjusted to reflect the change in our ownership interest in WVA LLC. The difference between the fair value of the consideration received, net of final purchase price adjustments, related transaction costs of $2,146, and provision for income taxes of $26,575, and the amount by which noncontrolling interest increased has been recognized as an increase in additional paid-in capital of $44,397.

Core Metals Group Holdings, LLC Acquisition and Masterloy Divestiture:

On April 1, 2010, the Company, pursuant to a Purchase and Sale Agreement dated as of March 26, 2010 (the Purchase Agreement), purchased from Ospraie Special Opportunities Master Alternative Holdings LLC, The Ospraie Fund L.P., Ospraie Holdings, Inc., and the individuals named in the Purchase Agreement, all of the ownership interests in Core Metals, a Delaware limited liability company, for approximately $52,000 in cash, including $15,329 borrowed under the Company’s senior revolving credit facility. The Company has engaged a third-party appraisal firm to assist in the process of determining the estimated fair value of certain assets acquired. Based on the preliminary purchase price allocation, goodwill totaling $150 has been recorded in connection with the Core Metals acquisition and assigned to the GMI operating segment.

On April 7, 2010, the Company sold Masterloy for $3,000 in cash. Masterloy was acquired in connection with the Company’s acquisition of Core Metals. Masterloy is a producer of ferrovanadium and ferromolybdenum, an ancillary business we do not consider critical to our fundamental business strategy.

(4)  Goodwill and Intangible Asset Impairment

In accordance with ASC 350, the Company applies a fair value based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. During the second quarter of fiscal year 2009, the Company experienced a decrease in profitability and a significant decline in demand for high purity solar-grade silicon. Consistent with the guidance in ASC 350, the Company performed an interim impairment test of goodwill and indefinite-lived intangible assets at the end of the second quarter of fiscal year 2009. In performing this test, the Company made a substantial downward revision in the forecasted cash flows from its Solsil reporting unit as a result of a decrease in the market price for solar-grade silicon and weakness in demand for solar products. The Company finalized this impairment analysis during the third quarter of fiscal year 2009 and has recorded an impairment charge totaling $65,340, comprising the write-off of $57,656 of goodwill and $12,048 of unpatented technology, offset by the write-off of associated deferred tax liabilities totaling $4,364. These impairment charges are entirely associated with the Solsil business unit acquired in February 2008 as discussed in note 3 (Business Combinations and Divestitures).

(5)	Restructuring Charges

During the third quarter of fiscal year 2009, the Company implemented formal restructuring programs, including the temporary shutdown of certain furnace operations and furloughing or terminating employees. Cash payments associated with these restructuring programs were completed as of June 30, 2010. The restructuring programs included employee severance and benefits, as well as costs associated with lease termination obligations. Restructuring charges are accounted for in accordance with ASC 420.

Activity during the year ended June 30, 2010 related to the restructuring liability is as follows:

	Liability at			Liability at
	June 30,		Cash	June 30,
	2009	Adjustments (2)	Payments	2010
Severance and benefit-related costs (1)	$227	(81)	(146)	-

(1) Includes severance payments made to employees, payroll taxes, and other benefit-related costs in connection with the terminations of employees.
(2) Adjustments are for employees who were rehired by the Company in conjunction with the restarting of certain furnace operations during the year ended June 30, 2010.

Activity during the year ended June 30, 2009 related to the restructuring liability is as follows:

	Liability at			Liability at
	June 30,	Restructuring	Cash	June 30,
	2008	Charges	Payments	2009
Severance and benefit-related costs (1)	$-	1,692	(1,465)	227
Lease termination obligations (2)	-	19	(19)	-
Total restructuring	$-	1,711	(1,484)	227

(1) Includes severance payments made to employees, payroll taxes, and other benefit-related costs in connection with the terminations of employees.
(2) Includes termination fees related to the cancellation of certain contractual lease obligations.

Total restructuring expenses of $1,711 were incurred during the year ended June 30, 2009 and are included in restructuring charges in the consolidated statement of operations. The remaining unpaid liability as of June 30, 2009 is included in accrued expenses and other current liabilities. There is no remaining unpaid liability as of June 30, 2010, and no additional costs are expected to be incurred associated with these restructuring actions.

(6)	Treasury Securities

During March 2008, the Company purchased U.S. government treasury securities with a term to maturity of 125 days. The securities were redeemed during the year ended June 30, 2009.

(7)	Inventories

Inventories comprise the following at June 30:

	2010	2009
Finished goods	$19,655	23,867
Work in process	2,860	3,462
Raw materials	54,988	31,323
Parts and supplies	9,660	8,742
Total	$87,163	67,394

At June 30, 2010, $80,435 in inventory is valued using the first-in, first-out method and $6,728 using the average cost method. At June 30, 2009, $46,712 in inventory is valued using the first-in, first-out method and $20,682 using the average cost method.

During the year ended June 30, 2009, the Company recorded inventory write-downs totaling $5,835 due to expected lower net realizable values for certain Solsil and Yonvey inventories. These write-downs have been recorded in cost of goods sold. There were no significant inventory write-downs during the years ended June 30, 2010 and 2008.

(8)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets comprise the following at June 30:

	2010	2009
Deferred taxes	$3,224	4,276
Income tax receivables	5,251	8,227
Value added and other non-income tax receivables	2,695	4,374
Deferred registration costs	—	302
Foreign exchange forward contracts	—	3,243
Other	12,639	4,253
Total	$23,809	24,675

(9)	Property, Plant, and Equipment

Property, plant, and equipment, net of accumulated depreciation and amortization, comprise the following at June 30:

	2010	2009
Land, land improvements, and land use rights	$6,080	13,835
Building and improvements	41,262	24,176
Machinery and equipment	78,370	56,912
Furnaces	124,898	99,429
Other	3,640	15,728
Construction in progress	17,824	47,257
Property, plant, and equipment, gross	272,074	257,337
Less accumulated depreciation and amortization	(52,807)	(39,830)
Property, plant, and equipment, net of accumulated depreciation and amortization	$219,267	217,507

Depreciation expense for the year ended June 30, 2010 was $20,362, of which $19,912 is recorded in cost of goods sold and $450 is recorded in selling, general, and administrative expenses, respectively. Depreciation expense for the year ended June 30, 2009 was $17,665, of which $17,281 is recorded in cost of goods sold and $384 is recorded in selling, general, and administrative expenses. Depreciation expense for the year ended June 30, 2008 was $15,083, of which $14,826 is recorded in cost of goods sold and $257 is recorded in selling, general, and administrative expenses.

Capitalized interest for the years ended June 30, 2010, 2009, and 2008 was $376, $968, and $255, respectively.

(10)	Goodwill and Other Intangibles

Goodwill and other intangibles presented below have been allocated to the Company’s operating segments.

a.  Goodwill

Changes in the carrying amount of goodwill, by reportable segment, during the years ended June 30 are as follows:

	2010
		Globe
	GMI	Metales	Other	Total
Balance at beginning of year	$30,255	14,313	7,260	51,828
Core Metals acquisition	150	—	—	150
Foreign exchange rate changes	—	—	47	47
Balance at end of year	$30,405	14,313	7,307	52,025

	2009
		Globe
	GMI	Metales	Solsil	Other	Total
Balance at beginning of year	$31,355	14,313	57,512	4,077	107,257
Yonvey capital increase	—	—	—	3,479	3,479
Solsil goodwill impairment (see note 4)	—	—	(57,656)	—	(57,656)
Tax valuation allowance adjustments	(1,100)	—	—	—	(1,100)
Purchase accounting adjustments	—	—	144	(296)	(152)
Balance at end of year	$30,255	14,313	—	7,260	51,828

There was no goodwill associated with Globe Metais, which was sold on November 5, 2009 as discussed in note 3.

b.  Other Intangible Assets

Changes in the carrying amounts of definite lived intangible assets are as follows:

	Electricity	Unpatented
	Contracts	Technology	Other
Cost:
Balance at June 30, 2008	$9,368	13,143	323
Purchase price allocation adjustments	190	—	—
Tax valuation allowance adjustments (see note 17)	(1,653)	—	—
Solsil intangible asset impairment (see note 4)	—	(13,143)	—
Balance at June 30, 2009	7,905	—	323
Sale of Globe Metais (see note 3)	(5,073)	—	(78)
Balance at June 30, 2010	$2,832	—	245

Accumulated amortization:
Balance at June 30, 2008	$5,666	438	323
Amortization expense	1,485	657	—
Solsil intangible asset impairment (see note 4)	—	(1,095)	—
Balance at June 30, 2009	7,151	—	323
Sale of Globe Metais (see note 3)	(4,629)	—	(78)
Amortization expense	310	—	—
Balance at June 30, 2010	2,832	—	245
Net balance at June 30, 2010	$—	—	—

There were no changes in the value of the Company’s indefinite lived intangible assets during the years ended June 30, 2010 or 2009. The trade name balance is $477 at both June 30, 2010 and 2009.

Amortization expense of purchased intangible assets for the years ended June 30, 2010 and 2009 was $310 and $2,142, respectively, which is recorded in cost of goods sold. Amortization expense of purchased intangible assets was $4,256 for the year ended June 30, 2008, of which $4,205 is recorded in cost of goods sold and $51 is recorded in selling, general, and administrative expenses.

(11)  Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates comprise the following:

		Balance at	Balance at
	Ownership	June 30,	June 30,
	Interest	2010	2009
Equity method investment:
Norchem	50.00%	$2,212	1,955
Other cost investments:
Inversora Nihuiles S.A.(a)	9.75	3,067	3,067
Inversora Diamante S.A.(b)	8.40	2,906	2,906
Total		$8,185	7,928

(a) This entity owns a 51% interest in Hidroelectrica Los Nihuiles S.A., which is a hydroelectric company in Argentina.
(b) This entity owns a 59% interest in Hidroelectrica Diamante S.A., which is a hydroelectric company in Argentina.

Equity income (loss) from our Norchem investment was $257, $(38), and $403, respectively, for the years ended June 30, 2010, 2009, and 2008, which is included in other income.

(12)  Debt

a.  Short-Term Debt

Short-term debt comprises the following:

			Weighted
		Outstanding	Average	Unused
		Balance	Interest Rate	Credit Line
June 30, 2010:
Type debt:
Export financing		—	—	7,041
Other		8,067	3.42%	446
	Total	$8,067		$7,487

June 30, 2009:
Type debt:
Export financing		—	—	7,400
Other		6,688	6.69%	—
	Total	$6,688		$7,400

Export Financing Agreements — The Company’s Argentine subsidiary maintains various short-term export financing agreements. Generally, these arrangements are for periods ranging between seven and eleven months, and require the Company to pledge as collateral certain export accounts receivable. There is no export financing debt outstanding at June 30, 2010 or 2009.

Other — The Company’s subsidiary, Yonvey, has a $1,473 promissory note outstanding at June 30, 2010, which matures August 2010. The note accrues interest at 5.31%. The promissory note is secured by certain Yonvey assets. At June 30, 2009, Yonvey had $6,587 in outstanding promissory notes. In addition, the balance at June 30, 2010 includes $5,880 in short-term notes payable to Dow Corning related to working capital loans given to WVA LLC, which accrue interest at 3.0%.

b.  Revolving Credit Agreements

A summary of the Company’s revolving credit agreements at June 30, 2010 is as follows:

		Weighted
	Outstanding	Average	Unused	Total
	Balance	Interest Rate	Commitment	Commitment
Senior credit facility	$16,000	2.59%	9,750	28,000

There were no borrowings outstanding on the senior credit facility at June 30, 2009. Interest on advances under the revolving credit facility accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. As part of the Dow Corning transactions discussed in note 3, the Company agreed to modify the terms of its senior credit facility, which included a reduction of revolving credit from $35,000 to $28,000 in exchange for the release of the assets of West Virginia Alloys, Inc. as a security for the senior credit facility. This revolving credit agreement expires in September 2013. The amount available under the revolving credit facility is subject to a borrowing base calculation. The total available commitment on the revolving credit facility includes $10,000 for letters of credit associated with foreign supplier contracts. The total commitment outstanding on this credit facility includes $440 outstanding letters of credit associated with foreign supplier contracts and a $1,810 outstanding letter of credit associated with a power supply contract at June 30, 2010. The revolving credit facility is secured by substantially all of the assets of GMI, and is subject to certain restrictive and financial covenants, which include limits on additional debt, restrictions on capital expenditures, restrictions on dividend and other equity distributions, a maximum ratio of debt to earnings before interest, taxes, depreciation, and amortization, and minimum net worth and interest coverage requirements. The commitment under the revolving credit facility may be withdrawn if the Company defaults under the terms of these covenants or fails to remit payments when due. The Company was in compliance with, or had received waivers for, the loan covenants at June 30, 2010 as further discussed below.

The Company classifies borrowings under the senior credit facility as long-term liabilities given our ability to renew or extend borrowings under this agreement beyond one year from the balance sheet date.

c.  Long-Term Debt

Long-term debt comprises the following at June 30:

	2010	2009
Senior term loan	$16,916	33,684
Export prepayment financing	—	17,000
Other	96	2,241
Total	17,012	52,925
Less current portion of long-term debt	(10,092)	(16,561)
Long-term debt, net of current portion	$6,920	36,364

Senior Term Loan — The Company’s subsidiary, GMI, entered into a five-year senior term loan in an aggregate principal amount of $40,000 during September 2008. Interest on the senior term loan accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. Principal payments are due in quarterly installments of $2,105, commencing on December 31, 2008, and the unpaid principal balance is due in full in September 2013, subject to certain mandatory prepayments. A mandatory prepayment of $2,347 was made during the second quarter of fiscal year 2010 based on excess cash flow, as defined in the loan agreement, generated during fiscal year 2009. A mandatory prepayment of $1,575 will be made during the second quarter of fiscal year 2011 based on excess cash flow, as defined in the loan agreement, generated during fiscal year 2010. As part of the Dow Corning transactions discussed in note 3, the Company made a $6,000 prepayment of the senior term loan, applied to the scheduled installments of principal in inverse order of maturity, in exchange for the release of the assets of West Virginia Alloys, Inc. as security for the senior term loan. The interest rate on this loan was 2.78%, equal to LIBOR plus 2.25%, at June 30, 2010. The senior term loan is secured by substantially all of the assets of GMI and is subject to certain restrictive and financial covenants, which include limits on additional debt, restrictions on capital expenditures, restrictions on dividend and other equity distributions, a maximum ratio of debt to earnings before interest, taxes, depreciation, and amortization, and minimum net worth and interest coverage requirements. The Company was in compliance with, or had received waivers for, the loan covenants at June 30, 2010 as further discussed below.

Export Prepayment Financing — The export prepayment financing was related to Globe Metais, which was sold in November 2009 as discussed in note 3.

See note 15 (Derivative Instruments) for discussion of derivative financial instruments entered into to reduce the Company’s exposure to interest rate fluctuations on outstanding long-term debt.

The following table shows scheduled long-term debt maturities by fiscal year at June 30, 2010:

2011	2012	2013	2014	2015	Total
$10,092	6,920	—	—	—	17,012

d.  Debt Covenant Waiver

As discussed above, the Company’s senior credit facility and senior term loan are subject to certain restrictive and financial covenants. The Company was in compliance with these loan covenants at June 30, 2010, except as related to restrictions on capital expenditures and the minimum fixed charge coverage ratio. The Company received a waiver for the restriction limiting capital expenditures for the fiscal year ended June 30, 2010. The Company also received a waiver for compliance with the minimum fixed charge coverage ratio for the fiscal quarters ended June 30, 2010 and ending September 30, 2010, and the waiver reduced the minimum fixed charge coverage ratio for the fiscal quarters ending December 31, 2010 and March 31, 2011.

e.  Fair Value of Debt

The recorded carrying values of our debt balances approximate fair value given our debt is at variable rates tied to market indicators or is short-term in nature.

(13)  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities comprise the following at June 30:

	2010	2009
Accrued income taxes	$3,030	6,562
Accrued insurance	717	1,104
Accrued professional fees	959	905
Accrued property taxes	1,181	963
Accrued wages, bonuses, and benefits	7,668	9,068
Customer advances	10,768	14,062
Deferred revenue	—	9,580
Deferred taxes	35	1,048
Current portion of retained acquisition contingencies	5,348	51
Accrued purchase obligations	1,153	570
Accrued restructuring charges	—	227
Other	4,973	2,585
Total	$35,832	46,725

(14)  Other Long-Term Liabilities

Other long-term liabilities comprise the following at June 30:

	2010	2009
Accrued pension liability	$9,118	6,957
Retained acquisition contingencies	4,583	5,252
Other	3,761	3,150
Total	$17,462	15,359

(15)  Derivative Instruments

The Company enters into derivative instruments to hedge certain interest rate, currency, and commodity price risks. The Company does not engage in interest rate, currency, or commodity speculation, and no derivatives are held for trading purposes. All derivatives are accounted for using mark-to-market accounting. The Company believes it is not practical to designate its derivative instruments as hedging instruments as defined under ASC Subtopic 815-10, Derivatives and Hedging (ASC 815). Accordingly, the Company adjusts its derivative financial instruments to current market value through the consolidated statement of operations based on the fair value of the agreement as of period-end. Although not designated as hedged items as defined under ASC 815, these derivative instruments serve to significantly offset the Company’s interest rate, currency, and commodity risks. Gains or losses from these transactions offset gains or losses on the assets, liabilities, or transactions being hedged. No credit loss is anticipated as the counterparties to these agreements are major financial institutions that are highly rated.

Interest Rate Risk:

The Company is exposed to market risk from changes in interest rates on certain of its short-term and long-term debt obligations.

In connection with GMI’s revolving credit facility and senior term loan (note 12), the Company entered into an interest rate cap arrangement and three interest rate swap agreements to reduce our exposure to interest rate fluctuations.

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

In connection with the Company’s export prepayment financing arrangement (note 12), the Company entered into an interest rate swap agreement involving the exchange of interest obligations relating to a $14,000 notional amount of debt, with the notional amount decreasing by $3,000 on a semiannual basis through August 2011, and a final $2,000 notional amount swapped for the six month period ended January 2012. Under the interest rate swap, the Company received LIBOR in exchange for a fixed interest rate of 2.66% over the life of the agreement. This agreement, as well as the related export prepayment financing arrangement, was transferred with the sale of Globe Metais discussed in note 3.

Foreign Currency Risk:

The Company is exposed to market risk arising from changes in currency exchange rates as a result of its operations outside the United States, principally in Argentina and China. A portion of the Company’s net sales generated from its non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of the Company’s operating costs for its non-U.S. operations are denominated in local currencies, principally the Argentine peso and the Chinese renminbi. Consequently, the translated U.S. dollar value of the Company’s non-U.S. dollar net sales, and related accounts receivable balances, and our operating costs are subject to currency exchange rate fluctuations. Derivative instruments are not used extensively to manage this risk. The Company has utilized derivative financial instruments, including foreign exchange forward contracts, to manage a portion of its net foreign currency exposure to the Brazilian real and the Euro. All of the Brazilian real contracts were settled prior to the sale of Globe Metais discussed in note 3. At June 30, 2010, the Company had foreign exchange forward contracts covering approximately 2,650,000 Euros, expiring at dates ranging from July 2010 to September 2010, at an average exchange rate of 0.84 Euro to 1.00 U.S. dollar.

Commodity Price Risk:

The Company is exposed to price risk for certain raw materials and energy used in its production process. The raw materials and energy that the Company uses are largely commodities subject to price volatility caused by changes in global supply and demand and governmental controls. Derivative financial instruments are not used extensively to manage the Company’s exposure to fluctuations in the cost of commodity products used in its operations. The Company attempts to reduce the impact of increases in its raw material and energy costs by negotiating long-term contracts and through the acquisition of companies or assets for the purpose of increasing its access to raw materials with favorable pricing terms.

In June 2010, the Company entered into a power hedge agreement on a 175,440 MWh notional amount of electricity, representing approximately 20% of the total power required by our Niagara Falls, New York plant. This hedge covers our expected needs not supplied by the facility’s long-term power contract over the term of the hedge agreement. The notional amount decreases equally per month through the agreement’s expiration on June 30, 2012. Under the power hedge agreement, the Company fixed the power rate at $39.60 per MWh over the life of the contract.

The effect of the Company’s derivative instruments on the consolidated statements of operations is summarized in the following table:

	(Loss) Gain Recognized
	During
	the Years Ended June 30			Location
	2010	2009	2008	of (Loss) Gain
Interest rate derivatives	$(1,231)	(840)	(481)	Interest expense
Foreign exchange forward contracts	772	4,789	—	Foreign exchange gain
Power hedge	(243)	—	—	Cost of goods sold

The fair values of the Company’s derivative instruments at June 30, 2010 are summarized in note 22 (Fair Value Measures). The liabilities associated with the Company’s interest rate derivatives and power hedge of $476 and $243, respectively, are included in other long-term liabilities. The $77 liability associated with the Company’s foreign exchange forward contracts is included in accrued expenses and other current liabilities.

(16)  Pension Plans

a.  Defined Benefit Pension Plans

The Company’s subsidiary, GMI, sponsors three noncontributory defined benefit pension plans covering certain domestic employees. These plans were frozen in 2003. The Company’s subsidiary, Core Metals, sponsors a noncontributory defined benefit pension plan covering certain domestic employees. This plan was closed to new participants in April 2009.

The Company’s funding policy has been to contribute, as necessary, an amount in excess of the minimum requirements in order to achieve the Company’s long-term funding targets. During the years ended June 30, 2010, and 2009, the Company made contributions of $1,008 and $414, respectively, to the domestic pension plans.

The Company uses a June 30 measurement date for these defined benefit pension plans.

Benefit Obligations and Funded Status — The following provides a reconciliation of the benefit obligations, plan assets, and funded status of the plans at June 30, 2010 and 2009:

	2010	2009
Change in benefit obligations:
Benefit obligations at beginning of year	$19,984	18,533
Acquisition of business	5,400	—
Interest cost	1,285	1,224
Service cost	26	—
Actuarial loss	2,848	1,301
Benefits paid	(1,176)	(1,074)
Benefit obligations at end of year	$28,367	19,984

Change in plan assets:
Fair value of plan assets at beginning of year	$13,027	16,424
Acquisition of business	4,445	—
Actual gain (loss) on plan assets	1,945	(2,737)
Employer contributions	1,008	414
Benefits paid	(1,176)	(1,074)
Fair value of plan assets at end of year	$19,249	13,027

Funded status at end of year:
Fair value of plan assets	$19,249	13,027
Benefit obligations	28,367	19,984
Funded status	$(9,118)	(6,957)

Amounts recognized in the consolidated balance sheet consist of:
Noncurrent liability	$(9,118)	(6,957)
Accumulated other comprehensive loss	7,422	6,020

All of our pension plans are underfunded, and have been underfunded for all year presented. The amounts recognized in other comprehensive (loss) income consist entirely of net actuarial loss during the years ended June 30, 2010, 2009, and 2008 and totaled $1,402, $5,045, and $1,803, respectively.

The accumulated benefit obligations for defined benefit pension plans were $28,367 and $19,984 at June 30, 2010 and 2009.

Net Periodic Pension Expense (Benefit) — The components of net periodic pension expense (benefit) for the Company’s defined benefit pension plans are as follows:

	2010	2009	2008
Interest cost	$1,285	1,224	1,181
Service cost	26	—	—
Expected return on plan assets	(1,075)	(1,236)	(1,460)
Amortization of net loss	572	229	74
Net periodic pension expense (benefit)	$808	217	(205)

During the year ended June 30, 2011, the Company expects to recognize $624 in pretax accumulated other comprehensive loss, relating entirely to actuarial net losses, as net pension cost.

Assumptions and Other Data — The weighted average assumptions used to determine benefit obligations at June 30, 2010 and 2009 follow:

	2010	2009
Discount rate	5.25%	6.25%

The discount rate used in calculating the present value of our pension plan obligations is developed based on the Citigroup Pension Discount Curve for GMI plans and the Mercer Yield Curve for the Core Metals plan and the expected cash flows of the benefit payments.

The weighted average assumptions used to determine net periodic expense (benefit) for years ended June 30, 2010, 2009, and 2008 are as follows:

	2010	2009	2008
Discount rate	5.85% - 6.25%	6.75%	6.25%
Expected return on plan assets	8.00 - 8.50	8.50	8.50

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

The Company expects to make discretionary contributions of approximately $1,197 to the plans for the year ended June 30, 2011.

The following reflects the gross benefit payments that are expected to be paid for the pension plans for the years ended June 30:

2011	$1,509
2012	1,583
2013	1,641
2014	1,646
2015	1,680
Years 2016-2020	9,483

The Company’s overall strategy is to invest in high-grade securities and other assets with a limited risk of market value fluctuation. In general, the Company’s goal is to maintain the following allocation ranges:

Equity securities	55 - 70%
Fixed income securities	30 - 40
Real estate	5 - 10

On July 1, 2009, the Company adopted the new accounting guidance on employer’s disclosures about postretirement benefit plan assets, which requires categorization of pension assets into three levels based upon the assumptions (inputs) used to price the assets. See note 22 (Fair Value Measures) for additional disclosures related to the fair value hierarchy.

The Company held no level 3 assets during the year. The fair values of the Company’s pension plan assets as of June 30, 2010 are as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
	(Level 1)	(Level 2)	Total
Cash and cash equivalents	$833	—	833
Equity securities:
Domestic equity mutual funds	6,280	—	6,280
International equity mutual funds	2,046	—	2,046
Commingled equity funds	—	2,576	2,576
Fixed income securities:
Fixed income mutual funds	5,205	—	5,205
Commingled fixed income funds	—	1,553	1,553
Real estate mutual funds	756	—	756
	$15,120	4,129	19,249

b.  Other Benefit Plans

The Company administers healthcare benefits for certain retired employees through a separate welfare plan requiring reimbursement from the retirees.

The Company’s subsidiary, GMI, provides two defined contribution plans (401(k) plans) that allow for employee contributions on a pretax basis. During fiscal year 2008, the Company agreed to match 25% of participants’ contributions up to a maximum of 6% of compensation. Company matching contributions for the years ended June 30, 2010, 2009, and 2008 were $223, $231, and $114, respectively. Additionally, subsequent to the acquisition of Core Metals as discussed in note 3 (Business Acquisitions and Divestitures), the Company began sponsoring the Core Metals defined contribution plan. Under the plan the Company may make discretionary payments to salaried and non-union participants in the form of profit sharing and matching funds. Company matching contributions for the year ended June 30, 2010 were $26.

Other benefit plans offered by the Company include a Section 125 cafeteria plan for the pretax payment of healthcare costs and flexible spending arrangements.

(17)  Income Taxes

The sources of income (loss) before provision for income taxes and (income) losses attributable to noncontrolling interest for the years ended June 30, 2010, 2009, and 2008 were as follows:

	2010	2009	2008
U.S. operations	$21,865	(55,448)	28,061
Non-U.S. operations	32,942	21,673	23,617
Total	$54,807	(33,775)	51,678

The components of current and deferred income tax expense are as follows:

	2010	2009	2008
Current:
Federal	$10,471	(43)	9,038
State	2,686	1,407	1,677
Foreign	14,446	6,710	2,798
Total current	27,603	8,074	13,513

Deferred:
Federal	(3,745)	(311)	(106)
State	(3,315)	1,556	109
Foreign	(4)	2,290	2,420
Total deferred	(7,064)	3,535	2,423
Total provision for income taxes	$20,539	11,609	15,936

The following is a reconciliation, stated in percentage, of the U.S. statutory federal income tax rate to our effective tax rate for the years ended June 30, 2010, 2009, and 2008:

	2010	2009	2008

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(3.6)	(5.7)	2.3
Goodwill impairment	—	(59.7)	—
Foreign tax holiday and rate differential	2.3	3.5	(6.3)
Change in valuation allowance	5.5	(6.7)	—
Other items	(1.7)	(0.8)	(0.2)
Effective tax rate	37.5%	(34.4)%	30.8%

The Company’s effective state tax rate for fiscal year 2010 reflects the benefit associated with the recording of certain state tax credits arising from the reopening of our Niagara Falls, New York plant and other state tax adjustments totaling $1,855, which were entirely recorded in the fourth quarter of the year ended June 30, 2010, but related to our prior years' operations. The Company sold its Brazilian operations in the second quarter, and incurred a Brazilian tax of $9,395 on the associated gain. Prior to the sale, the Company operated under a tax holiday in Brazil, which taxed the Company’s manufacturing income at the preferential rate of 15.25% compared to a statutory rate of 34%. The Company currently operates under a tax holiday in Argentina, where the Company’s manufacturing income is taxed at a preferential rate, which varies based on production levels from the Company’s Argentine facilities, compared to a statutory rate of 35%. The tax holiday in Argentina expires in 2012. For the year ended June 30, 2010, the foreign tax holidays in Argentina and Brazil provided a decrease of $701 to net income attributable to common stock and decrease of $0.01 to net income per common share. For the year ended June 30, 2009, the foreign tax holidays in Brazil and Argentina provided a benefit of $1,835 to net loss attributable to common stock and $0.03 to loss per common share. In comparison, consolidated net income attributable to common stock would have decreased by $3,307 for the year ended June 30, 2008. Basic and diluted earnings per common share for the year ended June 30, 2008 would have been reduced by $0.06 and $0.05 per common share, respectively.

In connection with the Dow Corning transactions discussed in note 3 (Business Combinations and Divestitures), the Company recorded a provision for income taxes of $26,575, which included a change in deferred tax liabilities of $2,073, and was reflected in additional paid-in capital, consistent with the accounting treatment for the transactions.

Significant components of the Company’s deferred tax assets and deferred tax liabilities at June 30, 2010 and 2009 consist of the following:

	2010	2009
Deferred tax assets:
Inventories	$2,418	834
Accounts receivable	470	695
Accruals	5,434	6,184
Deferred Revenue	3,857	3,857
Net operating losses and other carryforwards	23,369	46,854
Other assets	443	795
Share-based compensation	7,465	5,378
Gross deferred tax assets	43,456	64,597
Valuation allowance	(13,497)	(41,302)
Net deferred tax assets	29,959	23,295
Deferred tax liabilities:
Fixed assets	(31,772)	(35,734)
Prepaid expenses	(850)	(683)
Intangibles	(722)	(301)
Investments	—	(641)
Total deferred tax liabilities	(33,344)	(37,359)
Net deferred tax liabilities	$(3,385)	(14,064)

During the year ended June 30, 2007, the Company adopted a policy of permanent reinvestment of earnings from foreign subsidiaries in accordance with ASC 740-30 (formerly “APB 23”). Accordingly, the Company does not provide for U.S. taxes relating to undistributed earnings or losses of its foreign subsidiaries.

The Company has tax benefits for net operating loss carry forwards (NOLs), a portion of which are subject to the U.S. Internal Revenue Code Section 382 limitation, which expire at various dates in the future. The Company’s NOLs and expiration dates at June 30, 2010 are as follows:

	Amount	Expires
Federal	$31,352	2024 through 2028
State	163,468	2011 through 2030
Foreign	21,072	2011 through 2019

The state deferred tax asset before any valuation allowance related to the NOLs disclosed above is $2,135. Foreign deferred taxes at June 30, 2010 reflect a decrease for prior year currency fluctuations totaling $1,181, which were entirely recorded in the fourth quarter of the year ended June 30, 2010, and reflected in the statement of operations as a foreign exchange gain.

The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. For the year ended June 30, 2010, the decrease in the valuation allowance of $27,805 was primarily due to the Company’s sale of its Brazilian manufacturing operations.

The total valuation allowance at June 30, 2010 and 2009 is $13,497 and $41,302, respectively, and consists of the following:

	2010	2009
Federal NOLs	$3,848	3,848
State NOLs	1,055	2,819
Foreign NOLs	5,781	34,083
Federal credits	463	461
State credits	2,350	—
Capital loss carryover	—	91

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. The Company’s principal jurisdictions include the U.S., Brazil, Argentina, and China. A number of years may elapse before a tax return is audited and finally resolved. The number of open tax years subject to examination varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions and the related open tax years subject to examination are as follows: the U.S. from 2007 to present, Argentina from 2005 to present, Brazil from 2005 to present, and China from 2007 to present.

General accounting principles relating to uncertain income tax positions prescribe a minimum recognition threshold a tax position is required to meet before being recognized, and provides guidance on the derecognition, measurement, classification and disclosure relating to income taxes. The following is a tabular reconciliation of the total amount of unrecognized tax benefits for the year, excluding interest and penalties:

	2010	2009
Balance at the beginning of the year	$—	—
Additions for prior year tax positions	2,039	—
Balance at the end of the year	$2,039	—

The Company has elected to include interest and penalties in its income tax expense. Related to the unrecognized tax benefits noted above, we have recognized a liability for interest and penalties of $336 and $0, for the years ended June 30, 2010 and June 30, 2009, respectively. For the years ended June 30, 2010, 2009 and 2008, we recognized $268, $0 and $0, respectively, of interest and penalties in income tax benefit/provision. The Company believes that it is reasonably possible that approximately $1,410 of its currently remaining unrecognized tax positions may be recognized within the next twelve months. The portion of the total amount of uncertain tax positions as of June 30, 2010 that would, if recognized, impact the effective tax rate was $629 and $0 as of June 30, 2010 and June 30, 2009, respectively.

(18)  Commitments and Contingencies

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

b.  Environmental Contingencies

It is the Company’s policy to accrue for costs associated with environmental assessments, remedial efforts, or other environmental liabilities when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. When a liability for environmental remediation is recorded, such amounts will be recorded without giving effect to any possible future recoveries. At June 30, 2010, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

c.  Employee Contracts

As of June 30, 2010, we have 1,136 employees. The Company’s total employees consist of 464 salaried employees and 672 hourly employees, and include 469 unionized employees. 41.3% of the workforce is covered by collective bargaining agreements and 30.3% of the workforce is covered by collective bargaining agreements expiring within one year of June 30, 2010. Collective bargaining agreements associated with 65 unionized employees, which were set to expire within one year of June 30, 2010, have been renegotiated after June 30, 2010.

d.  Power Commitments

Electric power is a major cost of the Company’s production process as large amounts of electricity are required to operate arc furnaces. A summary of electric power commitments follows:

Facility	Supplier	Terms	Price Structure	Capacity

Alloy, West Virginia	Appalachian Power	Through October 30, 2012, 1-year termination notice	Published tariff rate	110 MW interruptible
Alloy, West Virginia	Brookfield Power	Through December 31, 2021	Fixed rate	100 MW (hydro power)
Beverly, Ohio	American Electric Power	Evergreen, 1-year termination notice	Published tariff rate	2.5 MW firm 85 MW interruptible
Niagara Falls, New York	Niagara Mohawk Power Corp.	Five years from date of initial delivery	Based on the EP and RP commodity agreement	32.6 MW replacement 7.3 MW expansion
Selma, Alabama	Alabama Power	Evergreen, 1-year termination notice	Published tariff rate	2.15 MW firm 40.85 MW interruptible
Mendoza, Argentina	EDEMSA	Through October 31, 2009	Specified discount from established price	24 MW firm 2.5 MW interruptible
Bridgeport, Alabama	Tennessee Valley Authority	Through April 30, 2020, 2-year termination notice	Fixed rate, reset annually	10MW firm 30MW interruptible

On May 20, 2008, Empire State Development and New York Power Authority announced that hydropower from the Niagara Power Project would be supplied to the Company, which enabled it to reopen and expand its previously idle manufacturing facility in Niagara Falls, New York. On January 30, 2009, the Company entered into a commodity purchase agreement with New York Power Authority and Niagara Mohawk Power Corporation where the Company is supplied up to a maximum of 40,000 kW of hydropower from the Niagara Power Project to operate its Niagara Falls facility. The hydropower is supplied at preferential power rates plus market-based delivery charges for a period of up to 5 years. Under the terms of the contract, the Company has committed to specified employment levels and a $60,000 capital expansion program, which, if not met, could reduce the Company’s power allocation from the Niagara Power Project. As of June 30, 2010, the Company has spent approximately $31,000 related to the capital expansion of our Niagara Falls facility.

e.  Joint Development Supply Agreement

On April 24, 2008, the Company’s subsidiaries, Solsil and GMI, entered into a technology license, joint development and supply agreement with BP Solar International Inc. (BP Solar) for the sale of solar grade silicon. As part of this agreement, BP Solar paid Solsil $10,000 as an advance for research and development services and facilities construction. This amount would be refundable to BP Solar if the Company cancels, terminates, or fails to perform under certain terms of the agreement, including lack of performance of research and development services or facilities construction. Revenue associated with facilities construction will be deferred until specified contract milestones have been achieved, less any penalties resulting from construction delays. Revenue associated with research and development services will be deferred until these services are successful in reducing manufacturing costs and then recognized ratably as product is delivered to BP Solar. If research and development services are performed, but are unsuccessful, revenue will be deferred until contract expiration and then recognized. No revenue associated with this agreement has been recognized in earnings as of June 30, 2010 in accordance with ASC 605.25.

f.  Operating Lease Commitments

The Company leases certain machinery and equipment, automobiles, railcars and office space. For the years ended June 30, 2010, 2009, and 2008, lease expense was $2,191, $2,489, and $2,107, respectively.

Minimum rental commitments under noncancelable operating leases outstanding at June 30, 2010 for the fiscal years of 2011 onward are as follows:

2011	2012	2013	2014	2015	Thereafter
$2,444	2,208	1,956	1,371	759	181

g.  Purchase Commitments

The Company has entered into agreements to purchase raw materials utilized in its manufacturing process. Under these contracts, the Company has minimum purchase commitments through calendar 2015. Minimum purchase commitments under these agreements for the fiscal years of 2011 onward are as follows:

2011	2012	2013	2014	2015	Thereafter
$28,705	25,815	21,955	22,613	23,292	11,818

For the years ended June 30, 2010, 2009 and 2008, purchases under these contracts totaled $8,028, $8,475, and $5,281, respectively.

h.  Deferred Revenue

In January 2009, the Company entered into a warehousing arrangement with a customer whereby we agreed to deliver and store uncrushed silicon metal based on the customer’s purchase instructions. The customer is required to pay for delivered material within 30 days from the date the material is placed in our warehouse. Further, the customer is required to pay a monthly storage fee based on the quantity stored. As the arrangement does not meet the revenue recognition criteria contained in ASC 605 given the Company has remaining, specific performance obligations such that the earnings process is not complete, no revenue will be recognized for silicon metal stored under this warehousing arrangement. Revenue is recognized when the remaining, specific performance obligations have been performed and delivery has occurred. As of June 30, 2010, all material previously stored under the warehousing arrangement was delivered to the customer and all remaining performance obligations were met. Accordingly, there are no deferred revenues associated with this agreement at June 30, 2010. A liability of $9,580 for deferred revenue associated with this agreement was recorded in accrued expenses and other current liabilities at June 30, 2009.

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

Prior to the expiration date, the Company received exercise notifications from the holders of substantially all of the outstanding warrants and UPOs. The holders of the UPOs exercising their UPOs also immediately exercised the warrants issuable upon the exercise of their UPOs. As a result of all of these exercises, the Company issued 1,775,933 shares of common stock to the former holders of the warrants and UPOs, and no warrants or UPOs remain outstanding at June 30, 2010. The Company received $1,497 in cash with respect to these exercises, and the remainder of the shares were issued on a net, cashless basis. The sales and issuances of shares pursuant to the warrant and UPO exercises were deemed to be exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) pertaining to private offers and sales or Regulation S pertaining to foreign offers and sales.

The Company has accounted for all warrant transactions as a component of stockholders’ equity.

c.  Share Repurchase Program

In December 2008, the Company’s board of directors approved a share repurchase program that authorized the Company to repurchase up to $25,000 of the Company’s common stock during the ensuing six months. The program did not obligate the Company to acquire any particular amount of shares. 1,000 shares were repurchased at $4.00 per share under this program.

d.  Noncontrolling Interest

As discussed in note 3, in connection with our adoption of ASC 810.10.05 and ASC 815.40, the Company reclassified the fair value of the Yonvey call option liability at June 30, 2009 of $1,072 from other long-term liabilities to noncontrolling interest in stockholders’ equity.

As discussed in note 3, the Company recorded an increase in noncontrolling interest of $27,012 in association with the sale of a 49% membership interest in WVA LLC on November 5, 2009.

(20)  Earnings (Loss) Per Share

Basic earnings (loss) per common share are calculated based on the weighted average number of common shares outstanding during the years ended June 30, 2010, 2009, and 2008, respectively. Diluted earnings (loss) per common share assumes the exercise of stock options, the conversion of warrants, and the exercise of UPOs, provided in each case the effect is dilutive.

The reconciliation of the amounts used to compute basic and diluted earnings (loss) per common share for the years ended June 30, 2010, 2009, and 2008 is as follows:

	2010	2009	2008
Basic earnings (loss) per share computation
Numerator:
Net income (loss) attributable to Globe Specialty Metals, Inc.	$34,101	(41,981)	36,463
Denominator:
Weighted average basic shares outstanding	73,511,696	64,361,828	58,982,325
Basic earnings (loss) per common share	$0.46	(0.65)	0.62
Diluted earnings (loss) per share computation
Numerator:
Net income (loss) attributable to Globe Specialty Metals, Inc.	$34,101	(41,981)	36,463
Denominator:
Weighted average basic shares outstanding	73,511,696	64,361,828	58,982,325
Effect of dilutive securities	1,258,451	—	13,971,532
Weighted average diluted shares outstanding	74,770,147	64,361,828	72,953,857
Diluted earnings (loss) per common share	$0.46	(0.65)	0.50

The following potential common shares were excluded from the calculation of diluted earnings per common share because their effect would be anti-dilutive:

	2010	2009	2008
Stock options	160,000	4,315,000	295,000
Warrants	—	201,453	—
UPOs	—	3,976,242	—
Total	160,000	8,492,695	295,000

(21)  Share-Based Compensation

The Company’s share-based compensation program consists of the Globe Specialty Metals, Inc. 2006 Employee, Director and Consultant Stock Plan (the Stock Plan), which was approved by the Company’s stockholders on November 10, 2006. The Stock Plan provides for the issuance of a maximum of 5,000,000 shares of common stock for the granting of incentive stock options, nonqualified options, stock grants, and share-based awards. Any remaining shares available for grant, but not yet granted, will be carried over and used in the following fiscal years. During the years ended June 30, 2010, 2009, and 2008 share-based compensation awards were limited to the issuance of nonqualified stock options and 3,081 common stock grants.

On April 30, 2009, the Company’s board of directors approved modifications to the terms of 1,037,000 outstanding stock options. The modifications reduced the exercise price of these options to $4.00 per common share, and amended the vesting period of the awards. The modified awards vest and become exercisable in equal one-quarter increments every six months from the date of modification.

At June 30, 2010, there were 631,919 shares available for grant. 3,533,500 outstanding incentive stock options vest and become exercisable in equal one-quarter increments every six months from the date of grant or date of modification. 810,000 option grants, of which 98,558 were exercised during fiscal year 2010, vest and become exercisable in equal one-third increments on the first, second, and third anniversaries of the date of grant. 21,500 option grants and 3,081 common stock grants were issued as immediately vested at the date of grant. All option grants have maximum contractual terms ranging from 5 to 10 years.

A summary of the changes in options outstanding under the Stock Plan for the years ended June 30, 2010, 2009, and 2008 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term in Years	Value
Outstanding as of June 30, 2007	1,220,000	$7.88
Granted	415,000	29.86
Exercised	—	—
Forfeited and expired	—	—
Outstanding as of June 30, 2008	1,635,000	$13.46	5.52	$30,305

Outstanding as of June 30, 2008	1,635,000	$13.46
Granted	2,746,000	5.10
Exercised	—	—
Forfeited and expired	(66,000)	20.84
Outstanding as of June 30, 2009	4,315,000	$5.12	4.83	$5,095

Outstanding as of June 30, 2009	4,315,000	$5.12
Granted	60,000	11.40
Exercised	(98,558)	6.25
Forfeited and expired	(10,000)	4.00
Outstanding as of June 30, 2010	4,266,442	$5.18	3.89	$23,509

Exercisable as of June 30, 2010	2,408,775	$5.30	3.81	$12,486

The weighted average grant date fair value of stock options granted during the years ended June 30, 2010, 2009, and 2008 was $4.46, $2.05, and $8.32, respectively. The weighted average per share fair value of stock option grants outstanding at June 30, 2010 is $3.89.

A summary of the Company’s nonvested options as of June 30, 2010, and changes during the year ended June 30, 2010 is presented below:

		Weighted-Average
	Number of	Grant-Date Fair
	Options	Value, as Modified
Nonvested as of June 30, 2009	3,785,001	$1.63
Granted	60,000	4.46
Vested	(1,977,334)	1.61
Forfeited and expired	(10,000)	1.48
Nonvested as of June 30, 2010	1,857,667	$1.74

The Company estimates the fair value of grants using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of stock option awards granted during the years ended June 30, 2010, 2009, and 2008:

	2010	2009	2008
Risk-free interest rate	1.26% to 1.54%	1.37% to 3.47%	2.87% to 3.87%
Expected dividend yield	—	—	—
Expected volatility	69.10 to 75.20	50.00 to 67.70	43.00
Expected forfeiture rate	—	—	—
Expected term (years)	2.50 to 3.43	3.13 to 6.25	4.00 to 6.50

The following assumptions were used to estimate the fair value of stock option awards modified on April 30, 2009:

Risk-free interest rate	1.45%
Expected dividend yield	—
Expected volatility	67.40%
Expected forfeiture rate	—
Expected term (years)	3.13

The risk-free interest rate is based on the yield of zero coupon U.S. Treasury bonds with terms similar to the expected term of the options. The expected dividend yield for grants prior to June 30, 2010 was zero as we did not pay dividends to the Company’s common stockholders and did not anticipate doing so. Since there is limited historical trading data related to the Company’s common stock, the expected volatility over the term of the options is estimated using the historical volatilities of similar companies. Given that the options granted are under a new plan and there is relatively no historical data, the expected forfeiture rate is zero, and the expected term is the average of the vesting period and contractual term.

The weighted average per share fair value of stock option grants outstanding at June 30, 2010, 2009, and 2008 was $3.89, $4.13, and $12.59, respectively.

For the years ended June 30, 2010, 2009, and 2008, share-based compensation expense was $5,712 ($3,082 after tax), $6,395 ($3,449 after tax), and $8,176 ($4,413 after tax), respectively. The expense is reported within selling, general, and administrative expenses.

As of June 30, 2010, the Company has unearned compensation expense of $4,217, before income taxes, related to nonvested stock option awards. The unrecognized compensation expense is expected to be recognized over the following periods ending on June 30:

	2011	2012	2013	2014	2015
Share-based compensation (pretax)	$4,102	113	2	—	—

The total fair value of shares vested during the years ended June 30, 2010, 2009, and 2008 was $10,323, $2,488, and $6,206, respectively. As previously mentioned, certain outstanding stock option grants were modified on April 30, 2009. As a result, the vesting period on the modified awards was reset, and certain formerly vested options are no longer vested.

It is the Company’s policy to issue new shares to satisfy the requirements of its share-based compensation plan. The Company does not expect to repurchase shares in the future to support its share-based compensation plan.

(22)  Fair Value Measures

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

The Company does not have any assets that are required to be remeasured at fair value at June 30, 2010. The following table summarizes liabilities measured at fair value on a recurring basis at June 30, 2010:

	Total	Level 1	Level 2	Level 3
Interest rate derivatives	$476	—	476	—
Foreign exchange forward contracts	77	—	77	—
Power hedge	243	—	243	—
Total	$796	—	796	—

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2009:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts	$3,243	—	3,243	—
Available-for-sale securities	273	273	—	—
Total	$3,516	273	3,243	—

Liabilities
Interest rate derivatives	$227	—	227	—
Yonvey call option	1,072	—	—	1,072
Total	$1,299	—	227	1,072

Derivative assets and liabilities relate to the interest rate cap and interest rate swap agreements, the foreign exchange forward contracts, and power hedge agreement summarized in note 15 (Derivative Instruments). Fair values are determined by independent brokers using quantitative models based on readily observable market data. See note 12 (Debt) for information regarding the fair value of our outstanding debt.

Available-for-sale securities relate to investments in equity securities. Their fair values were determined based on quoted market prices.

The Yonvey call option is summarized in note 3 (Business Combinations and Divestitures). Fair value was determined using a binomial model based on the purchase price for our Yonvey ownership interest, as well as management assumptions. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds with a term similar to the term of the option. Since there was no historical trading data related to Yonvey’s common stock, and there was limited trading data related to the Company’s common stock, the expected volatility over the term of the option was estimated using the historical volatilities of similar companies.

In connection with our adoption of ASC 810.10.05 and ASC 815.40, the Yonvey call option, previously included as a Level 3 liability, was reclassified to noncontrolling interest in stockholders’ equity. See note 19 (Stockholders’ Equity) for additional information.

(23)  Related Party Transactions

From time to time, the Company enters into transactions in the normal course of business with related parties. Management believes that such transactions are at arm’s length and for terms that would have been obtained from unaffiliated third parties.

A current and a former member of the board of directors are affiliated with Marco International and Marco Realty. During the years ended June 30, 2010, 2009, and 2008, the Company:

•	Paid Marco Realty $166, $207, and $160, respectively, to rent office space for its corporate headquarters in New York City, New York.

•
Entered into agreements with Marco International to purchase graphitized carbon electrodes. Marco International billed $21,962, $0, and $9,133, respectively, under these agreements. At June 30, 2010 and 2009, payables to Marco International under these agreements totaled $8,162 and $0, respectively.

•	Entered into an agreement to sell ferrosilicon to Marco International. Net sales were $590, $1,286, and $0, respectively, under this agreement.

•	Entered into agreements to purchase sodium carbonate from Marco International. Purchases under this agreement totaled $0, $126, and $0, respectively.

•
Entered into agreements to sell calcium silicon powder to Marco International. Under certain agreements, Marco International agreed to pay 80% of the price in advance in return for interest at LIBOR plus 5.0%. Interest was payable until Marco International was paid by its customer. Sales under these agreements totaled $0, $0, and $1,152, respectively.

The Company is affiliated with Norchem through its 50.0% equity interest. During the years ended June 30, 2010, 2009, and 2008, the Company sold Norchem product valued at $4,065, $3,531, and $4,041, respectively. At June 30, 2010 and 2009, receivables from Norchem totaled $747 and $191, respectively.

Certain entities of the D.E. Shaw group are stockholders of the Company. The Company had outstanding financing arrangements totaling $17,000 with certain entities of the D.E. Shaw group at June 30, 2008. The notes were paid in full in September 2008. Interest expense on these financing arrangements totaled $0, $389, and $1,975 during the years ended June 30, 2010, 2009, and 2008, respectively.

Solsil had outstanding loans with D.E. Shaw and Plainfield Direct, Inc., stockholders of the Company, totaling $1,500, with interest payable at LIBOR plus 3% and due on October 24, 2008. In October 2008, the loans were converted to equity. See note 3 (Business Combinations and Divestitures).

Prior to our Yonvey business combination, Yonvey’s predecessor had entered into a lending agreement with the remaining minority stockholder. At June 30, 2010 and 2009, $849 and $829, respectively, remained payable to Yonvey from this related party.

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

•
Other — operations that do not fit into the above reportable segments and are immaterial for purposes of separate disclosure. The operating segments include Yonvey’s electrode production operations and certain other distribution operations for the sale of silicon metal and silicon-based alloys.

Each of our reportable segments distributes its products in both its country of domicile, as well as to other international customers. The following presents the Company’s consolidated net sales by product line for the years ended:

	2010	2009	2008
Silicon metal	$296,763	257,571	329,279
Silicon-based alloys	148,092	141,356	105,326
Other, primarily by-products	27,803	27,364	18,034
Total	$472,658	426,291	452,639

a.  Segment Data

Summarized financial information for our reportable segments as of, and for, the years ended June 30, 2010, 2009, and 2008 are shown in the following tables:

	2010
	Net Sales	Depreciation and Amortization	Operating Income (Loss)	Interest Income	Interest Expense (1)	Income (Loss) Before Income Taxes	Total Assets	Capital Expenditures
GMI	$358,279	15,812	41,126	42	2,368	39,107	324,680	18,971
Globe Metais	62,126	776	5,263	178	525	8,579	8,192	208
Globe Metales	48,959	1,820	10,073	-	1,090	10,069	71,790	996
Solsil	20	508	(1,375)	-	30	(1,405)	30,526	(1,410)
Corporate	-	122	2,815	619	317	2,836	415,184	1,273
Other	12,557	1,634	(4,273)	6	569	(5,036)	41,508	2,863
Eliminations	(9,283)	-	657	(527)	(527)	657	(284,735)	-
	$472,658	20,672	54,286	318	4,372	54,807	607,145	22,901

	2009
	Net Sales	Depreciation and Amortization	Operating Income (Loss)	Interest Income	Interest Expense (1)	Income (Loss) Before Income Taxes	Total Assets	Capital Expenditures
GMI	$277,466	12,300	47,347	60	2,688	46,627	230,463	29,424
Globe Metais	95,096	2,588	14,602	470	2,061	15,065	74,975	3,466
Globe Metales	50,731	2,401	14,949	-	1,456	13,998	64,064	481
Solsil	2,202	1,171	(79,797)	-	(154)	(79,643)	31,834	11,244
Corporate	-	38	(21,397)	477	334	(20,771)	287,995	138
Other	18,140	1,309	(6,386)	3	843	(6,857)	39,844	6,684
Eliminations	(17,344)	-	(2,194)	(281)	(281)	(2,194)	(255,895)	-
	$426,291	19,807	(32,876)	729	6,947	(33,775)	473,280	51,437

	2008
	Net Sales	Depreciation and Amortization	Operating Income (Loss)	Interest Income	Interest Expense (1)	Income (Loss) Before Income Taxes	Total Assets	Capital Expenditures
GMI	$308,074	11,881	45,344	15	5,428	41,277	208,616	11,152
Globe Metais	108,218	4,530	23,386	600	3,825	21,664	85,558	3,737
Globe Metales	42,090	2,110	4,970	6	1,634	2,974	61,066	3,177
Solsil	1,532	599	(2,853)	22	64	(2,895)	99,122	3,491
Corporate	-	-	(12,760)	3,975	481	(10,014)	295,498	72
Other	7,071	219	(697)	2	214	(901)	29,472	728
Eliminations	(14,346)	-	(427)	(1,994)	(1,994)	(427)	(231,158)	-
	$452,639	19,339	56,963	2,626	9,652	51,678	548,174	22,357

1 — Net of capitalized interest.

The accounting policies of our operating segments are the same as those disclosed in note 2 (Summary of Significant Accounting Policies). We evaluate segment performance principally based on operating income (loss). Intersegment net sales are not material.

b.  Geographic Data

Net sales are attributed to geographic regions based upon the location of the selling unit. Net sales by geographic region for the years ended June 30, 2010, 2009, and 2008 consist of the following:

	2010	2009	2008
United States	$407,455	331,095	361,127
Argentina	42,101	41,045	35,281
Brazil	12,820	42,923	49,497
China	592	3,602	569
Poland	9,690	7,626	6,165
Total	$472,658	426,291	452,639

Long-lived assets by geographical region at June 30, 2010, 2009, and 2008 consist of the following:

	2010	2009	2008
United States	$211,876	180,392	221,854
Argentina	31,665	32,515	34,435
Brazil	-	29,760	29,679
China	27,428	27,060	17,996
Poland	800	839	836
Total	$271,769	270,566	304,800

Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation and amortization, and goodwill and other intangible assets.

c.  Major Customer Data

The following is a summary of the Company’s major customers and their respective percentages of consolidated net sales for the years ended June 30, 2010, 2009, and 2008:

	2010	2009	2008
Dow Corning	30%	18%	15%
Wacker Chemie AG	13	11	9
All other customers	57	71	76
Total	100%	100%	100%

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

(25)  Parent Company Condensed Financial Information

As discussed in note 12 (Debt), certain of the Company’s subsidiaries have long-term debt outstanding as of June 30, 2010 and 2009, which places restrictions on dividend and other equity distributions. As their restricted net assets represent a significant portion of the Company’s consolidated net assets, and the Company has guaranteed certain obligations of its operating subsidiaries, the Company is presenting the following parent company only condensed financial information:

GLOBE SPECIALTY METALS, INC.
(Parent Company Only)
Condensed Balance Sheets
June 30, 2010 and 2009

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$72,491	29,588
Due from affiliates	13,470	2,444
Prepaid expenses and other current assets	14,670	9,823
Total current assets	100,631	41,855
Property, plant, and equipment, net of accumulated depreciation and amortization	1,370	172
Investments in affiliates	359,719	278,105
Deferred tax assets	7,657	5,404
Due from affliliates	11,568	-
Other assets	520	1,008
Total assets	$481,465	326,544
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$281	64
Due to affiliates	11,501	8,378
Accrued expenses and other current liabilities	6,893	3,391
Total current liabilities	18,675	11,833
Long-term liabilities:
Other long-term liabilities	3,961	3,359
Total liabilities	22,636	15,192
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares; issued, 74,421,826 and 66,944,254 shares at June 30, 2010 and 2009, respectively	7	7
Additional paid-in capital	390,354	303,364
Retained earnings	38,761	4,660
Accumulated other comprehensive loss	(4,438)	(3,644)
Treasury stock at cost, 1,000 shares at both June 30, 2010 and 2009	(4)	(4)
Total Globe Specialty Metals, Inc. stockholders' equity	424,680	304,383
Noncontrolling interest	34,149	6,969
Total stockholders’ equity	458,829	311,352
Total liabilities and stockholders’ equity	$481,465	326,544

GLOBE SPECIALTY METALS, INC.
(Parent Company Only)
Condensed Statements of Operations
Years ended June 30, 2010, 2009, and 2008

	2010	2009	2008
Equity in income (loss) from operating subsidiaries, net of tax	$50,929	(43,842)	46,961
Dividend income from operating subsidiaries	5,895	12,769	-
Selling, general, and administrative expenses	(18,393)	(22,786)	(17,588)
Restructuring charges	-	(95)	-
Interest income	540	224	2,012
Interest expense	(317)	(334)	(481)
Foreign exchange (loss) gain	(284)	644	(767)
Other income	33	18	-
Income (loss) before (provision for) benefit from income taxes	38,403	(53,402)	30,137
(Provision for) benefit from income taxes	(4,135)	8,018	5,605
Net income (loss)	34,268	(45,384)	35,742
(Income) losses attributable to noncontrolling interest, net of tax	(167)	3,403	721
Net income (loss) attributable to Globe Specialty Metals, Inc.	$34,101	(41,981)	36,463

GLOBE SPECIALTY METALS, INC.
(Parent Company Only)
Condensed Statements of Cash Flows
Years ended June 30, 2010, 2009, and 2008

	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$34,268	(45,384)	35,742
Adjustments to reconcile net income (loss) income to net cash (used in) provided by operating activities:
Equity in (income) loss from operating subsidiaries	(50,929)	43,842	(46,961)
Depreciation and amortization	122	38	-
Share-based compensation	5,712	6,395	8,176
Deferred taxes	(1,188)	(3,174)	(3,099)
Changes in operating assets and liabilities:
Due from affiliates	(11,474)	(2,392)	19,610
Prepaid expenses and other current assets	(3,028)	(5,336)	(3,040)
Accounts payable	157	(937)	990
Due to affiliates	3,123	4,443	3,745
Accrued expenses and other current liabilities	(661)	1,315	861
Other operating cash flows	(28,757)	2,142	1,087
Net cash (used in) provided by operating activities	(52,655)	952	17,111
Cash flows from investing activities:
Capital expenditures	(1,273)	(138)	(72)
Sale of businesses	77,691	-	-
Acquisition of businesses	(54,957)	-	(3,742)
Held-to-maturity treasury securities	-	2,987	(2,987)
Net investments in operating subsidiaries	(49,882)	(32,466)	(4,302)
Loans to operating subsidiaries	(11,120)	-	-
Notes receivable from Solsil, Inc.	-	-	(1,500)
Other investing activities	-	-	(34)
Net cash used in investing activities	(39,541)	(29,617)	(12,637)
Cash flows from financing activities:
Sale of noncontrolling interest	97,917	-	-
Sale of common stock	36,456	-	-
Proceeds from warrants exercised	1,287	833	3,497
Proceeds from UPOs exercised	210	-	-
Proceeds from stock option exercises	616	-	-
Other financing activities	(1,387)	(1,185)	(1,393)
Net cash provided by (used in) financing activities	135,099	(352)	2,104
Net increase (decrease) in cash and cash equivalents	42,903	(29,017)	6,578
Cash and cash equivalents at beginning of year	29,588	58,605	52,027
Cash and cash equivalents at end of year	$72,491	29,588	58,605

(26)	Subsequent Events

On September 16, 2010, the Company’s board of directors approved a dividend of $0.15 per common share. The dividend is payable October 29, 2010, to stockholders of record as of October 15, 2010.

The Company has evaluated subsequent events through the date these financial statements were issued.

(27)	Unaudited Quarterly Results

Unaudited quarterly results for the years ended June 30, 2010 and 2009 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Unaudited)
2010:
Net sales	$105,458	108,278	112,486	146,436
Operating income	12,326	30,466	3,307	8,187
Net income attributable to Globe Specialty Metals, Inc.	8,442	18,534	516	6,609
Basic earnings per common share	0.12	0.25	0.01	0.09
Diluted earnings per common share	0.12	0.25	0.01	0.09

2009:
Net sales	$149,157	119,307	76,146	81,681
Operating income (loss)	27,394	(62,161)	975	916
Net income (loss) attributable to Globe Specialty Metals, Inc.	16,965	(61,521)	937	1,638
Basic earnings (loss) per common share	0.27	(0.97)	0.01	0.02
Diluted earnings (loss) per common share	0.20	(0.97)	0.01	0.02

Exhibit Index

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of January 8, 2008, by and among GSM, Solsil Acquisition Corp. and Solsil**
2.2	Amendment to Agreement and Plan of Merger, dated as of February 29, 2008, by and among GSM, Solsil Acquisition Corp., Solsil and the Representatives named therein**
2.3	Purchase Agreement, dated as of November 5, 2009, by and between Dow Corning Corporation and GSM*****
2.4	Purchase and Sale Agreement dated as of March 26, 2010, by and among Globe Metals Enterprises, Inc., Core Metals Group Holdings LLC and each of the Sellers named therein******
3.1	Amended and Restated Certificate of Incorporation*
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation*
3.3	Amended and Restated Bylaws**
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
10.13
Amended and Restated Limited Liability Company Agreement of WVA Manufacturing, LLC, dated as of November 5, 2009, by and among WVA Manufacturing, LLC, GSM, GSM Alloys I, Inc., GSM Alloys II, Inc., Dow Corning Enterprises, Inc. and Dow Corning Corporation.*****

10.14	Output and Supply Agreement, dated as of November 5, 2009, by and among WVA Manufacturing, LLC, Dow Corning Corporation, Globe Metallurgical Inc., and GSM.*****
10.15	2010 Annual Executive Bonus Plan†
21.1	Subsidiaries†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

________________

†	Filed herewith.

*	Incorporated by reference to the exhibit with the same designation filed with the Company’s registration statement on Form S-1 (Registration No. 333-152513) filed on July 25, 2008.

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

*****	Incorporated by reference to the exhibit with the same designation filed with the Company’s Form 8-K filed on November 12, 2009.

******	Incorporated by reference to the exhibit with the same designation filed with the Company’s Form 8-K filed on April 1, 2010.