Form 10-K/A
period 2010-06-30
GLOBE SPECIALTY METALS INC
filed 2010-10-22
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Amendment No. 1 to
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No  ☒

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (“Amended 10-K”) of Globe Specialty Metals, Inc. (“we” or “Globe”) amends our Annual Report on Form 10-K for the year ended June 30, 2010 that was filed with the Securities and Exchange Commission (“SEC”) on September 28, 2010 (“Original 10-K”). This Amended 10-K does not reflect a change in our results of operations or financial position as reported in the Original 10-K. Instead, this Amended 10-K is filed solely to add Exhibit 23.1, which was inadvertently omitted from the Original 10-K. Except as described above, no other amendments are being made to the Original 10-K. This Amended 10-K does not reflect events occurring after the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendment discussed above. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Item 15, as amended, is repeated in this Amended 10-K.

This Amended 10-K consists solely of the preceding cover page, this explanatory note, amended Item 15, the signature page, the exhibit index and the consent filed as exhibit 23.1 under amended Item 15 to this Amended 10-K.

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

10.14	Output and Supply Agreement, dated as of November 5, 2009, by and among WVA Manufacturing, LLC, Dow Corning Corporation, Globe Metallurgical Inc., and GSM.*****
10.15	2010 Annual Executive Bonus Plan†
21.1	Subsidiaries†
23.1	Consent of KPMG LLP (filed with this Amendment No. 1)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Filed with Annual Report on Form 10-K filed September 28, 2010.

*	Incorporated by reference to the exhibit with the same designation filed with the Company’s registration statement on Form S-1 (Registration No. 333-152513) filed on July 25, 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Globe Specialty Metals, Inc. (Registrant)

By:	/s/ Malcolm Appelbaum
Malcolm Appelbaum Chief Financial Officer

October 22, 2010

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

10.14	Output and Supply Agreement, dated as of November 5, 2009, by and among WVA Manufacturing, LLC, Dow Corning Corporation, Globe Metallurgical Inc., and GSM.*****
10.15	2010 Annual Executive Bonus Plan†
21.1	Subsidiaries†
23.1	Consent of KPMG LLP (filed with this Amendment No. 1)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Filed with Annual Report on Form 10-K filed September 28, 2010.

*	Incorporated by reference to the exhibit with the same designation filed with the Company’s registration statement on Form S-1 (Registration No. 333-152513) filed on July 25, 2008.

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