Form 10-K/A
period 2010-06-30
GLOBE SPECIALTY METALS INC
filed 2010-11-12
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Amendment No. 2 to
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

EXPLANATORY NOTE

We are filing this Amendment No. 2 ("Amendment No. 2") to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the "Form 10-K"), which was originally filed with the Securities and Exchange Commission on September 28, 2010 and amended on October 22, 2010 (“Amendment No. 1”). This Amendment No. 2 is being filed solely for the purpose of updating the date of the certifications set forth in Exhibits 31.1, 31.2 and 32.1.

This Amendment No. 2 amends and restates Exhibits 31.1, 31.2 and 32.1 in their entirety. No other information included in the original Form 10-K or Amendment No. 1 is amended hereby.  Accordingly, this Amendment No. 2 to our Form 10-K does not reflect events occurring after the original filing of the Form 10-K or modify or update the disclosure contained therein in any way other than as described above. This amendment should be read in conjunction with the original Form 10-K, Amendment No. 1  and our other reports filed with the Securities and Exchange Commission subsequent to the filing of our original Form 10-K, including any amendments to those filings. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Item 15, as amended, is repeated in this Amended 10-K.

This Amended 10-K consists solely of the preceding cover page, this explanatory note, amended Item 15, the signature page, the exhibit index and the certifications filed as Exhibits 31.1, 31.2 and 32.1 under amended Item 15 to this Amendment No. 2.

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

10.14	Output and Supply Agreement, dated as of November 5, 2009, by and among WVA Manufacturing, LLC, Dow Corning Corporation, Globe Metallurgical Inc., and GSM.*****
10.15	2010 Annual Executive Bonus Plan†
21.1	Subsidiaries†
23.1	Consent of KPMG LLP (filed with Amendment No. 1)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with Amendment No. 2)
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with Amendment No. 2)
32.1
Certification of the Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with Amendment No. 2)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.

Globe Specialty Metals, Inc. (Registrant)

By:	/s/ Malcolm Appelbaum
Malcolm Appelbaum Chief Financial Officer

November 12, 2010

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

10.14	Output and Supply Agreement, dated as of November 5, 2009, by and among WVA Manufacturing, LLC, Dow Corning Corporation, Globe Metallurgical Inc., and GSM.*****
10.15	2010 Annual Executive Bonus Plan†
21.1	Subsidiaries†
23.1	Consent of KPMG LLP (filed with Amendment No. 1)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with Amendment No. 2)
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with Amendment No. 2)
32.1
Certification of the Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with Amendment No. 2)

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