Form 10-Q
period 2010-09-30
GLOBE SPECIALTY METALS INC
filed 2010-11-12
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 10, 2010, the registrant had 75,126,374 shares of common stock outstanding.

Globe Specialty Metals, Inc.

		Page No.
PART I
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 6.	Exhibits	23

SIGNATURES		24
EX-10.1
EX-31.1
EX-31.2
EX-32.1

PART I

Item 1.  Financial Statements

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets
September 30, 2010 and June 30, 2010
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$159,549	157,029
Accounts receivable, net of allowance for doubtful accounts of $1,100
and $997 at September 30, 2010 and June 30, 2010, respectively	50,594	55,907
Inventories	94,780	87,163
Prepaid expenses and other current assets	24,054	23,809
Total current assets	328,977	323,908
Property, plant, and equipment, net of accumulated depreciation and amortization	224,802	219,267
Goodwill	51,988	52,025
Other intangible assets	477	477
Investments in unconsolidated affiliates	8,359	8,185
Deferred tax assets	71	71
Other assets	3,177	3,212
Total assets	$617,851	607,145
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,823	47,298
Current portion of long-term debt	10,045	10,092
Short-term debt	6,219	8,067
Dividend payable	11,269	-
Accrued expenses and other current liabilities	39,273	35,832
Total current liabilities	116,629	101,289
Long-term liabilities:
Revolving credit agreements	16,000	16,000
Long-term debt	4,814	6,920
Deferred tax liabilities	6,645	6,645
Other long-term liabilities	18,167	17,462
Total liabilities	162,255	148,316
Commitments and contingencies (note 11)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares;
issued, 74,866,374 and 74,421,826 shares at
September 30, 2010 and June 30, 2010, respectively	7	7
Additional paid-in capital	395,312	390,354
Retained earnings	29,654	38,761
Accumulated other comprehensive loss	(4,218)	(4,438)
Treasury stock at cost, 1,000 shares at September 30, 2010 and June 30, 2010	(4)	(4)
Total Globe Specialty Metals, Inc. stockholders’ equity	420,751	424,680
Noncontrolling interest	34,845	34,149
Total stockholders’ equity	455,596	458,829
Total liabilities and stockholders’ equity	$617,851	607,145

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Income Statements
Three months ended September 30, 2010 and 2009
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
Net sales	$137,352	105,458
Cost of goods sold	116,881	79,978
Selling, general, and administrative expenses	12,211	12,723
Research and development	32	38
Restructuring charges	-	(68)
Loss on sale of business	-	461
Operating income	8,228	12,326
Other income (expense):
Interest income	35	136
Interest expense, net of capitalized interest	(983)	(1,318)
Foreign exchange (loss) gain	(296)	2,415
Other income (loss)	228	(7)
Income before provision for income taxes	7,212	13,552
Provision for income taxes	4,354	5,383
Net income	2,858	8,169
(Income) losses attributable to noncontrolling interest, net of tax	(696)	273
Net income attributable to Globe Specialty Metals, Inc.	$2,162	8,442
Weighted average shares outstanding:
Basic	74,580	71,115
Diluted	76,121	72,543
Earnings per common share:
Basic	$0.03	0.12
Diluted	0.03	0.12

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity
Three months ended September 30, 2010
(In thousands)
(Unaudited)

	Globe Specialty Metals, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other	Treasury			Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock	Noncontrolling	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	at Cost	Interest	Income	Equity
Balance at June 30, 2010	74,422	$7	390,354	38,761	(4,438)	(4)	34,149		458,829
Share-based compensation	4	—	1,275	—	—	—	—		1,275
Stock option exercises	440	—	3,683	—	—	—	—		3,683
Cash dividend declared	—	—	—	(11,269)	—	—	—		(11,269)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	216	—	—	216	216
Pension liability adjustment (net of
income tax expense of $3)	—	—	—	—	4	—	—	4	4
Net income	—	—	—	2,162	—	—	696	2,858	2,858
Total comprehensive income								3,078	3,078
Balance at September 30, 2010	74,866	$7	395,312	29,654	(4,218)	(4)	34,845	3,078	455,596

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows
Three months ended September 30, 2010 and 2009
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$2,858	8,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,774	4,912
Share-based compensation	1,275	1,755
Loss on sale of business	-	461
Deferred taxes	-	(55)
Changes in operating assets and liabilities:
Accounts receivable, net	5,214	(14,465)
Inventories	(7,777)	9,805
Prepaid expenses and other current assets	1,527	4,192
Accounts payable	1,368	5,353
Accrued expenses and other current liabilities	4,117	1,763
Other	853	2,835
Net cash provided by operating activities	15,209	24,725
Cash flows from investing activities:
Capital expenditures	(10,124)	(4,255)
Working capital adjustments from acquisition of businesses, net	(2,038)	-
Net cash used in investing activities	(12,162)	(4,255)
Cash flows from financing activities:
Net payments of long-term debt	(2,153)	(5,167)
Net (payments) borrowings of short-term debt	(1,851)	940
Proceeds from stock option exercises	3,683	-
Sale of common stock	-	36,456
Other financing activities	-	(527)
Net cash (used in) provided by financing activities	(321)	31,702
Effect of exchange rate changes on cash and cash equivalents	(206)	(28)
Net increase in cash and cash equivalents	2,520	52,144
Cash and cash equivalents at beginning of period	157,029	61,876
Cash and cash equivalents at end of period	$159,549	114,020

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$615	990
Cash paid for income taxes, net of refunds totaling $0 and $2,729, respectively	1,159	(2,397)

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
Three months ended September 30, 2010 and 2009
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

(2)  Summary of Significant Accounting Policies

a. Basis of Presentation

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) of the results for the interim periods presented and such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. There have been no material changes to the Company’s significant accounting policies during the three months ended September 30, 2010.

b. Use of Estimates

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

c. Revenue Recognition

Revenue is recognized in accordance with Financial Accounting Standards Board (FASB) ASC Topic 605, Revenue Recognition, when a firm sales agreement is in place, delivery has occurred and title and risks of ownership have passed to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. Shipping and other transportation costs charged to buyers are recorded in both net sales and cost of goods sold. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. When the Company provides a combination of products and services to customers, the arrangement is evaluated under ASC Subtopic 605-25, Revenue Recognition — Multiple Element Arrangements (ASC 605.25). ASC 605.25 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. If the Company cannot objectively determine the fair value of any undelivered elements under an arrangement, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

d. Recently Implemented Accounting Pronouncements

In June 2009, the FASB issued an amendment to ASC Subtopic 860-10, Transfers and Servicing. The objective of this amendment is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This amendment improves financial reporting by eliminating (1) the exceptions for qualifying special-purpose entities from the consolidation guidance and (2) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. This amendment was adopted on July 1, 2010. This change had no effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued an amendment to ASC Subtopic 810-10, Consolidation — Variable Interest Entities. The objective of this amendment is to improve financial reporting by enterprises involved with variable interest entities by eliminating the quantitative-based risks and rewards calculation and requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling interest in a variable interest entity. In addition, the amendment requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity. This amendment was adopted on July 1, 2010. The Company is not currently involved with variable interest entities and, therefore, this change had no effect on the Company’s financial position or results of operations.

e. Accounting Pronouncements to be Implemented

In October 2009, the FASB issued an amendment to ASC Subtopic 820-10, Fair Value Measurements and Disclosures (ASC 820). This amendment requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The amendment also clarifies existing fair value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The disclosure requirements of the amendment to ASC 820, except for the detailed Level 3 roll forward disclosures, are effective for annual and interim reporting periods beginning after December 15, 2009. The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010. This amendment to ASC 820 has no impact on the Company’s financial position and results of operations.

(3)  Business Combinations and Divestitures

Dow Corning Transactions:

On November 5, 2009, the Company sold 100% of its interest in Globe Metais Indústria e Comércio S.A. (Globe Metais) pursuant to a purchase agreement entered into on that same date by and among the Company and Dow Corning Corporation (Dow Corning). The sale of the Company’s equity interest in Globe Metais was executed in connection with the sale of a 49% membership interest in WVA Manufacturing, LLC (WVA LLC), to Dow Corning, the execution of a long-term supply agreement, and an amendment to an existing supply agreement between Dow Corning and the Company to reduce the amount required to be sold in calendar year 2010 to 20,000 metric tons of silicon metal. During the three months ended September 30, 2009, the Company incurred transaction related expenses of $461 associated with the sale of Globe Metais.

Core Metals Group Holdings LLC:

On April 1, 2010, the Company purchased all of the ownership interests in Core Metals Group Holdings LLC (Core Metals). The Company has engaged a third-party appraisal firm to assist in the process of determining the estimated fair value of certain assets acquired. Based on the preliminary purchase price allocation, goodwill totaling $17 has been recorded in connection with the Core Metals acquisition and assigned to the GMI operating segment.

(4)  Inventories

Inventories comprise the following:

	September 30,	June 30,
	2010	2010
Finished goods	$21,694	19,655
Work in process	4,582	2,860
Raw materials	58,880	54,988
Parts and supplies	9,624	9,660
Total	$94,780	87,163

At September 30, 2010, $86,604 in inventory is valued using the first-in, first-out method and $8,176 using the average cost method. At June 30, 20010, $80,435 in inventory is valued using the first-in, first-out method and $6,728 using the average cost method.

(5)  Property, Plant, and Equipment

Property, plant, and equipment, net of accumulated depreciation and amortization, comprise the following:

	September 30	June 30,
	2010	2010
Land, land improvements, and land use rights	$6,410	6,080
Building and improvements	41,688	41,262
Machinery and equipment	80,871	78,370
Furnaces	125,736	124,898
Other	3,708	3,640
Construction in progress	25,105	17,824
Property, plant, and equipment, gross	283,518	272,074
Less accumulated depreciation and amortization	(58,716)	(52,807)
Property, plant, and equipment, net of accumulated depreciation and amortization	$224,802	219,267

Depreciation expense for the three months ended September 30, 2010 was $5,774, of which $5,599 is recorded in cost of goods sold and $175 is recorded in selling, general, and administrative expenses, respectively. Depreciation expense for the three months ended September 30, 2009 was $4,648, of which $4,521 is recorded in cost of goods sold and $127 is recorded in selling, general, and administrative expenses, respectively.

Capitalized interest for the three months ended September 30, 2010 and 2009 was $6 and $228, respectively.

(6)  Goodwill and Other Intangibles

Goodwill and other intangibles presented below have been allocated to the Company’s operating segments.

a.  Goodwill

Changes in the carrying amount of goodwill, by reportable segment, during the three months ended September 30, 2010 are as follows:

		Globe
	GMI	Metales	Solsil	Other	Total

Goodwill	$30,405	14,313	57,656	7,307	109,681
Accumulated impairment loss	—	—	(57,656)	—	(57,656)
Balance at June 30, 2010	30,405	14,313	—	7,307	52,025

Core Metals purchase price allocation adjustments	(133)	—	—	—	(133)
Foreign exchange rate changes	—	—	—	96	96

Goodwill	30,272	14,313	57,656	7,403	109,644
Accumulated impairment loss	—	—	(57,656)	—	(57,656)
Balance at September 30, 2010	$30,272	14,313	—	7,403	51,988

b.  Other Intangible Assets

There were no changes in the value of the Company’s definite lived intangible assets, which are fully amortized, or indefinite lived intangible assets during the three months ended September 30, 2010. Amortization expense of purchased intangible assets for the three months ended September 30, 2009 was $264, which is recorded in cost of goods sold.

(7)  Debt

a.  Short-Term Debt

Short-term debt comprises the following:

			Weighted
		Outstanding	Average	Unused
		Balance	Interest Rate	Credit Line
September 30, 2010:
Type debt:
Export financing		—	—	7,041
Other		6,219	3.03%	821
	Total	$6,219		$7,862

June 30, 2010:
Type debt:
Export financing		—	—	7,041
Other		8,067	3.42%	446
	Total	$8,067		$7,487

Export Financing Agreements – The Company’s Argentine subsidiary maintains various short-term export financing agreements. Generally, these arrangements are for periods ranging between seven and eleven months, and require the Company to pledge as collateral certain export receivable. There is no export financing debt outstanding at September 30, 2010 or June 30, 2010.

Other – The balance at September 30, 2010 relates primarily to $5,880 in short-term notes payable to Dow Corning for working capital loans given to WVA LLC. The notes accrued interest at 3.0% and were due on November 5, 2010.

On October 1, 2010, the Company entered into a new $15,000 revolving credit facility, and utilized proceeds from borrowings under the revolving credit facility to repay the Company’s $5,880 short-term notes payable to Dow Corning. Interest on advances under the revolving credit facility accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. The credit facility is subject to certain restrictive and financial covenants, which include limits on additional debt, a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization and minimum net worth. The arrangement expires on March 31, 2012.

b. Revolving Credit Agreements

A summary of the Company’s revolving credit agreements at September 30, 2010 is as follows:

		Weighted
	Outstanding	Average	Unused	Total
	Balance	Interest Rate	Commitment	Commitment
Senior credit facility	$16,000	2.73%	$9,750	28,000

As part of the Dow Corning transactions discussed in note 3, the Company agreed to modify the terms of its senior credit facility, which included a reduction of revolving credit from $35,000 to $28,000 in exchange for the release of the assets of West Virginia Alloys, Inc. (West Virginia Alloys) as a security for the senior credit facility. This revolving credit agreement expires in September 2013. Interest on advances under the revolving credit facility accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. The amount available under the revolving credit facility is subject to a borrowing base calculation. The total available commitment on the revolving credit facility includes $10,000 for letters of credit. At September 30, 2010, there was a $16,000 balance outstanding on this revolver. The total commitment outstanding on this credit facility includes $440 outstanding letters of credit associated with supplier contracts and a $1,810 outstanding letter of credit associated with a power supply contract. The revolving credit facility is secured by substantially all of the assets of Globe Metallurgical, Inc. (GMI) and is subject to certain restrictive and financial covenants, which include limits on additional debt, restrictions on capital expenditures, restrictions on dividend and other equity distributions, a maximum ratio of debt to earnings before interest, taxes, depreciation, and amortization, and minimum net worth and interest coverage requirements. The commitment under the revolving credit facility may be withdrawn if the Company defaults under the terms of these covenants or fails to remit payments when due. The Company was in compliance with, or had received waivers for, the loan covenants at September 30, 2010.

The Company classifies borrowings under the senior credit facility as long-term liabilities given our ability to renew and extend borrowings under this agreement beyond one year from the balance sheet date.

c.  Long-Term Debt

Long-term debt comprises the following:

	September 30,	June 30,
	2010	2010
Senior term loan	$14,811	16,916
Other	48	96
Total	14,859	17,012
Less current portion of long-term debt	(10,045)	(10,092)
Long-term debt, net of current portion	$4,814	6,920

Senior Term Loan  — The Company’s subsidiary, GMI, entered into a five-year senior term loan in an aggregate principal amount of $40,000 during September 2008. Interest on the senior term loan accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. Principal payments are due in quarterly installments of $2,105, commencing on December 31, 2008, and the unpaid principal balance is due in full in September 2013, subject to certain mandatory prepayments. A mandatory prepayment of $2,347 was made during the second quarter of fiscal year 2010 based on excess cash flow, as defined in the loan agreement, generated during fiscal year 2009. A mandatory prepayment of $1,558 will be made during the second quarter of fiscal year 2011 based on excess cash flow, as defined in the loan agreement, generated during fiscal year 2010. As part of the Dow Corning transactions discussed in note 3, the Company made a $6,000 prepayment of the senior term loan, applied to the scheduled installments of principal in inverse order of maturity, in exchange for the release of the assets of West Virginia Alloys as security for the senior term loan. The interest rate on this loan was 2.51%, equal to LIBOR plus 2.25%, at September 30, 2010. The senior term loan is secured by substantially all of the assets of GMI and is subject to certain restrictive and financial covenants, which include limits on additional debt, restrictions on capital expenditures, restrictions on dividend and other equity distributions, a maximum ratio of debt to earnings before interest, taxes, depreciation, and amortization, and minimum net worth and interest coverage requirements. The Company was in compliance with, or had received waivers for, the loan covenants at September 30, 2010.

See note 8 (Derivative Instruments) for discussion of derivative financial instruments entered into to reduce the Company’s exposure to interest rate fluctuations on outstanding long-term debt.

d.  Debt Covenant Waiver

As discussed above, the Company’s senior credit facility and senior term loan are subject to certain restrictive and financial covenants. The Company was in compliance with these loan covenants at September 30, 2010, except as related to the minimum fixed charge coverage ratio. The Company received a waiver for compliance with the minimum fixed charge coverage ratio for the fiscal quarter ended September 30, 2010, and the waiver reduced the minimum fixed charge coverage ratio for the fiscal quarters ending December 31, 2010 and March 31, 2011.

e.  Fair Value of Debt

The recorded carrying values of our debt balances approximate fair value given our debt is at variable rates tied to market indicators or is short-term in nature.

(8)  Derivative Instruments

The Company enters into derivative instruments to hedge certain interest rate, currency, and commodity price risks. The Company does not engage in interest rate, currency, or commodity speculation, and no derivatives are held for trading purposes. All derivatives are accounted for using mark-to-market accounting. The Company believes it is not practical to designate its derivative instruments as hedging instruments as defined under ASC Subtopic 815-10, Derivatives and Hedging (ASC 815). Accordingly, the Company adjusts its derivative financial instruments to current market value through the condensed consolidated income statement based on the fair value of the agreement as of period-end. Although not designated as hedged items as defined under ASC 815, these derivative instruments serve to significantly offset the Company’s interest rate, currency, and commodity risks. Gains or losses from these transactions offset gains or losses on the assets, liabilities, or transactions being hedged. No credit loss is anticipated as the counterparties to these agreements are major financial institutions that are highly rated.

Interest Rate Risk:

The Company is exposed to market risk from changes in interest rates on certain of its long-term debt obligations.

In connection with GMI’s revolving credit facility and senior term loan (note 7), the Company entered into an interest rate cap arrangement and three interest rate swap agreements to reduce our exposure to interest rate fluctuations.

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

Foreign Currency Risk:

The Company is exposed to market risk arising from changes in currency exchange rates as a result of its operations outside the United States, principally in Argentina and China. A portion of the Company’s net sales generated from its non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of the Company’s operating costs for its non-U.S. operations are denominated in local currencies, principally the Argentine peso and the Chinese renminbi. Consequently, the translated U.S. dollar value of the Company’s non-U.S. dollar net sales, and related accounts receivable balances, and our operating costs are subject to currency exchange rate fluctuations. Derivative instruments are not used extensively to manage this risk. The Company utilized derivative financial instruments, including foreign exchange forward contracts, to manage a portion of its net foreign currency exposure to the Brazilian real, prior to the sale of Globe Metais discussed in note 3, and the Euro. No foreign currency derivative financial instruments are outstanding at September 30, 2010.

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

In June 2010, the Company entered into a power hedge agreement on a 175,440 MWh notional amount of electricity, representing approximately 20% of the power required by our Niagara Falls, New York plant not supplied by the facility’s long-term power contract over the term of the hedge agreement. The notional amount decreases equally per month through the agreement’s expiration on June 30, 2012. Under the power hedge agreement, the Company fixed the power rate at $39.60 per MWh over the life of the contract.

The effect of the Company’s derivative instruments on the condensed consolidated income statement is summarized in the following table:

	(Loss) Gain Recognized
	During the Three Months
	Ended September 30,		Location
	2010	2009	of (Loss) Gain
Interest rate derivatives	$(187)	(479)	Interest expense
Foreign exchange forward contracts	(190)	816	Foreign exchange (loss) gain
Power hedge	(413)	—	Cost of goods sold

The fair values of the Company’s derivative instruments at September 30, 2010 are summarized in note 15 (Fair Value Measures). The liabilities associated with the Company’s interest rate derivatives and power hedge of $557 and $656, respectively, are included in other long-term liabilities.

(9)  Pension Plans

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

	Three Months Ended
	September 30,
	2010	2009
Interest cost	$361	303
Service cost	28	—
Expected return on plan assets	(379)	(248)
Amortization of net loss	155	151
Net periodic pension expense	$165	206

The Company expects to make discretionary contributions of approximately $1,197 to the plans for the fiscal year ended June 30, 2011, of which $282 has been contributed through September 30, 2010.

(10)  Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted as necessary for quarterly events. In accordance with ASC Topic 740, Income Taxes — Accounting for Income Taxes in Interim Periods, the Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries. The effective tax rates for the three months ended September 30, 2010 and 2009 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the respective periods.

The Company’s effective tax rate for the three months ended September 30, 2010 was 60.4% compared to 39.7% for the three months ended September 30, 2009. The annual effective rate excluding discrete items is 34.5% for the three months ended September 30, 2010. Additional tax expense of $1,368 associated with the exercise of stock options has been recorded during the three months ended September 30, 2010.

The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods, and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. During the three months ended September 30, 2010, the Company’s net valuation allowances increased primarily due to the establishment of additional valuation allowances against net operating losses (NOLs) in China that may not be utilized, partially offset by the income forecasted for the current year in Poland, which will allow for the use of existing NOLs.

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. The Company’s principal jurisdictions include the U.S., Argentina, Poland, and China. A number of years may elapse before a tax return is audited and finally resolved. The open tax years subject to examination varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions and the related open tax years subject to examination are as follows: the U.S. from 2007 to present, Argentina from 2005 to present, Poland from 2005 to present, and China from 2007 to present. The Company is also subject to tax examinations in Brazil for the period from 2005 to November 5, 2009, the date of the sale of our Brazilian manufacturing operations.

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results could be materially impacted. There were no material changes in the Company’s uncertain tax positions the three months ended September 30, 2010.

(11)  Commitments and Contingencies

a.  Legal Contingencies

The Company is subject to various lawsuits, investigations, claims, and proceedings that arise in the normal course of business, including, but not limited to, employment, commercial, environmental, safety, and health matters, as well as claims associated with our historical acquisitions and divestitures. Although it is not presently possible to determine the outcome of these matters, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

During the three months ended September 30, 2010, the Company made escrow deposits and received payments totaling $2,038 for working capital claims associated with our historical acquisitions, which were accrued as of June 30, 2010.

b.  Environmental Contingencies

It is the Company’s policy to accrue for costs associated with environmental assessments, remedial efforts, or other environmental liabilities when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. When a liability for environmental remediation is recorded, such amounts will be recorded without giving effect to any possible future recoveries. At September 30, 2010, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

c.  Employee Contracts

As of September 30, 2010, there are 361 employees that are covered by union agreements expiring within one year.

d.  Power Commitments

On May 20, 2008, Empire State Development and New York Power Authority announced that hydropower from the Niagara Power Project would be supplied to the Company, which enabled it to reopen and expand its previously idle manufacturing facility in Niagara Falls, New York. On January 30, 2009, the Company entered into a commodity purchase agreement with New York Power Authority and Niagara Mohawk Power Corporation where the Company is supplied up to a maximum of 40,000 kW of hydropower from the Niagara Power Project to operate its Niagara Falls facility. The hydropower is supplied at preferential power rates plus market-based delivery charges for a period of up to 5 years. Under the terms of the contract, the Company has committed to specified employment levels and a $60,000 capital expansion program, which, if not met, could reduce the Company’s power allocation from the Niagara Power Project. As of September 30, 2010, the Company has spent approximately $33,000 related to the capital expansion of our Niagara Falls facility.

e.  Joint Development Supply Agreement

On April 24, 2008, the Company’s subsidiaries, Solsil, Inc. (Solsil) and GMI, entered into a technology license, joint development and supply agreement with BP Solar International Inc. (BP Solar) for the sale of solar grade silicon. As part of this agreement, BP Solar paid Solsil $10,000 as an advance for research and development services and facilities construction. This amount would be refundable to BP Solar if the Company cancels, terminates, or fails to perform under certain terms of the agreement, including lack of performance of research and development services or facilities construction. Revenue associated with facilities construction will be deferred until specified contract milestones have been achieved, less any penalties resulting from construction delays. Revenue associated with research and development services will be deferred until these services are successful in reducing manufacturing costs and then recognized ratably as product is delivered to BP Solar. If research and development services are performed, but are unsuccessful, revenue will be deferred until contract expiration and then recognized. No revenue associated with this agreement has been recognized in earnings as of September 30, 2010 in accordance with ASC 605.25.

(12)  Stockholders’ Equity

a.  Common Stock

In August 2009, the Company closed on an initial public offering on the NASDAQ Global Select Market of 16,100,000 shares of its common stock at $7.00 per share. Of the shares offered, 5,600,000 new shares were offered by the Company and 10,500,000 existing shares were offered by selling stockholders (which included 2,100,000 shares sold by the selling stockholders pursuant to the exercise of the underwriters’ over-allotment option). Total proceeds of the offering to the Company were $36,456, net of underwriting discounts and commissions totaling $2,744.

b.  Dividend

On September 16, 2010, the Company’s board of directors approved a dividend of $0.15 per common share. The dividend, totaling $11,269, is payable on October 29, 2010, to stockholders of record as of October 15, 2010.

(13)  Earnings Per Share

Basic earnings per common share are calculated based on the weighted average number of common shares outstanding during the three months ended September 30, 2010 and 2009, respectively. Diluted earnings per common share assumes the exercise of stock options, as well as the conversion of previously outstanding warrants and unit purchase options, provided in each case the effect is dilutive.

The reconciliation of the amounts used to compute basic and diluted earnings per common share for the three months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended
	September 30,
	2010	2009
Basic earnings per share computation
Numerator:
Net income attributable to Globe Specialty Metals, Inc.	$2,162	8,442
Denominator:
Weighted average basic shares outstanding	74,579,684	71,114,939
Basic earnings per common share	$0.03	0.12
Diluted earnings per share computation
Numerator:
Net income attributable to Globe Specialty Metals, Inc.	$2,162	8,442
Denominator:
Weighted average basic shares outstanding	74,579,684	71,114,939
Effect of dilutive securities	1,541,788	1,427,903
Weighted average diluted shares outstanding	76,121,472	72,542,842
Diluted earnings per common share	$0.03	0.12

Potential common shares associated with outstanding stock options totaling 150,000 and 970,334 were excluded from the calculation of diluted earnings per common share because their effect would be anti-dilutive for the three months ended September 30, 2010 and 2009, respectively.

(14)  Share-Based Compensation

The Company’s share-based compensation program consists of the Globe Specialty Metals, Inc. 2006 Employee, Director and Consultant Stock Plan (the Stock Plan), which was approved by the Company’s stockholders on November 10, 2006. The Stock Plan provides for the issuance of a maximum of 5,000,000 shares of common stock for the granting of incentive stock options, nonqualified options, stock grants, and share-based awards. Any remaining shares available for grant, but not yet granted, will be carried over and used in the following fiscal years. During the three months ended September 30, 2010, share-based compensation awards were limited to the issuance of 4,356 common stock grants.

At September 30, 2010, there were 633,813 shares available for grant. 3,527,250 outstanding incentive stock options, of which 28,750 were exercised through September 30, 2010, vest and become exercisable in equal one-quarter increments every six months from the date of grant or date of modification. 810,000 option grants, of which 510,000 were exercised through September 30, 2010, vest and become exercisable in equal one-third increments on the first, second, and third anniversaries of the date of grant. 21,500 option grants and 4,356 common stock grants were issued as immediately vested at the date of grant. All option grants have maximum contractual terms ranging from 5 to 10 years.

A summary of the changes in options outstanding under the Stock Plan during the three months ended September 30, 2010 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term in Years	Value
Outstanding as of June 30, 2010	4,266,442	$5.18	3.89	$23,509
Granted	—	—
Exercised	(440,192)	8.37
Forfeited and expired	(6,250)	4.00
Outstanding as of September 30, 2010	3,820,000	$4.82	3.90	$36,324

Exercisable as of September 30, 2010	1,981,958	$4.63	4.03	$18,844

During the three months ended September 30, 2010, 13,375 options vested, resulting in total vested options of 2,520,708. There are 1,838,042 nonvested options outstanding with a grant date fair value, as modified, of $1.73. The weighted average per share fair value of stock option grants outstanding at September 30, 2010 is $2.95.

For the three months ended September 30, 2010, share-based compensation expense was $1,275 ($688 after tax). For the three months ended September 30, 2009, share-based compensation expense was $1,755 ($954 after tax). The expense is reported within selling, general, and administrative expenses.

As of September 30, 2010, the Company has unearned compensation expense of $2,979, before income taxes, related to nonvested stock option awards. The unrecognized compensation expense is expected to be recognized over the following periods ending on June 30:

	2011	2012	2013	2014	2015
Share-based compensation (pretax)	$2,864	113	2	—	—

It is the Company’s policy to issue new shares to satisfy the requirements of its share-based compensation plan. The Company does not expect to repurchase shares in the future to support its share-based compensation plan.

(15)  Fair Value Measures

ASC 820, Fair Value Measures and Disclosures, establishes a fair value hierarchy for disclosure of fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to value the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

The Company does not have any assets that are required to be remeasured at fair value at September 30, 2010 or June 30, 2010. The following table summarizes the liabilities measured at fair value on a recurring basis, all of which were measured on Level 2 inputs:

	September 30, 2010	June 30, 2010
Interest rate derivatives	$557	476
Foreign exchange forward contracts	—	77
Power hedge	656	243
Total	$1,213	796

Derivative liabilities relate to the interest rate cap and interest rate swap agreements, the foreign exchange forward contracts, and power hedge agreement summarized in note 8 (Derivative Instruments). Fair values are determined by independent brokers using quantitative models based on readily observable market data. See note 7 (Debt) for information regarding the fair value of our outstanding debt.

(16)  Related Party Transactions

From time to time, the Company enters into transactions in the normal course of business with related parties. Management believes that such transactions are at arm’s length and for terms that would have been obtained from unaffiliated third parties.

A current and a former member of the board of directors are affiliated with Marco International and Marco Realty. During the three months ended September 30, 2010 and 2009, the Company:

•	Paid Marco Realty $0 and $62, respectively, to rent office space for its corporate headquarters in New York City, New York.

•
Entered into agreements with Marco International to purchase carbon electrodes. Marco International billed $4,969 and $1,662, respectively, under these agreements. At September 30, 2010 and June 30, 2010, payables to Marco International under these agreements totaled $7,494 and $8,162, respectively.

•	Entered into an agreement to sell ferrosilicon to Marco International. Net sales were $216 and $185, respectively, under this agreement.

•	Entered into an agreement to sell calcium silicon powder to Marco International. Net sales were $399 and $0, respectively, under this agreement.

The Company is affiliated with Norchem, Inc. (Norchem) through its 50.0% equity interest. During the three months ended September 30, 2010 and 2009, the Company sold Norchem product valued at $1,430 and $633, respectively. At September 30, 2010 and June 30, 2010, receivables from Norchem totaled $659 and $747, respectively.

Prior to our purchase of a majority interest in Ningxia Yonvey Coal Industrial Co., Ltd (Yonvey), Yonvey’s predecessor had entered into a lending agreement with the remaining minority stockholder. At September 30, 2010 and June 30, 2010, $867 and $849, respectively, remained payable to Yonvey from this related party.

(17)  Operating Segments

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

Each of our reportable segments distributes its products in both its country of domicile, as well as to other international customers. The following presents the Company’s consolidated net sales by product line:

	Three Months Ended
	September 30,
	2010	2009
Silicon metal	$72,763	69,402
Silicon-based alloys	53,563	29,566
Other, primarily by-products	11,026	6,490
Total	$137,352	105,458

a.  Segment Data

Summarized financial information for our reportable segments as of, and for, the three months ended September 30, 2010 and 2009, is shown in the following tables:

	Three Months Ended
	September 30,
	2010
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes	Total Assets
GMI	$116,720	12,098	11,408	333,707
Globe Metais	6,774	(43)	(42)	6,948
Globe Metales	14,294	2,478	2,199	73,968
Solsil	-	(109)	(109)	30,368
Corporate	-	(5,003)	(5,283)	417,086
Other	4,617	(141)	91	45,011
Eliminations	(5,053)	(1,052)	(1,052)	(289,237)
	$137,352	8,228	7,212	617,851

	Three Months Ended
	September 30,
	2009
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes
GMI	$70,861	12,865	12,305
Globe Metais	21,591	2,032	4,399
Globe Metales	11,028	3,498	3,206
Solsil	45	(254)	(254)
Corporate	-	(5,003)	(5,359)
Other	3,050	(1,247)	(1,180)
Eliminations	(1,117)	435	435
	$105,458	12,326	13,552

The accounting policies of our operating segments are the same as those disclosed in note 2 (Summary of Significant Accounting Policies) to our June 30, 2010 financial statements. We evaluate segment performance principally based on operating income (loss). Intersegment net sales are not material.

b.  Geographic Data

Net sales are attributed to geographic regions based upon the location of the selling unit. Net sales by geographic region for the three months ended September 30, 2010 and 2009 consist of the following:

	Three Months Ended
	September 30,
	2010	2009
United States	$123,494	83,383
Argentina	12,201	10,123
Brazil	—	9,114
China	19	408
Poland	1,638	2,430
Total	$137,352	105,458

Long-lived assets by geographical region at September 30, 2010 and June 30, 2010 consist of the following:

	September 30,	June 30,
	2010	2010
United States	$217,333	211,876
Argentina	31,485	31,665
China	27,645	27,428
Poland	804	800
Total	$277,267	271,769

Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation and amortization, and goodwill and other intangible assets.

c.  Major Customer Data

The following is a summary of the Company’s major customers and their respective percentages of consolidated net sales for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,
	2010	2009
Dow Corning	17%	32%
Wacker Chemie AG	8	12
All other customers	75	56
Total	100%	100%

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

(18)  Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Certain statements made in this quarterly report involve risks and uncertainties. These forward-looking statements reflect the Company’s best judgment based on our current expectations, assumptions, estimates and projections about us and our industry, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements are more fully described in the “Risk Factors” sections contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and in this Quarterly Report. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report, as well as the more detailed information in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Introduction

Globe Specialty Metals, Inc., together with its subsidiaries (collectively, “we” or “our”) is one of the leading manufacturers of silicon metal and silicon-based alloys. As of September 30, 2010, we owned and operated six principal manufacturing facilities, in two primary operating segments: GMI, our U.S. operations and, Globe Metales, our Argentine operations.

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

Overview and Recent Developments

Our end markets for silicon metal and silicon-based alloys, which include chemicals, steel, aluminum and solar, continue to grow. In our chemicals end market, which represents producers of silicones, the single largest application for silicon metal, the three largest manufacturers recently announced significant increases in third calendar quarter sales. Polysilicon production and solar cell demand is also continuing its growth with new production capacity coming on line. We are presently running all of our furnaces in our six primary plants at full capacity, subject to maintenance outages.

During the quarter ended September 30, 2010, we completed planned repairs and upgrades to our Niagara Falls, New York plant by taking each of the two furnaces out of service for a full month. Our Niagara Falls plant is now operating at expected production volumes and cost levels. However, as a result of the outages, the plant produced a lower volume of material at higher per unit production cost, incurring approximately $3,200,000 of pre-tax start-up costs in the quarter. Also, during the quarter we had a planned outage of one furnace at both our Selma, Alabama plant and our Alloy, West Virginia plant to conduct maintenance. These outages also reduced the material we had available for shipment in the quarter.

Net sales for the quarter ended September 30, 2010 decreased $9,084,000, or 6%, from the preceding quarter ended June 30, 2010, as a result of a 11% decline in silicon metal tons shipped, partially offset by a 2% increase in silicon metal average selling price. The average price of silicon-based alloys remained the same as the previous quarter and tons shipped decreased 1%.

Income before provision for income taxes totaled $7,212,000 in the quarter ended September 30, 2010, and included start-up costs described above of approximately $3,200,000. This compares to income before provision for income taxes in the preceding quarter ended June 30, 2010 of $7,959,000, which included a pre-tax loss of $3,192,000 from the sale of our Brazilian manufacturing operations, a $1,625,000 pre-tax gain from a retroactive power price adjustment, pre-tax transaction costs of $140,000 and pre-tax start-up costs of $3,105,000.

Outlook

Demand for our products continues to improve as customers experience end market growth. We are operating at full capacity, subject to maintenance outages. As demand continues to improve, and all Western world suppliers appear to be running at full capacity, the spot prices for our products have been increasing. Due to our long-term and annual contracts, we only benefited modestly from this price appreciation in the quarter ended September 30, 2010. We anticipate another modest benefit from current market pricing in the quarter ending December 31, 2010, which will be limited by our shipments under existing contracts. We anticipate fully benefiting from market pricing beginning in the following quarter ending March 31, 2011, after substantially all our long-term and annual contracts expire. We have entered into annual 2011 contracts for a significant quantity of our silicon metal capacity at prices that are within the range of the spot indexes. We expect a modest increase in silicon metal tons sold in the quarter ending December 31, 2010, as we expect fewer furnace outages for planned maintenance.

We anticipate a modest increase in earnings in our fiscal second quarter ending December 31, 2010 from the quarter ended September 30, 2010, as a result of the expected modest increase in average selling price and modest increase in volume. In addition, we do not expect to incur any additional start-up related costs at our Niagara Falls, New York plant as it is currently running at expected volumes with anticipated production costs. We expect a significant increase in earnings beginning with our fiscal third quarter ending March 31, 2011, after our existing long-term and annual contracts expire and we fully benefit from market pricing.

Critical Accounting Policies

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Management bases our estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from the estimates used under different assumptions or conditions. We have provided a description of significant accounting policies in the notes to our condensed consolidated financial statements and our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Our critical accounting policies have not significantly changed from those discussed in “Part II — Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, except as follows:

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

Results of Operations

GSM Three Months Ended September 30, 2010 vs. 2009

Consolidated Operations:

	Three Months Ended
	September 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$137,352	105,458	31,894	30.2%
Cost of goods sold	116,881	79,978	36,903	46.1%
Selling, general and administrative expenses	12,211	12,723	(512)	(4.0%)
Research and development	32	38	(6)	(15.8%)
Restructuring charges	-	(68)	68	NA
Loss on sale of business	-	461	(461)	NA
Operating income	8,228	12,326	(4,098)	(33.2%)
Interest expense, net	(948)	(1,182)	234	(19.8%)
Other (loss) income	(68)	2,408	(2,476)	(102.8%)
Income before provision for income taxes	7,212	13,552	(6,340)	(46.8%)
Provision for income taxes	4,354	5,383	(1,029)	(19.1%)
Net income	2,858	8,169	(5,311)	(65.0%)
(Income) losses attributable to noncontrolling interest, net of tax	(696)	273	(969)	(354.9%)
Net income attributable to Globe Specialty Metals, Inc.	$2,162	8,442	(6,280)	(74.4%)

Net Sales:

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$72,763	29,323	$2,481	$69,402	25,962	$2,673
Silicon-based alloys	53,563	29,125	1,839	29,566	14,110	2,095
Silicon metal and silicon-based alloys	126,326	58,448	2,161	98,968	40,072	2,470
Silica fume and other	11,026			6,490
Total net sales	$137,352			$105,458

Net sales increased $31,894,000, or 30%, from the prior year to $137,352,000 primarily as a result of a 46% increase in metric tons sold, offset by a 13% decline in our average selling price. The increase in metric tons sold resulted in an increase in net sales of $40,447,000 and was related to a 13% increase in silicon metal and a 106% increase in silicon-based alloy metric tons sold. Silicon metal volume sold was higher due to increased demand, which led us to reopen our Niagara Falls, New York facility in November 2009, which contributed approximately 4,400 metric tons, and our Selma, Alabama facility in January 2010, which contributed approximately 4,000 metric tons sold during the first quarter of fiscal year 2011. These increases were offset by the decrease in volume due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009. Subsequent to this divestiture, remaining Globe Metais sales relate only to the fulfillment of certain retained customer contracts with product purchased from our former Brazilian manufacturing operations at a purchase price equal to our sales price. The increase in silicon-based alloy volume includes the impact of the Core Metals Group Holdings LLC (Core Metals) acquisition, which contributed approximately 10,500 metric tons of ferrosilicon in fiscal year 2011. Additionally, end market demand for ferrosilicon and magnesium ferrosilicon increased in the first quarter of fiscal year 2011 due to the economic recovery, particularly in steel and automotive production. The decline in average selling price resulted in decreased net sales of approximately $13,089,000 and was a result of a 12% decrease in the average selling price of silicon-based alloys and a 7% decrease in the average selling price of silicon metal. The decline in silicon-based alloy pricing was due to the acquisition of Core Metals in the fourth quarter of fiscal year 2010, which resulted in a mix shift towards the production of ferrosilicon, which is our lowest priced alloy and also has the lowest cost of production. The decrease in silicon metal pricing was primarily due to the impact of shipping 49% of our Alloy joint venture output at cost to Dow Corning Corporation (Dow Corning), offset by favorable annual contracts and higher spot pricing in the first quarter of fiscal year 2011. Other revenue increased by $4,536,000 as a result of $4,548,000 of other sales from Core Metals in the first quarter of fiscal year 2011.

Cost of Goods Sold:

The $36,903,000, or 46%, increase in cost of goods sold was a result of a 46% increase in metric tons sold, as well as a 0.2% increase in our cost per ton sold. This increase in cost per ton sold was primarily the result of start-up costs of approximately $3,200,000 at our Niagara Falls plant, and higher power costs of approximately $924,000 at Globe Metales. These cost increases were partially offset by the mix shift to ferrosilicon, which has our lowest cost of production, and the timing of the sale of our Brazilian manufacturing operations on November 5, 2009, as well as the impact of reduced margins on the sale of product purchased from our former Brazilian manufacturing operations.

Gross margin represented approximately 24% of net sales in the first quarter of fiscal year 2010 and decreased to approximately 15% of net sales in the first quarter of fiscal year 2011, primarily as a result of lower silicon-based alloy selling prices, the start-up costs at Niagara Falls, and higher power costs at Globe Metales.

Selling, General and Administrative Expenses:

The decrease in selling, general and administrative expenses of $512,000, or 4%, was due to a decrease of approximately $1,621,000 at Globe Metais due to the timing of the sale of our Brazilian manufacturing operations, as well as a decrease of $287,000 and $826,000 in bonus and salary expense at GMI and Corporate, respectively, offset by the impact of the acquisition of Core Metals, which increased expense by $755,000, and an increase in audit and other professional fees, including Sarbanes-Oxley Act compliance related expenditures and due diligence costs of $819,000 and $172,000, respectively, at Corporate. Additionally, travel costs increased by approximately $307,000 at Corporate and GMI primarily to support the reopened Niagara Falls and Selma plants, as well as the acquired Core Metals business.

Loss on Sale of Business:

Loss on sale of business for the first quarter of fiscal year 2010 was approximately $461,000 and was associated with transaction costs related to the sale of our Brazilian manufacturing operations to Dow Corning on November 5, 2009.

Net Interest Expense:

Net interest expense decreased by $234,000 primarily due the timing of the sale of our Brazilian manufacturing operations on November 5, 2009, which resulted in a reduction in net interest expense of $223,000.

Other (Loss) Income:

Other (loss) income decreased by $2,476,000 due primarily to a foreign exchange gain of $2,645,000 at Globe Metais in the first quarter of fiscal year 2010. The foreign exchange gain at Globe Metais consisted of foreign exchange gains of $1,829,000, primarily associated with the revaluation of long-term reais denominated tax liabilities, and a gain of $816,000 on our foreign exchange forward contracts. These foreign exchange fluctuations no longer occur following the sale of our Brazilian manufacturing operations on November 5, 2009. The impact of this prior year gain was offset by a year over year increase in income from GMI’s Norchem affiliate of $193,000.

Provision for Income Taxes:

Provision for income taxes as a percentage of pre-tax income was approximately 60%, or $4,354,000, in the first quarter of fiscal year 2011 and was approximately 40%, or $5,383,000, in the first quarter of fiscal year 2010. The increase in the effective tax rate is due primarily to discrete items associated with stock option exercises in the first quarter of fiscal year 2011 of $1,368,000.

Segment Operations

GMI

	Three Months Ended
	September 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$116,720	70,861	45,859	64.7%
Cost of goods sold	98,935	53,347	45,588	85.5%
Selling, general and administrative expenses	5,687	4,717	970	20.6%
Restructuring charges	-	(68)	68	NA
Operating income	$12,098	12,865	(767)	(6.0%)

Net sales increased $45,859,000, or 65%, from the prior year to $116,720,000. The increase was primarily attributable to a 77% increase in metric tons sold. Silicon metal volume was higher by 37% primarily due to increased demand, which led us to reopen our Niagara Falls, New York facility in November 2009, which contributed approximately 4,400 metric tons, and our Selma, Alabama facility in January 2010, which contributed approximately 4,000 metric tons sold during the first quarter of fiscal year 2011. Silicon-based alloy volume was higher by 166% due to an increase in end market demand, primarily from the steel and automotive industries, for ferrosilicon and magnesium ferrosilicon in the first quarter of fiscal year 2011. The increase in silicon-based alloy volume included the impact of the Core Metals acquisition, which contributed approximately 10,500 metric tons of ferrosilicon in the first quarter of fiscal year 2011. As a result of the acquisition of Core Metals in the fourth quarter of fiscal year 2010, there was a product mix shift towards ferrosilicon, which is our lowest priced alloy and also has the lowest cost of production. This led to a 12% decline in the average selling price of silicon-based alloys.

The GMI segment includes the Alloy joint venture, which was entered into on November 5, 2009, and sells 49% of the output of the Alloy plant to Dow Corning at cost. We control the joint venture and consolidate its results in our financial statements. As a result of the joint venture, GMI’s gross margin has been reduced by virtue of the material sold to Dow Corning at cost.

Operating income decreased by $767,000 from the prior year quarter to $12,098,000. This decrease was primarily due to lower average selling prices for silicon-based alloys. Cost of goods sold increased by 85%, while volumes increased by only 77%. This caused an increase in the cost per ton sold, which reflects start-up costs of approximately $3,200,000 at our Niagara Falls plant. The addition of Core Metals contributed $755,000 to selling, general and administrative expenses in the first quarter of fiscal year 2011, and the reopening of the Niagara Falls plant resulted in increased travel expenses at GMI.

Globe Metais

	Three Months Ended
	September 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$6,774	21,591	(14,817)	(68.6%)
Cost of goods sold	6,774	17,423	(10,649)	(61.1%)
Selling, general and administrative expenses	43	1,664	(1,621)	(97.4%)
Research and development	-	11	(11)	NA
Loss on sale of business	-	461	(461)	NA
Operating (loss) income	$(43)	2,032	(2,075)	(102.1%)

Net sales decreased $14,817,000, or 69%, from the prior year to $6,774,000. The decrease was primarily attributable to a decrease in metric tons sold of 55% and a decrease in average selling prices of 24%. The decrease in volume was due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009. Subsequent to this divestiture, remaining Globe Metais sales relate only to the fulfillment of certain retained customer contracts with product purchased from our former Brazilian manufacturing operations at a purchase price equal to our sales price. The decrease in pricing was due to the year over year currency impact of Euro denominated contracts. After the sale of our Brazilian manufacturing operations, Globe Metais no longer produces or sells by-products.

Operating (loss) income decreased by $2,075,000, or 102%, from the prior year to $(43,000). The decrease was primarily due to the timing of the sale of our Brazilian manufacturing operations, which led to lower sales volumes, as well as the impact of reduced margins on the sale of product purchased from our former Brazilian manufacturing operations. Selling, general and administrative expenses decreased by $1,621,000 primarily due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009. Results in the first quarter of fiscal year 2010 also included transaction costs, in advance of the sale of the business, of $461,000.

Globe Metales

	Three Months Ended
	September 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$14,294	11,028	3,266	29.6%
Cost of goods sold	10,995	6,819	4,176	61.2%
Selling, general and administrative expenses	821	711	110	15.5%
Operating income	$2,478	$3,498	($1,020)	(29.2%)

      Net sales increased $3,266,000, or 30%, from the prior year to $14,294,000. This increase was primarily attributable to a 23% increase in metric tons sold, as well as a 4% increase in average selling prices. Volumes increased from higher shipments of magnesium ferrosilicon and calcium silicon as demand in the automotive and steel end markets continued to recover. Pricing increased on magnesium ferrosilicon due to improving demand, especially in the automotive market.

Operating income decreased by $1,020,000 from the prior year to $2,478,000. The decrease was primarily due to higher production costs, which were only partially offset by the increase in sales. Cost of goods sold increased by 61%, primarily due to higher power and other raw material costs, while volumes increased by only 23%. Power costs increased beginning in November 2009 as our long-term power agreement expired. We are currently negotiating a new contract, which we expect will be at a higher rate than the expired contract, and are paying a month-to-month rate until a new contract is completed.

Solsil

	Three Months Ended
	September 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$-	45	(45)	NA
Cost of goods sold	45	181	(136)	(75.1%)
Selling, general and administrative expenses	32	93	(61)	(65.6%)
Research and development	32	25	7	28.0%
Operating loss	$(109)	(254)	145	(57.1%)

Net sales decreased $45,000 from the prior year to $0. The decrease was primarily attributable to Solsil suspending commercial production as a result of a significant decline in the price of polysilicon and the decline in demand for upgraded metallurgical grade silicon. As a result, we are concentrating our efforts on research and development activities focused on reducing our cost of production.

Operating loss decreased by $145,000 from the prior year to $109,000. The primary driver of the reduction was a decrease in cost of goods sold of $136,000 from the prior year to $45,000 as a result of Solsil’s suspension of commercial production and enhanced focus on refining its production processes to enhance yield and reduce the cost of production. As a result of these changes, selling, general and administrative expenses decreased $61,000 and research and development expenses increased $7,000.

Corporate

	Three Months Ended
	September 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$5,003	5,003	-	0.0%
Operating loss	$(5,003)	(5,003)	-	0.0%

      Operating loss was unchanged from the prior year at $5,003,000. Selling, general and administrative expenses were flat year over year primarily due to an increase in audit and other professional fees, including Sarbanes-Oxley Act compliance related expenditures, and due diligence costs of $819,000 and $172,000, respectively, offset by a decrease of $826,000 in bonus and salary expense.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are cash flows from operations and available borrowings under GMI’s revolving credit facility. At September 30, 2010, our cash and cash equivalents balance was approximately $159,549,000. At September 30, 2010, we had $9,750,000 available on a revolving credit facility; there was a $16,000,000 balance outstanding on the revolving credit facility at September 30, 2010, and there were outstanding letters of credit in the amount of $440,000 associated with supplier contracts and $1,810,000 associated with a power supply contract. In connection with the sale of a 49% interest in our Alloy joint venture to Dow Corning, we agreed to modify the terms of our senior credit facility. The modifications included a reduction of revolving credit from $35,000,000 to $28,000,000 in exchange for the release of the assets of West Virginia Alloys, Inc. as security for the senior credit facility.

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

Cash Flows

The following table is a summary of consolidated cash flows:

	Three Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$157,029	61,876
Cash flows provided by operating activities	15,209	24,725
Cash flows used in investing activities	(12,162)	(4,255)
Cash flows (used in) provided by financing activities	(321)	31,702
Effect of exchange rate changes on cash	(206)	(28)
Cash and cash equivalents at end of period	$159,549	114,020

Operating Activities:

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions.

Net cash provided by operating activities was $15,209,000 and $24,725,000 during the first quarter of fiscal year 2011 and 2010, respectively. The $9,516,000 decrease in net cash provided by operating activities was due to a reduced benefit from net working capital improvements and lower operating results during the first quarter of fiscal year 2011 compared with the first quarter of fiscal year 2010. Inventories increased due primarily to higher electrode levels for use in future production. This increase was partially offset by a decrease in accounts receivable due to improved collections and furnace overhauls at our Niagara Falls and Selma plants, which resulted in overall decreased sequential quarter sales and lead to lower operating results. In the first quarter of fiscal year 2010, inventories decreased significantly as management modulated capacity to work through excess inventory levels, and accounts receivable, accounts payable and prepaid expenses increased as a result of higher sequential quarter shipments and a related increase in sales.

Investing Activities:

Net cash used in investing activities was approximately $12,162,000 and $4,255,000 during the first quarter of fiscal year 2011 and 2010, respectively. Year over year capital expenditures increased from approximately $4,255,000 to $10,124,000 due to furnace overhauls at our Niagara Falls and Selma plants during the first quarter of fiscal year 2011. Additionally, net payments of $2,038,000 were made for working capital claims associated with our historical acquisitions.

Financing Activities:

Net cash (used in) provided by financing activities was approximately $(321,000) and $31,702,000 during the first quarter of fiscal year 2011 and 2010, respectively. The proceeds from the close of our initial public offering and listing on the NASDAQ during the first quarter of fiscal year 2010 contributed $36,456,000, net of underwriting discounts and commissions of $2,744,000. The exercise of stock options contributed $3,683,000 during the first quarter of fiscal year 2011. Additionally, net payments of approximately $4,004,000 of long-term and short-term debt occurred during the first quarter of fiscal year 2011, as compared to net payments of $4,227,000 in the first quarter of fiscal year 2010.

Exchange Rate Change on Cash:

The effect of exchange rate changes on cash was related to fluctuations in renminbi, the functional currency of our Chinese subsidiary.

Commitments and Contractual Obligations

Our commitments and contractual obligations have not changed significantly from those disclosed in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commitments and Contractual Obligations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Internal Controls and Procedures

We are required to comply with the internal control requirements of the Sarbanes-Oxley Act. For the fiscal year ended June 30, 2010, management’s evaluation on the effectiveness of internal control over financial reporting did not include Core Metals, which we acquired on April 1, 2010, as management concluded that it was not possible to conduct an assessment of Core Metals’ internal control over financial reporting in the period between the consummation date and the date of management’s evaluation. Management intends to complete its control assessment of Core Metals by the end of fiscal year 2011, when our management must provide an assessment of the effectiveness of our internal controls and procedures and our auditors must provide an attestation thereof.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements or relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Litigation and Contingencies

We are subject to various lawsuits, investigations, claims and proceedings that arise in the normal course of business, including, but not limited to, employment, commercial, environmental, safety and health matters, as well as claims associated with our historical acquisitions and divestitures. Although it is not presently possible to determine the outcome of these matters, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

At September 30, 2010 and June 30, 2010, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

Long-Term Debt

Long-term debt comprises the following:

	September 30,	June 30,
	2010	2010
	(Dollars in thousands)
Senior term loan	$14,811	16,916
Other	48	96
Total	14,859	17,012
Less current portion of long-term debt	(10,045)	(10,092)
Long-term debt, net of current portion	$4,814	6,920

Senior Term Loan — We entered into a five-year senior term loan in an aggregate principal amount of $40,000,000 during September 2008. Interest on the senior term loan accrues at LIBOR plus an applicable margin percentage or, at our option, prime plus an applicable margin percentage. Principal payments are due in quarterly installments of $2,105,000 commencing on December 31, 2008, and the unpaid principal balance is due in full in September 2013, subject to certain mandatory prepayments. A mandatory prepayment of $2,347,000 was made during the second quarter of fiscal year 2010 based on excess cash flow, as defined in the loan agreement, generated during fiscal year 2009. A mandatory prepayment of $1,558,000 will be made during the second quarter of fiscal year 2011 based on excess cash flow, as defined in the loan agreement, generated during fiscal year 2010. As part of the Dow Corning transactions in fiscal year 2010, we made a $6,000,000 prepayment of the senior term loan, applied to the scheduled installments of principal in inverse order of maturity, in exchange for the release of the assets of West Virginia Alloys, Inc. as security for the senior term loan. The interest rate on this loan was 2.51%, equal to LIBOR plus 2.25%, at September 30, 2010. The senior term loan is secured by substantially all of the assets of Globe Metallurgical, Inc. and is subject to certain restrictive and financial covenants, which include limits on additional debt, restrictions on capital expenditures, restrictions on dividend and other equity distributions, a maximum ratio of debt to earnings before interest, taxes, depreciation, and amortization, and minimum net worth and interest coverage requirements. We were in compliance with, or have received waivers for, the loan covenants at September 30, 2010.

Recently Implemented Accounting Pronouncements

In June 2009, the FASB issued an amendment to ASC Subtopic 860-10, Transfers and Servicing. The objective of this amendment is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This amendment improves financial reporting by eliminating (1) the exceptions for qualifying special-purpose entities from the consolidation guidance and (2) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. This amendment was adopted on July 1, 2010. This change had no effect on our financial position or results of operations.

In June 2009, the FASB issued an amendment to ASC Subtopic 810-10, Consolidation — Variable Interest Entities. The objective of this amendment is to improve financial reporting by enterprises involved with variable interest entities by eliminating the quantitative-based risks and rewards calculation and requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling interest in a variable interest entity. In addition, the amendment requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity. This amendment was adopted on July 1, 2010. We are not currently involved with variable interest entities and, therefore, this change had no effect on our financial position and results of operations.

Accounting Pronouncements to be Implemented

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks have not changed significantly from those disclosed in “Part II — Item 7A. — Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)) as of September 30, 2010. Based upon that evaluation, our Principal Executive Officers and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in “Part I — Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. There have been no material changes in our risks from such description.

Item 6.  Exhibits

Exhibit Number	Description of Document
10.1	Chief Financial Officer and Chief Legal Officer Annual Bonus Plan†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
____________

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Globe Specialty Metals, Inc.
(Registrant)
By:	/s/ Jeff Bradley
Jeff Bradley
Chief Executive Officer

By:	/s/ Malcolm Appelbaum
Malcolm Appelbaum
Chief Financial Officer

November 11, 2010