Form 10-Q
period 2010-12-31
GLOBE SPECIALTY METALS INC
filed 2011-02-11
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 10, 2011, the registrant had 75,168,207 shares of common stock outstanding.

Globe Specialty Metals, Inc.

		Page No.
PART I
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 6.	Exhibits	29
SIGNATURES		30
EX-10.1
EX-10.2 EX-10.3 EX-31.1
EX-31.2
EX-32.1

PART I

Item 1.  Financial Statements

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets
December 31, 2010 and June 30, 2010
(In thousands, except share and per share amounts)
(Unaudited)

	December 31, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$159,314	157,029
Accounts receivable, net of allowance for doubtful accounts of $831
and $997 at December 31, 2010 and June 30, 2010, respectively	47,585	55,907
Inventories	100,003	87,163
Prepaid expenses and other current assets	22,477	23,809
Total current assets	329,379	323,908
Property, plant, and equipment, net of accumulated depreciation and amortization	226,567	219,267
Goodwill	52,074	52,025
Other intangible assets	477	477
Investments in unconsolidated affiliates	8,642	8,185
Deferred tax assets	71	71
Other assets	3,000	3,212
Total assets	$620,210	607,145
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,843	47,298
Current portion of long-term debt	8,450	10,092
Short-term debt	936	8,067
Revolving credit agreements	15,000	-
Accrued expenses and other current liabilities	26,890	35,832
Total current liabilities	98,119	101,289
Long-term liabilities:
Revolving credit agreements	23,000	16,000
Long-term debt	2,728	6,920
Deferred tax liabilities	6,645	6,645
Other long-term liabilities	17,787	17,462
Total liabilities	148,279	148,316
Commitments and contingencies (note 11)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares;
issued, 75,159,207 and 74,421,826 shares at
December 31, 2010 and June 30, 2010, respectively	8	7
Additional paid-in capital	397,792	390,354
Retained earnings	41,362	38,761
Accumulated other comprehensive loss	(4,010)	(4,438)
Treasury stock at cost, 1,000 shares at December 31, 2010 and June 30, 2010	(4)	(4)
Total Globe Specialty Metals, Inc. stockholders’ equity	435,148	424,680
Noncontrolling interest	36,783	34,149
Total stockholders’ equity	471,931	458,829
Total liabilities and stockholders’ equity	$620,210	607,145

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Income Statements
Three and six months ended December 31, 2010 and 2009
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net sales	$155,775	108,278	$293,127	213,736
Cost of goods sold	123,220	87,974	240,101	167,952
Selling, general, and administrative expenses	12,313	13,142	24,524	25,865
Research and development	13	77	45	115
Restructuring charges	-	(13)	-	(81)
Gain on sale of business	-	(23,368)	-	(22,907)
Operating income	20,229	30,466	28,457	42,792
Other income (expense):
Interest income	24	65	59	201
Interest expense, net of capitalized interest	(706)	(1,101)	(1,689)	(2,419)
Foreign exchange (loss) gain	(80)	871	(376)	3,286
Other income	322	199	550	192
Income before provision for income taxes	19,789	30,500	27,001	44,052
Provision for income taxes	6,143	12,568	10,497	17,951
Net income	13,646	17,932	16,504	26,101
(Income) losses attributable to noncontrolling interest, net of tax	(1,938)	602	(2,634)	875
Net income attributable to Globe Specialty Metals, Inc.	$11,708	18,534	$13,870	26,976
Weighted average shares outstanding:
Basic	75,115	74,314	74,847	72,710
Diluted	76,734	75,154	76,430	73,844
Earnings per common share:
Basic	$0.16	0.25	$0.19	0.37
Diluted	0.15	0.25	0.18	0.37
Cash dividends declared per common share	-	-	0.15	-

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity
Six months ended December 31, 2010
(In thousands)
(Unaudited)

	Globe Specialty Metals, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other	Treasury			Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock	Noncontrolling	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	at Cost	Interest	Income	Equity
Balance at June 30, 2010	74,422	$7	390,354	38,761	(4,438)	(4)	34,149		458,829
Share-based compensation	4	—	2,548	—	—	—	—		2,548
Stock option exercises	733	1	4,890	—	—	—	—		4,891
Cash dividend declared	—	—	—	(11,269)	—	—	—		(11,269)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	419	—	—	419	419
Pension liability adjustment (net of
income tax expense of $5)	—	—	—	—	9	—	—	9	9
Net income	—	—	—	13,870	—	—	2,634	16,504	16,504
Total comprehensive income								16,932	16,932
Balance at December 31, 2010	75,159	$8	397,792	41,362	(4,010)	(4)	36,783	16,932	471,931

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows
Six months ended December 31, 2010 and 2009
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net income	$16,504	26,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,984	9,813
Share-based compensation	2,548	3,231
Gain on sale of business	-	(22,907)
Deferred taxes	-	(74)
Changes in operating assets and liabilities:
Accounts receivable, net	8,497	(17,079)
Inventories	(12,895)	2,984
Prepaid expenses and other current assets	1,022	9,413
Accounts payable	(587)	21,616
Accrued expenses and other current liabilities	(8,327)	(17,283)
Other	60	532
Net cash provided by operating activities	18,806	16,347
Cash flows from investing activities:
Capital expenditures	(19,311)	(9,915)
Sale of businesses, net of cash disposed of $0 and $16,555, respectively	2,500	58,445
Working capital adjustments from acquisition of businesses, net	(2,038)	-
Other investing activities	-	(733)
Net cash (used in) provided by investing activities	(18,849)	47,797
Cash flows from financing activities:
Net payments of long-term debt	(5,834)	(16,558)
Net (payments) borrowings of short-term debt	(7,131)	7,324
Net borrowings on revolving credit agreements	22,000	-
Dividend payment	(11,269)	-
Proceeds from stock option exercises	4,891	-
Proceeds from warrants exercised	-	1,287
Proceeds from UPOs exercised	-	210
Sale of noncontrolling interest	-	98,462
Sale of common stock	-	36,456
Other financing activities	-	(937)
Net cash provided by financing activities	2,657	126,244
Effect of exchange rate changes on cash and cash equivalents	(329)	(33)
Net increase in cash and cash equivalents	2,285	190,355
Cash and cash equivalents at beginning of period	157,029	61,876
Cash and cash equivalents at end of period	$159,314	252,231

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$1,284	1,719
Cash paid for income taxes, net of refunds totaling $454 and $2,729, respectively	4,721	12,999

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
Three and six months ended December 31, 2010 and 2009
(Dollars in thousands, except per share amounts)
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

(2)  Summary of Significant Accounting Policies

a. Basis of Presentation

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) of the results for the interim periods presented and such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. There have been no material changes to the Company’s significant accounting policies during the six months ended December 31, 2010.

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

e. Accounting Pronouncements to be Implemented

In October 2009, the FASB issued an amendment to ASC Subtopic 820-10, Fair Value Measurements and Disclosures (ASC 820). This amendment requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The amendment also clarifies existing fair value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The disclosure requirements of the amendment to ASC 820, except for the detailed Level 3 roll forward disclosures, are effective for annual and interim reporting periods beginning after December 15, 2009. The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010. This amendment to ASC 820 has no impact on the Company’s financial position and results of operations.

(3)  Business Combinations and Divestitures

Dow Corning Transactions:

On November 5, 2009, the Company sold 100% of its interest in Globe Metais Indústria e Comércio S.A. (Globe Metais) pursuant to a purchase agreement entered into on that same date by and among the Company and Dow Corning Corporation (Dow Corning). The sale of the Company’s equity interest in Globe Metais was executed in connection with the sale of a 49% membership interest in WVA Manufacturing, LLC (WVA LLC) to Dow Corning, the execution of a long-term supply agreement, and an amendment to an existing supply agreement between Dow Corning and the Company to reduce the amount required to be sold in calendar year 2010 to 20,000 metric tons of silicon metal.

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

In December 2010, the Company completed the divestiture of its 49% ownership interest in Fluorita de Mexico, S.A. de C.V. (FDM) for $2,500. The Company acquired its ownership interest in FDM in connection with the acquisition of Core Metals. FDM operates a fluorite ore mine and fluorspar processing plant located in Mexico, an ancillary business we do not consider critical to our fundamental business strategy. There was no gain or loss associated with the sale of the 49% ownership interest in FDM as the sales price was equal to the recorded book value of this investment.

(4)  Inventories

Inventories comprise the following:

	December 31,	June 30,
	2010	2010
Finished goods	$26,968	19,655
Work in process	5,232	2,860
Raw materials	57,368	54,988
Parts and supplies	10,435	9,660
Total	$100,003	87,163

At December 31, 2010, $93,815 in inventory is valued using the first-in, first-out method and $6,188 using the average cost method. At June 30, 20010, $80,435 in inventory is valued using the first-in, first-out method and $6,728 using the average cost method.

(5)  Property, Plant, and Equipment

Property, plant, and equipment, net of accumulated depreciation and amortization, comprise the following:

	December 31	June 30,
	2010	2010
Land, land improvements, and land use rights	$6,403	6,080
Building and improvements	42,238	41,262
Machinery and equipment	86,586	78,370
Furnaces	131,425	124,898
Other	3,946	3,640
Construction in progress	20,850	17,824
Property, plant, and equipment, gross	291,448	272,074
Less accumulated depreciation and amortization	(64,881)	(52,807)
Property, plant, and equipment, net of accumulated depreciation and amortization	$226,567	219,267

Depreciation expense for the three months and six months ended December 31, 2010 was $6,210 and $11,984, of which $6,026 and $11,625 is recorded in cost of goods sold and $184 and $359 is recorded in selling, general, and administrative expenses, respectively. Depreciation expense for the three months and six months ended December 31, 2009 was $4,855 and $9,503, of which $4,762 and $9,283 is recorded in cost of goods sold and $93 and $220 is recorded in selling, general, and administrative expenses, respectively.

Capitalized interest for the three months and six months ended December 31, 2010 was $9 and $15, respectively. Capitalized interest for the three months and six months ended December 31, 2009 was $70 and $298, respectively.

(6)  Goodwill and Other Intangibles

Goodwill and other intangibles presented below have been allocated to the Company’s operating segments.

a. Goodwill

Changes in the carrying amount of goodwill, by reportable segment, during the six months ended December 31, 2010 are as follows:

		Globe
	GMI	Metales	Solsil	Other	Total

Goodwill	$30,405	14,313	57,656	7,307	109,681
Accumulated impairment loss	—	—	(57,656)	—	(57,656)
Balance at June 30, 2010	30,405	14,313	—	7,307	52,025

Core Metals purchase price allocation adjustments	(133)	—	—	—	(133)
Foreign exchange rate changes	—	—	—	182	182

Goodwill	30,272	14,313	57,656	7,489	109,730
Accumulated impairment loss	—	—	(57,656)	—	(57,656)
Balance at December 31, 2010	$30,272	14,313	—	7,489	52,074

b. Other Intangible Assets

There were no changes in the value of the Company’s definite lived intangible assets, which are fully amortized, or indefinite lived intangible assets during the six months ended December 31, 2010. Amortization expense of purchased intangible assets for the three months and six months ended December 31, 2009 was $46 and $310, respectively, which is recorded in cost of goods sold.

(7)  Debt

a. Short-Term Debt

Short-term debt comprises the following:

		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line
December 31, 2010:
Type debt:
Export financing	$—	—	$7,041
Other	936	4.44%	2,445
Total	$936		$9,486

June 30, 2010:
Type debt:
Export financing	$—	—	$7,041
Other	8,067	3.42%	446
Total	$8,067		$7,487

Export Financing Agreements – The Company’s Argentine subsidiary maintains various short-term export financing agreements. Generally, these arrangements are for periods ranging between seven and eleven months, and require the Company to pledge as collateral certain export receivable. There is no export financing debt outstanding at December 31, 2010 or June 30, 2010.

Other – The balance at June 30, 2010 relates primarily to $5,880 in short-term notes payable to Dow Corning for working capital loans given to WVA LLC. The notes accrued interest at 3.0% and were settled during October 2010.

b. Revolving Credit Agreements

A summary of the Company’s revolving credit agreements at December 31, 2010 is as follows:

		Weighted
	Outstanding	Average	Unused	Total
	Balance	Interest Rate	Commitment	Commitment
Senior credit facility	$23,000	2.51%	$2,750	28,000
Revolving credit facility	15,000	2.52%	—	15,000

As part of the Dow Corning transactions discussed in note 3, the Company agreed to modify the terms of its senior credit facility, which included a reduction of revolving credit from $35,000 to $28,000 in exchange for the release of the assets of West Virginia Alloys, Inc. (West Virginia Alloys) as a security for the senior credit facility. This revolving credit agreement expires in September 2013. Interest on advances under the revolving credit facility accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. The amount available under the revolving credit facility is subject to a borrowing base calculation. The total available commitment on the revolving credit facility includes $10,000 for letters of credit. At December 31, 2010, there was a $23,000 balance outstanding on this revolver. The total commitment outstanding on this credit facility includes $440 outstanding letters of credit associated with supplier contracts and a $1,810 outstanding letter of credit associated with a power supply contract. The revolving credit facility is secured by substantially all of the assets of Globe Metallurgical, Inc. (GMI) and is subject to certain restrictive and financial covenants, which include limits on additional debt, restrictions on capital expenditures, restrictions on dividend and other equity distributions, a maximum ratio of debt to earnings before interest, taxes, depreciation, and amortization, and minimum net worth and interest coverage requirements. The commitment under the revolving credit facility may be withdrawn if the Company defaults under the terms of these covenants or fails to remit payments when due. The Company was in compliance with, or had received waivers for, the loan covenants at December 31, 2010.

The Company classifies borrowings under the senior credit facility as long-term liabilities given our ability to renew and extend borrowings under this agreement beyond one year from the balance sheet date.

On October 1, 2010, the Company entered into a new $15,000 revolving credit facility, and utilized proceeds from borrowings under the revolving credit facility to repay the Company’s $5,880 short-term notes payable to Dow Corning. Total borrowings under this credit facility were $15,000 at December 31, 2010. Interest on advances under the revolving credit facility accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. The credit facility is subject to certain restrictive and financial covenants, which include limits on additional debt, a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization and minimum net worth. The Company was in compliance with the loan covenants at December 31, 2010.

The Company classifies borrowings under this revolving credit facility as current liabilities as the arrangement is payable in full upon the earlier of 10 business days following written demand by the lender or the agreement’s expiration on March 31, 2012.

c. Long-Term Debt

Long-term debt comprises the following:

	December 31,	June 30,
	2010	2010
Senior term loan	$11,148	16,916
Other	30	96
Total	11,178	17,012
Less current portion of long-term debt	(8,450)	(10,092)
Long-term debt, net of current portion	$2,728	6,920

Senior Term Loan — The Company’s subsidiary, GMI, entered into a five-year senior term loan in an aggregate principal amount of $40,000 during September 2008. Interest on the senior term loan accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. Principal payments are due in quarterly installments of $2,105, commencing on December 31, 2008, and the unpaid principal balance is due in full in September 2013, subject to certain mandatory prepayments. Mandatory prepayments of $1,558 and $2,347 were made during the second quarter of fiscal years 2011 and 2010, respectively, based on excess cash flow, as defined in the loan agreement, generated during fiscal years 2010 and 2009. As part of the Dow Corning transactions discussed in note 3, the Company made a $6,000 prepayment of the senior term loan, applied to the scheduled installments of principal in inverse order of maturity, in exchange for the release of the assets of West Virginia Alloys as security for the senior term loan. The interest rate on this loan was 2.51%, equal to LIBOR plus 2.25%, at December 31, 2010. The senior term loan is secured by substantially all of the assets of GMI and is subject to certain restrictive and financial covenants, which include limits on additional debt, restrictions on capital expenditures, restrictions on dividend and other equity distributions, a maximum ratio of debt to earnings before interest, taxes, depreciation, and amortization, and minimum net worth and interest coverage requirements. The Company was in compliance with, or had received waivers for, the loan covenants at December 31, 2010.

See note 8 (Derivative Instruments) for a discussion of derivative financial instruments entered into to reduce the Company’s exposure to interest rate fluctuations on outstanding debt.

d. Debt Covenant Waiver

As discussed above, the Company’s senior credit facility and senior term loan are subject to certain restrictive and financial covenants. The Company was in compliance with these loan covenants at December 31, 2010, except as related to the minimum fixed charge coverage ratio. The Company received a waiver, which reduced the minimum fixed charge coverage ratio for the fiscal quarters ending December 31, 2010 and March 31, 2011.

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

Interest Rate Risk:

The Company is exposed to market risk from changes in interest rates on certain of its debt obligations.

In connection with GMI’s senior credit facility and senior term loan (note 7), the Company entered into an interest rate cap arrangement and three interest rate swap agreements to reduce our exposure to interest rate fluctuations.

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

Foreign Currency Risk:

The Company is exposed to market risk arising from changes in currency exchange rates as a result of its operations outside the United States, principally in Argentina and China. A portion of the Company’s net sales generated from its non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of the Company’s operating costs for its non-U.S. operations are denominated in local currencies, principally the Argentine peso and the Chinese renminbi. Consequently, the translated U.S. dollar value of the Company’s non-U.S. dollar net sales, and related accounts receivable balances, and our operating costs are subject to currency exchange rate fluctuations. Derivative instruments are not used extensively to manage this risk. The Company utilized derivative financial instruments, including foreign exchange forward contracts, to manage a portion of its net foreign currency exposure to the Brazilian real, prior to the sale of Globe Metais discussed in note 3, and the Euro. No foreign currency derivative financial instruments are outstanding at December 31, 2010.

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

In June 2010, the Company entered into a power hedge agreement on a 175,440 MWh notional amount of electricity, representing approximately 20% of the power required by our Niagara Falls, New York plant not supplied by the facility’s long-term power contract over the term of the hedge agreement. The notional amount decreases equally per month through the agreement’s expiration on June 30, 2012. Under the power hedge agreement, the Company fixed the power rate at $39.60 per MWh over the life of the contract. In October 2010, the Company entered into a power hedge agreement on an 87,600 MWh notional amount of electricity, also for power required at our Niagara Falls, New York plant. The notional amount decreases equally per month from the agreement’s July 1, 2012 effective date through its expiration on June 30, 2013. Under this power hedge agreement, the Company fixed the power rate at $39.95 per MWh over the life of the contract.

The effect of the Company’s derivative instruments on the condensed consolidated income statement is summarized in the following table:

	Gain (Loss) Recognized		Gain (Loss) Recognized
	During the Three Months		During the Six Months
	Ended December 31,		Ended December 31,		Location
	2010	2009	2010	2009	of Gain (Loss)
Interest rate derivatives	$22	(267)	(165)	(745)	Interest expense
Foreign exchange forward contracts	—	33	(190)	849	Foreign exchange (loss) gain
Power hedges	583	—	170	—	Cost of goods sold

The fair values of the Company’s derivative instruments at December 31, 2010 are summarized in note 15 (Fair Value Measures). The liabilities associated with the Company’s interest rate derivatives and power hedges of $424 and $73, respectively, are included in other long-term liabilities.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Interest cost	$359	301	720	604
Service cost	29	—	57	—
Expected return on plan assets	(364)	(245)	(743)	(493)
Amortization of net loss	183	135	338	286
Net periodic pension expense	$207	191	372	397

The Company expects to make discretionary contributions of approximately $1,080 to the plans for the fiscal year ended June 30, 2011, of which $542 has been contributed through December 31, 2010.

(10)  Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted as necessary for quarterly events. In accordance with ASC Topic 740, Income Taxes — Accounting for Income Taxes in Interim Periods, the Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries. The effective tax rates for the six months ended December 31, 2010 and 2009 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the respective periods.

The Company’s effective tax rate for the six months ended December 31, 2010 was 38.9% compared to 40.7% for the six months ended December 31, 2009. The annual effective rate excluding discrete items is 34.6% for the six months ended December 31, 2010. Discrete items for the exercise of stock options and for research and development credit carryforward have been recorded in the period of $1,596 and ($954), respectively.

The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. During the six months ended December 31, 2010, the Company’s net valuation allowances decreased primarily due to the income forecasted for the current year in Poland.

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. The Company’s principal jurisdictions include the U.S., Argentina, Poland, and China. A number of years may elapse before a tax return is audited and finally resolved. The open tax years subject to examination varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions and the related open tax years subject to examination are as follows: the U.S. from 2007 to present, Argentina from 2005 to present, Poland from 2005 to present and China from 2007 to present. The Company is also subject to tax examinations in Brazil for the period from 2005 to November 5, 2009, the date of sale of our Brazilian manufacturing operations.

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results could be materially impacted. There were no significant changes in the Company’s uncertain income tax positions during the six months ended December 31, 2010.

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

During the six months ended December 31, 2010, the Company made escrow deposits and received payments, which netted to $2,038 for working capital claims associated with our historical acquisitions. These amounts were accrued as of June 30, 2010.

b. Environmental Contingencies

It is the Company’s policy to accrue for costs associated with environmental assessments, remedial efforts, or other environmental liabilities when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. When a liability for environmental remediation is recorded, such amounts will be recorded without giving effect to any possible future recoveries. At December 31, 2010, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

c. Employee Contracts

As of December 31, 2010, there are 371 employees that are covered by union agreements expiring within one year.

d. Power Commitments

On May 20, 2008, Empire State Development and New York Power Authority announced that hydropower from the Niagara Power Project would be supplied to the Company, which enabled it to reopen and expand its previously idle manufacturing facility in Niagara Falls, New York. On January 30, 2009, the Company entered into a commodity purchase agreement with New York Power Authority and Niagara Mohawk Power Corporation where the Company is supplied up to a maximum of 40,000 kW of hydropower from the Niagara Power Project to operate its Niagara Falls facility. The hydropower is supplied at preferential power rates plus market-based delivery charges for a period of up to 5 years. Under the terms of the contract, the Company has committed to specified employment levels and a $60,000 capital expansion program, which, if not met, could reduce the Company’s power allocation from the Niagara Power Project. As of December 31, 2010, the Company has spent approximately $34,000 related to the capital expansion of our Niagara Falls facility.

e. Joint Development Supply Agreement

On April 24, 2008, the Company’s subsidiaries, Solsil, Inc. (Solsil) and GMI, entered into a technology license, joint development and supply agreement with BP Solar International Inc. (BP Solar) for the sale of solar grade silicon. As part of this agreement, BP Solar paid Solsil $10,000 as an advance for research and development services and facilities construction. In accordance with ASC 605.25, revenue associated with this agreement was deferred until specific contract milestone had been achieved, or research development services were successful in reducing manufacturing costs. Revenue would then would be recognized ratably as product was delivered to BP Solar, or, if research and development services were performed, but unsuccessful, deferred until contract expiration. In November 2010, the technology license, joint development and supply agreement was terminated, $9,400 in previously deferred revenue was recognized by the Company, and the Company made a $600 payment to BP Solar.

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

b. Dividend

On September 16, 2010, the Company’s board of directors approved a dividend of $0.15 per common share. The dividend, totaling $11,269, was paid on October 29, 2010, to stockholders of record as of October 15, 2010.

(13)  Earnings Per Share

Basic earnings per common share are calculated based on the weighted average number of common shares outstanding during the three and six months ended December 31, 2010 and 2009, respectively. Diluted earnings per common share assumes the exercise of stock options, the vesting of restricted stock grants, as well as the conversion of previously outstanding warrants and unit purchase options, provided in each case the effect is dilutive.

The reconciliation of the amounts used to compute basic and diluted earnings per common share for the three and six months ended December 31, 2010 and 2009 is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Basic earnings per share computation
Numerator:
Net income attributable to Globe Specialty Metals, Inc.	$11,708	18,534	13,870	26,976
Denominator:
Weighted average basic shares outstanding	75,115,084	74,313,832	74,847,384	72,709,826
Basic earnings per common share	$0.16	0.25	0.19	0.37
Diluted earnings per share computation
Numerator:
Net income attributable to Globe Specialty Metals, Inc.	$11,708	18,534	13,870	26,976
Denominator:
Weighted average basic shares outstanding	75,115,084	74,313,832	74,847,384	72,709,826
Effect of dilutive securities	1,619,165	840,373	1,582,324	1,134,137
Weighted average diluted shares outstanding	76,734,249	75,154,205	76,429,708	73,843,963
Diluted earnings per common share	$0.15	0.25	0.18	0.37

Potential common shares associated with outstanding stock options totaling 107,960 and 877,001 for the three and six months ended December 31, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings per common share because their effect would be anti-dilutive.

(14)  Share-Based Compensation

The Company’s share-based compensation program consists of the Globe Specialty Metals, Inc. 2006 Employee, Director and Consultant Stock Plan (the Stock Plan). The Stock Plan was initially approved by the Company’s stockholders on November 10, 2006, and was amended and approved by the Company’s stockholders on December 6, 2010 to increase by 1,000,000 the number of shares of common stock authorized for issuance under the Stock Plan. The Stock Plan, as amended, provides for the issuance of a maximum of 6,000,000 shares of common stock for the granting of incentive stock options, nonqualified options, stock grants, and share-based awards. Any remaining shares available for grant, but not yet granted, will be carried over and used in the following fiscal years. During the six months ended December 31, 2010, share-based compensation awards were limited to the issuance of nonqualified stock options, 3,696 restricted stock grants, and 4,356 common stock grants.

At December 31, 2010, there were 1,622,157 shares available for grant. 3,527,250 outstanding incentive stock options, of which 308,250 were exercised through December 31, 2010, vest and become exercisable in equal one-quarter increments every six months from the date of grant or date of modification. 810,000 option grants, of which 523,333 were exercised through December 31, 2010, vest and become exercisable in equal one-third increments on the first, second, and third anniversaries of the date of grant. 7,960 option grants and 3,696 restricted stock grants vest and become exercisable on June 30, 2011. 21,500 option grants and 4,356 common stock grants were issued as immediately vested at the date of grant. All option grants have maximum contractual terms ranging from 5 to 10 years.

A summary of the changes in options outstanding under the Stock Plan during the six months ended December 31, 2010 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term in Years	Value
Outstanding as of June 30, 2010	4,266,442	$5.18	3.89	$23,509
Granted	7,960	16.23
Exercised	(733,025)	6.67
Forfeited and expired	(6,250)	4.00
Outstanding as of December 31, 2010	3,535,127	$4.90	3.67	$43,879

Exercisable as of December 31, 2010	2,595,791	$4.76	3.72	$32,361

During the six months ended December 31, 2010, 920,041 options vested, resulting in total vested options of 3,427,374. There are 939,336 nonvested options outstanding with a grant date fair value, as modified, of $1.80. The weighted average per share fair value of stock option grants outstanding at December 31, 2010 is $2.89.

For the three and six months ended December 31, 2010, share-based compensation expense was $1,274 ($687 after tax) and $2,548 ($1,375 after tax), respectively. For the three and six months ended December 31, 2009, share-based compensation expense was $1,476 ($797 after tax) and $3,231 ($1,743 after tax), respectively. The expense is reported within selling, general, and administrative expenses.

As of December 31, 2010, the Company has unearned compensation expense of $1,785, before income taxes, related to nonvested stock option awards. The unrecognized compensation expense is expected to be recognized over the following periods ending on June 30:

	2011	2012	2013	2014	2015
Share-based compensation (pretax)	$1,670	113	2	—	—

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

The Company does not have any assets that are required to be remeasured at fair value at December 31, 2010 or June 30, 2010. The following table summarizes the liabilities measured at fair value on a recurring basis, all of which were measured on Level 2 inputs:

	December 31, 2010	June 30, 2010
Interest rate derivatives	$424	476
Foreign exchange forward contracts	—	77
Power hedges	73	243
Total	$497	796

Derivative liabilities relate to the interest rate cap and interest rate swap agreements, the foreign exchange forward contracts, and power hedge agreements summarized in note 8 (Derivative Instruments). Fair values are determined by independent brokers using quantitative models based on readily observable market data. See note 7 (Debt) for information regarding the fair value of our outstanding debt.

(16)  Related Party Transactions

From time to time, the Company enters into transactions in the normal course of business with related parties. Management believes that such transactions are at arm’s length and for terms that would have been obtained from unaffiliated third parties.

A current and a former member of the board of directors are affiliated with Marco International and Marco Realty. During the three and six months ended December 31, 2010 and 2009, the Company:

•
Paid Marco Realty $0 and $51 during the three months ended December 31, 2010 and 2009, respectively, and $0 and $98 during the six months ended December 31, 2010 and 2009, respectively, to rent office space for its corporate headquarters in New York City, New York.

•
Entered into agreements with Marco International to purchase carbon electrodes. Marco International billed $4,896 and $1,361 during the three months ended December 31, 2010 and 2009, respectively, and $9,865 and $3,023 during the six months ended December 31, 2010 and 2009, respectively, under these agreements. At December 31, 2010 and June 30, 2010, payables to Marco International under these agreements totaled $1,197 and $8,162, respectively.

•
Entered into an agreement to sell ferrosilicon to Marco International. Net sales were $108 and $81 during the three months ended December 31, 2010 and 2009, respectively, and $324 and $266 during the six months ended December 31, 2010 and 2009, respectively, under this agreement.

•
Entered into an agreement to sell calcium silicon powder to Marco International. Net sales were $2,096 and $0 during the three months ended December 31, 2010 and 2009, respectively, and $2,495 and $0 during the six months ended December 31, 2010 and 2009, respectively, under this agreement. At December 31, 2010 and June 30, 2010, payables to Marco International under these agreements totaled $1,096 and $0, respectively.

The Company is affiliated with Norchem, Inc. (Norchem) through its 50.0% equity interest. During the three months ended December 31, 2010 and 2009, the Company sold Norchem product valued at $1,328 and $633, respectively. During the six months ended December 31, 2010 and 2009, the Company sold Norchem product valued at $2,758 and $2,115, respectively. At December 31, 2010 and June 30, 2010, receivables from Norchem totaled $388 and $747, respectively.

Prior to our purchase of a majority interest in Ningxia Yonvey Coal Industrial Co., Ltd (Yonvey), Yonvey’s predecessor had entered into a lending agreement with the remaining minority stockholder. At December 31, 2010 and June 30, 2010, $877 and $849, respectively, remained payable to Yonvey from this related party.

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

Each of our reportable segments distributes its products in both its country of domicile, as well as to other international customers. The following presents the Company’s consolidated net sales by product line:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Silicon metal	$76,302	74,184	149,065	143,586
Silicon-based alloys	59,408	30,340	112,971	59,906
Other	20,065	3,754	31,091	10,244
Total	$155,775	108,278	293,127	213,736

a. Segment Data

Summarized financial information for our reportable segments as of, and for, the three and six months ended December 31, 2010 and 2009, is shown in the following tables:

	Three Months Ended			Three Months Ended
	December 31,			December 31,
	2010			2009
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes
GMI	$119,649	14,143	14,100	76,514	9,062	8,792
Globe Metais	8,647	(29)	(29)	19,389	1,917	2,882
Globe Metales	15,449	3,066	2,740	12,495	2,736	2,298
Solsil	9,400	9,186	9,186	(25)	(637)	(667)
Corporate	-	(6,037)	(6,084)	-	18,873	18,832
Other	12,035	706	682	2,573	(1,404)	(1,556)
Eliminations	(9,405)	(806)	(806)	(2,668)	(81)	(81)
Total	$155,775	20,229	19,789	108,278	30,466	30,500

	Six Months Ended				Six Months Ended
	December 31,				December 31,
	2010				2009
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes	Total Assets	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes
GMI	$236,369	26,241	25,508	350,627	147,375	21,927	21,097
Globe Metais	15,421	(72)	(71)	4,949	40,980	3,949	7,281
Globe Metales	29,743	5,544	4,939	73,658	23,523	6,234	5,504
Solsil	9,400	9,077	9,077	30,243	20	(891)	(921)
Corporate	-	(11,040)	(11,367)	399,863	-	13,870	13,473
Other	16,652	565	773	41,909	5,623	(2,651)	(2,736)
Eliminations	(14,458)	(1,858)	(1,858)	(281,039)	(3,785)	354	354
Total	$293,127	28,457	27,001	620,210	213,736	42,792	44,052

The accounting policies of our operating segments are the same as those disclosed in note 2 (Summary of Significant Accounting Policies) to our June 30, 2010 financial statements. We evaluate segment performance principally based on operating income (loss).

b. Geographic Data

Net sales are attributed to geographic regions based upon the location of the selling unit. Net sales by geographic region for the three and six months ended December 31, 2010 and 2009 consist of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
United States	$137,662	92,020	261,156	175,403
Argentina	14,581	10,087	26,782	20,210
Brazil	—	3,706	—	12,820
China	192	16	211	424
Poland	3,340	2,449	4,978	4,879
Total	$155,775	108,278	293,127	213,736

Long-lived assets by geographical region at December 31, 2010 and June 30, 2010 consist of the following:

	December 31,	June 30,
	2010	2010
United States	$219,335	211,876
Argentina	31,384	31,665
China	27,578	27,428
Poland	821	800
Total	$279,118	271,769

Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation and amortization, and goodwill and other intangible assets.

c. Major Customer Data

The following is a summary of the Company’s major customers and their respective percentages of consolidated net sales for the three and six months ended December 31, 2010 and 2009:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Dow Corning	17%	28%	17%	26%
Wacker Chemie AG	8	14	8	13
All other customers	75	58	75	61
Total	100%	100%	100%	100%

In addition to sales made to Dow Corning under the long-term supply agreement associated with their 49% ownership interest in WVA LLC, the Company had one contract with Dow Corning. The agreement was a four year arrangement in which Dow Corning was to purchase 30,000 metric tons of silicon metal per calendar year through December 31, 2010. This contract was amended in November 2008 to provide for the sale of an additional 17,000 metric tons of silicon metal to be purchased in calendar year 2009. The contract was further amended in connection with the Dow Corning transactions discussed in note 3 to reduce the amount required to be sold in calendar year 2010 to 20,000 metric tons of silicon metal. In December 2010, the Company agreed to pay $4,276 to Dow Corning to settle certain remaining sales obligations under this contract, which is recorded in cost of goods sold for the three and six months ended December 31, 2010. In November 2010, the Company completed negotiations for a supply contract to provide 10,000 metric tons of silicon metal to Dow Corning during calendar year 2011.

(18)  Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued, and determined there have been no events that have occurred that would require adjustments to our condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Certain statements made in this quarterly report involve risks and uncertainties. These forward-looking statements reflect the Company’s best judgment based on our current expectations, assumptions, estimates, and projections about us and our industry, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements are more fully described in the “Risk Factors” sections contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and in this Quarterly Report. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report, as well as the more detailed information in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Introduction

Globe Specialty Metals, Inc., together with its subsidiaries (collectively, “we” or “our”) is one of the leading manufacturers of silicon metal and silicon-based alloys. As of December 31, 2010, we owned and operated six principal manufacturing facilities, in two primary operating segments: GMI, our U.S. operations and, Globe Metales, our Argentine operations.

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

•
Other — includes an electrode production operation in China (Yonvey) and a cored-wire production facility located in Poland. These operations do not fit into the above reportable segments, and are immaterial for purposes of separate disclosure.

Overview and Recent Developments

Our end markets for silicon metal and silicon-based alloys, which include chemicals, steel, aluminum and solar, remain strong. In our chemicals end market, which represents producers of silicones, the single largest application for silicon metal, the large manufacturers continue to announce increased sales and profits. Polysilicon production and solar cell demand is also continuing its growth with new production capacity coming on line around the world. Steel capacity utilization and auto production, two significant end markets, are both growing. We are presently running all of our furnaces in our six primary plants at full capacity, subject to maintenance outages, including our Niagara Falls plant, which is operating as expected.

During the quarter ended December 31, 2010, we had a planned outage of one furnace in our Alloy, West Virginia plant for approximately fifty five days for a new shell and lining, and an unplanned outage of approximately two weeks at our Bridgeport, Alabama plant. As a result of these outages, we produced slightly less material than during a normalized quarter, which led total shipments to be only 1% higher than the quarter ended September 30, 2010, which included several planned outages. In each of the next two quarters we expect to have only one planned outage.

Net sales for the quarter ended December 31, 2010 increased $18,423,000, or 13%, from the preceding quarter ended September 30, 2010, as a result of a 6% increase in average selling price, a 1% increase in tons shipped, and the recognition of $9,400,000 of deferred revenue from our Solsil business unit, based on the satisfaction of the remaining requirements related to that revenue. The average selling price of silicon-based alloys increased 10% as a result of higher pricing of all alloy products, and the average selling price of silicon metal increased 3% due to higher spot pricing, offset by our large volume of fixed price contracts, which all expired on December 31, 2010.

During the quarter ended December 31, 2010, we also incurred $4,300,000 of pre-tax expense related to a payment to a customer to satisfy the remaining balance of silicon metal due under a long-term, below-market contract. As a result of that payment and shipments made during the first week of January 2011, the contract has been fully satisfied. We also incurred $1,000,000 of transaction-related professional fees in the quarter.

Income before provision for income taxes totaled $19,789,000 in the quarter ended December 31, 2010, and included the recognition of $9,400,000 of deferred revenue described above, the $4,300,000 of expense related to satisfaction of the long-term supply contract, and the $1,000,000 of transaction expenses. This compares to income before provision for income taxes in the preceding quarter ended September 30, 2010 of $7,212,000, which included pre-tax start-up costs of $3,200,000.

Outlook

Demand and pricing for our products continues to improve as end markets are strengthening. We are operating at full capacity, subject to maintenance outages. As demand has continued to improve, and all Western world suppliers appear to be running at full capacity, spot prices for our products have been increasing. Due to our long-term and annual contracts for silicon metal, which accounted for the bulk of our shipments in the quarter ended December 31, 2010, we only benefited modestly from this price appreciation. We expect to fully benefit from higher pricing beginning on January 1, 2011, as all of our long-term and annual below-market contracts expired. Results for the quarter ending March 31, 2011 will include significantly higher pricing for silicon metal, reflecting the range of spot prices during the time we entered into the 2011 annual contracts, which was largely in the fourth quarter of calendar 2010. We entered into annual 2011 contracts for a significant portion of our silicon metal capacity and only have a modest amount of additional capacity available for delivery in the second half of calendar 2011. We expect a modest increase in silicon metal tons sold in the quarters ending March 31, 2011 and June 30, 2011, as we have converted one furnace in our Beverly, Ohio plant from silicon-based alloys to silicon metal, and we expect fewer furnace outages for planned maintenance during these quarters.

We anticipate a significant increase in silicon metal average selling price in our fiscal third and fourth quarters ending March 31, 2011 and June 30, 2011 from the quarter ended December 31, 2010, as a result of the expiration of our annual and long-term, below market silicon metal contracts and the significantly higher pricing included in our new annual 2011 contracts.

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

Income Taxes

In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Subsequent recognition, derecognition, and measurement of a tax position taken in a previous period are separately recognized in the quarter in which they occur.

Results of Operations

GSM Three Months Ended December 31, 2010 vs. 2009

Consolidated Operations:

	Three Months Ended
	December 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$155,775	108,278	47,497	43.9%
Cost of goods sold	123,220	87,974	35,246	40.1%
Selling, general and administrative expenses	12,313	13,142	(829)	(6.3%)
Research and development	13	77	(64)	(83.1%)
Restructuring charges	-	(13)	13	NA
Gain on sale of business	-	(23,368)	23,368	NA
Operating income	20,229	30,466	(10,237)	(33.6%)
Interest expense, net	(682)	(1,036)	354	(34.2%)
Other income	242	1,070	(828)	(77.4%)
Income before provision for income taxes	19,789	30,500	(10,711)	(35.1%)
Provision for income taxes	6,143	12,568	(6,425)	(51.1%)
Net income	13,646	17,932	(4,286)	(23.9%)
(Income) losses attributable to noncontrolling interest, net of tax	(1,938)	602	(2,540)	(421.9%)
Net income attributable to Globe Specialty Metals, Inc.	$11,708	18,534	(6,826)	(36.8%)

Net Sales:

	Three Months Ended December 31, 2010			Three Months Ended December 31, 2009
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$76,302	29,922	$2,550	$74,184	28,759	$2,580
Silicon-based alloys	59,408	29,249	2,031	30,340	15,749	1,926
Silicon metal and silicon-based alloys	135,710	59,171	2,294	104,524	44,508	2,348
Silica fume and other	20,065			3,754
Total net sales	$155,775			$108,278

Net sales increased $47,497,000, or 44%, from the prior year to $155,775,000 primarily as a result of a 33% increase in metric tons sold. The increase in metric tons sold resulted in an increase in net sales of $29,007,000 and was related to a 4% increase in silicon metal and an 86% increase in silicon-based alloy metric tons sold. Silicon metal volume sold was higher due to increased demand, which led us to reopen our Niagara Falls, New York facility in November 2009, which contributed approximately 2,300 incremental metric tons, and our Selma, Alabama facility in January 2010, which contributed approximately 4,500 metric tons sold during the second quarter of fiscal year 2011. These increases were offset by the decrease in volume due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009. Subsequent to this divestiture, remaining Globe Metais sales relate only to the fulfillment of certain retained customer contracts with product purchased from our former Brazilian manufacturing operations at a purchase price equal to our sales price. The increase in silicon-based alloy volume includes the impact of the Core Metals Group Holdings LLC (Core Metals) acquisition, which contributed approximately 8,200 metric tons of ferrosilicon in the second quarter of fiscal year 2011. Additionally, end market demand for ferrosilicon and magnesium ferrosilicon increased in the second quarter of fiscal year 2011 due to the economic recovery, particularly in steel and automotive production. The average selling price of silicon-based alloys increased by 5%, while the average selling price of silicon metal declined by 1%. The increase in silicon-based alloy pricing was due to significant pricing increases in ferrosilicon and magnesium ferrosilicon resulting from the economic recovery. This impact was offset by the acquisition of Core Metals in the fourth quarter of fiscal year 2010, which resulted in a mix shift towards the production of ferrosilicon, which is our lowest priced alloy and also has the lowest cost of production. The decrease in silicon metal pricing was primarily due to the impact of shipping 49% of our Alloy joint venture output at cost to Dow Corning Corporation (Dow Corning), offset by favorable annual contracts and higher spot pricing in the second quarter of fiscal year 2011. Other revenue increased by $16,311,000, primarily as a result of $4,832,000 of other sales from Core Metals and the recognition of $9,400,000 in previously deferred revenue from Solsil associated with a technology license, joint development and supply agreement with BP Solar International Inc. (BP Solar), which was terminated in the second quarter of fiscal year 2011.

Cost of Goods Sold:

The $35,246,000, or 40%, increase in cost of goods sold was a result of a 33% increase in metric tons sold, as well as a 5% increase in our cost per ton sold. This increase in cost per ton sold was primarily the result of the impact of planned furnace maintenance outages at GMI, higher power rates at Globe Metales and GMI, and $4,300,000 of expense related to satisfaction of the long-term supply contract in the second quarter of fiscal year 2011, offset by start-up costs of approximately $3,600,000 at our Niagara Falls and Selma plants in the second quarter of fiscal year 2010. These cost increases were partially offset by the mix shift to ferrosilicon, which has our lowest cost of production, and the timing of the sale of our Brazilian manufacturing operations on November 5, 2009.

Gross margin represented approximately 19% of net sales in the second quarter of fiscal year 2010 and increased to approximately 21% of net sales in the second quarter of fiscal year 2011, primarily as a result of higher silicon-based alloy selling prices, offset by higher power costs at Globe Metales and GMI, as well as the impact of reduced margins on the sale of product purchased from our former Brazilian manufacturing operations.

Selling, General and Administrative Expenses:

The decrease in selling, general and administrative expenses of $829,000, or 6%, was due to a decrease of approximately $909,000 at Globe Metais due to the timing of the sale of our Brazilian manufacturing operations, a decrease of approximately $1,042,000 in bonus expense at Corporate, and a reduction in legal expense of approximately $850,000 at GMI. These reductions were offset by the impact of the acquisition of Core Metals, which increased expense by $724,000, and an increase in due diligence costs and travel expenses of approximately $1,230,000 at Corporate.

Gain on Sale of Business:

Gain on sale of business for the second quarter of fiscal year 2010 was approximately $23,368,000 and was associated with the sale of our Brazilian manufacturing operations to Dow Corning on November 5, 2009.

Net Interest Expense:

Net interest expense decreased by $354,000 primarily due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009, which resulted in a reduction in net interest expense of $124,000, as well as lower financing fees at GMI.

Other Income:

Other income decreased by $828,000 due primarily to a foreign exchange gain of $1,144,000 at Globe Metais in the second quarter of fiscal year 2010, primarily associated with the revaluation of long-term reais denominated tax liabilities. These foreign exchange fluctuations no longer occur following the sale of our Brazilian manufacturing operations on November 5, 2009. The impact of this prior year gain was offset by a foreign exchange gain of $125,000 at Yonvey in the second quarter of fiscal year 2011 due to currency fluctuations associated with the Chinese renminbi.

Provision for Income Taxes:

Provision for income taxes as a percentage of pre-tax income was approximately 31%, or $6,143,000, in the second quarter of fiscal year 2011 and was approximately 41%, or $12,568,000, in the second quarter of fiscal year 2010. The decrease in the effective tax rate is due primarily to the recognition of $9,395,000 in income tax expense during the second quarter of fiscal year 2010 associated with the sale of our Brazilian manufacturing operations and the recognition of research and development credit carryforwards of $954,000 in the second quarter of fiscal year 2011.

Segment Operations

GMI

	Three Months Ended
	December 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$119,649	76,514	43,135	56.4%
Cost of goods sold	100,923	62,574	38,349	61.3%
Selling, general and administrative expenses	4,583	4,891	(308)	(6.3%)
Restructuring charges	-	(13)	13	NA
Operating income	$14,143	9,062	5,081	56.1%

Net sales increased $43,135,000, or 56%, from the prior year to $119,649,000. The increase was primarily attributable to a 51% increase in metric tons sold. Silicon metal volume was higher by 16% primarily due to increased demand, which led us to reopen our Niagara Falls, New York facility in November 2009, which contributed approximately 2,300 incremental metric tons, and our Selma, Alabama facility in January 2010, which contributed approximately 4,500 metric tons sold during the second quarter of fiscal year 2011. Silicon-based alloy volume was higher by 130% due to an increase in end market demand, primarily from the steel and automotive industries, for ferrosilicon and magnesium ferrosilicon in the second quarter of fiscal year 2011. The increase in silicon-based alloy volume includes the impact of the Core Metals acquisition, which contributed approximately 8,200 metric tons of ferrosilicon in the second quarter of fiscal year 2011. Pricing for silicon metal increased 5% due to the impact of favorable annual contracts and improved spot pricing in the second quarter of fiscal year 2011, offset by the Alloy joint venture pricing. Silicon-based alloy pricing increased by 1% due to significant price increases in ferrosilicon and magnesium ferrosilicon, resulting from the economic recovery, offset by the impact of the acquisition of Core Metals in the fourth quarter of fiscal year 2010. This acquisition caused a product mix shift towards ferrosilicon, which is our lowest priced alloy and also has the lowest cost of production.

The GMI segment includes the Alloy joint venture, which was entered into on November 5, 2009, and sells 49% of the output of the Alloy plant to Dow Corning at cost. We control the joint venture and consolidate its results in our financial statements. As a result of the joint venture, GMI’s gross margin has been reduced by virtue of the material sold to Dow Corning at cost.

Operating income increased by $5,081,000 from the prior year quarter to $14,143,000. This increase was primarily due to higher volumes shipped of silicon-based alloys and higher average selling prices for silicon metal. Cost of goods sold increased by 61%, while volumes increased by only 51%. This caused an increase in the cost per ton sold, which reflects the impact of planned furnace maintenance outages, higher power rates, and $4,300,000 of expense related to satisfaction of the long-term supply contract in the second quarter of fiscal year 2011, offset by start-up costs of approximately $3,600,000 at our Niagara Falls and Selma plants in the second quarter of fiscal year 2010. The addition of Core Metals contributed $724,000 to selling, general and administrative expenses in the second quarter of fiscal year 2011, which was offset by reduced legal expense of approximately $850,000.

Globe Metais

	Three Months Ended
	December 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$8,647	19,389	(10,742)	(55.4%)
Cost of goods sold	8,647	15,247	(6,600)	(43.3%)
Selling, general and administrative expenses	29	938	(909)	(96.9%)
Loss on sale of business	-	1,287	(1,287)	NA
Operating (loss) income	$(29)	1,917	(1,946)	(101.5%)

Net sales decreased $10,742,000, or 55%, from the prior year to $8,647,000. The decrease was primarily attributable to a decrease in metric tons sold of 41% and a decrease in average selling prices of 22%. The decrease in volume was due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009. Subsequent to this divestiture, remaining Globe Metais sales relate only to the fulfillment of certain retained customer contracts with product purchased from our former Brazilian manufacturing operations at a purchase price equal to our sales price. The decrease in pricing was due to the year over year currency impact of Euro denominated contracts.

Operating (loss) income decreased by $1,946,000, or 102%, from the prior year to $(29,000). The decrease was primarily due to the timing of the sale of our Brazilian manufacturing operations, which led to lower sales volumes, as well as the impact of reduced margins on the sale of product purchased from our former Brazilian manufacturing operations. Selling, general and administrative expenses decreased by $909,000 primarily due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009. Results in the second quarter of fiscal year 2010 also included transaction costs of $1,287,000 associated with the sale of the business.

Globe Metales

	Three Months Ended
	December 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$15,449	12,495	2,954	23.6%
Cost of goods sold	11,460	8,942	2,518	28.2%
Selling, general and administrative expenses	923	817	106	13.0%
Operating income	$3,066	2,736	330	12.1%

Net sales increased $2,954,000, or 24%, from the prior year to $15,449,000. This increase was primarily attributable to a 26% increase in average selling prices. Pricing increased on calcium silicon and magnesium ferrosilicon due to improving demand, especially in the steel and automotive markets. Additionally, pricing increased due to a mix shift from ferrosilicon, the lowest priced alloy, to calcium silicon and magnesium ferrosilicon.

Operating income increased by $330,000 from the prior year to $3,066,000. The increase was primarily due to an increase in average selling prices, offset by the impact of higher production costs. Cost of goods sold increased by 28%, primarily due to higher power and other raw material costs, while volumes decreased by 2%. Power costs increased beginning in November 2009 as our long-term power agreement expired. We are currently negotiating a new contract, which we expect will be at a higher rate than the expired contract, and are paying a month-to-month rate until a new contract is completed.

Solsil

	Three Months Ended
	December 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$9,400	(25)	9,425	NA
Cost of goods sold	125	343	(218)	(63.6%)
Selling, general and administrative expenses	76	192	(116)	(60.4%)
Research and development	13	77	(64)	(83.1%)
Operating income (loss)	$9,186	(637)	9,823	(1,542.1%)

Net sales increased $9,425,000 from the prior year to $9,400,000. This increase was due to the termination of a technology license, joint development and supply agreement with BP Solar during the second quarter of fiscal year 2011 and the related recognition of $9,400,000 in previously deferred revenue associated with this agreement.

Operating income (loss) increased by $9,823,000 from the prior year to $9,186,000. The primary driver of this increase was the recognition of $9,400,000 in previously deferred revenue as the BP Solar technology license, joint development and supply agreement was terminated during the second quarter of fiscal year 2011. The decrease in cost of goods sold of $218,000 from the prior year to $125,000 was a result of Solsil’s suspension of commercial production and enhanced focus on refining its production processes to improve yield and reduce the cost of production. As a result of these changes, selling, general and administrative expenses decreased $116,000 and research and development expenses decreased $64,000.

Corporate

	Three Months Ended
	December 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$6,037	5,782	255	4.4%
Gain on sale of business	-	(24,655)	24,655	(100.0%)
Operating (loss) income	$(6,037)	18,873	(24,910)	(132.0%)

Operating (loss) income decreased by $24,910,000 from the prior year to $(6,037,000). Selling, general and administrative expenses increased by $255,000 primarily due to an increase in due diligence costs and travel expenses of approximately $1,230,000, offset by a decrease of approximately $1,042,000 in bonus expense. Results in the second quarter of fiscal year 2010 also included a gain of $24,655,000 associated with the sale of our Brazilian manufacturing operations to Dow Corning on November 5, 2009.

GSM Six Months Ended December 31, 2010 vs. 2009

Consolidated Operations:

	Six Months Ended
	December 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$293,127	213,736	79,391	37.1%
Cost of goods sold	240,101	167,952	72,149	43.0%
Selling, general and administrative expenses	24,524	25,865	(1,341)	(5.2%)
Research and development	45	115	(70)	(60.9%)
Restructuring charges	-	(81)	81	NA
Gain on sale of business	-	(22,907)	22,907	NA
Operating income	28,457	42,792	(14,335)	(33.5%)
Interest expense, net	(1,630)	(2,218)	588	(26.5%)
Other income	174	3,478	(3,304)	(95.0%)
Income before provision for income taxes	27,001	44,052	(17,051)	(38.7%)
Provision for income taxes	10,497	17,951	(7,454)	(41.5%)
Net income	16,504	26,101	(9,597)	(36.8%)
(Income) losses attributable to noncontrolling interest, net of tax	(2,634)	875	(3,509)	(401.0%)
Net income attributable to Globe Specialty Metals, Inc.	$13,870	26,976	(13,106)	(48.6%)

The following table presents consolidated operating results:

Net Sales:

	Six Months Ended December 31, 2010			Six Months Ended December 31, 2009
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$149,065	59,245	$2,516	$143,586	54,721	$2,624
Silicon-based alloys	112,971	58,374	1,935	59,906	29,859	2,006
Silicon metal and silicon-based alloys	262,036	117,619	2,228	203,492	84,580	2,406
Silica fume and other	31,091			10,244
Total net sales	$293,127			$213,736

Net sales increased $79,391,000, or 37%, from the prior year to $293,127,000 primarily as a result of a 39% increase in metric tons sold, offset by a 7% decline in our average selling price. The increase in metric tons sold resulted in an increase in net sales of $69,080,000 and was related to an 8% increase in silicon metal and a 96% increase in silicon-based alloy metric tons sold. Silicon metal volume sold was higher due to increased demand, which led us to reopen our Niagara Falls, New York facility in November 2009, which contributed approximately 6,600 incremental metric tons, and our Selma, Alabama facility in January 2010, which contributed approximately 8,500 metric tons sold during the first half of fiscal year 2011. These increases were offset by the decrease in volume due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009. Subsequent to this divestiture, remaining Globe Metais sales relate only to the fulfillment of certain retained customer contracts with product purchased from our former Brazilian manufacturing operations at a purchase price equal to our sales price. The increase in silicon-based alloy volume includes the impact of the Core Metals acquisition, which contributed approximately 18,600 metric tons of ferrosilicon in the first half of fiscal year 2011. Additionally, end market demand for ferrosilicon and magnesium ferrosilicon increased in the first half of fiscal year 2011 due to the economic recovery, particularly in steel and automotive production. The decline in average selling price resulted in decreased net sales of approximately $10,536,000 and was a result of a 4% decrease in the average selling price of silicon-based alloys and a 4% decrease in the average selling price of silicon metal. The decline in silicon-based alloy pricing was due to the acquisition of Core Metals in the fourth quarter of fiscal year 2010, which resulted in a mix shift towards the production of ferrosilicon, which is our lowest priced alloy and also has the lowest cost of production. The impact of this mix shift was partially offset by year over year pricing improvement on alloy products as a result of improved demand from the economic recovery. The decrease in silicon metal pricing was primarily due to the impact of shipping 49% of our Alloy joint venture output at cost to Dow Corning, offset by favorable annual contracts and higher spot pricing in the first half of fiscal year 2011. Other revenue increased by $20,847,000 as a result of $9,380,000 of other sales from Core Metals and the recognition of $9,400,000 in previously deferred revenue from Solsil as the BP Solar technology license, joint development and supply agreement was terminated in the first half of fiscal year 2011.

Cost of Goods Sold:

The $72,149,000, or 43%, increase in cost of goods sold was a result of a 39% increase in metric tons sold, as well as a 3% increase in our cost per ton sold. This increase in cost per ton sold was primarily due to the impact of planned furnace maintenance outages at GMI, higher power rates at Globe Metales and GMI, and $4,300,000 of expense related to satisfaction of the long-term supply contract in the first half of fiscal year 2011. These cost increases were partially offset by the mix shift to ferrosilicon, which has our lowest cost of production, and the timing of the sale of our Brazilian manufacturing operations on November 5, 2009.

Gross margin represented approximately 21% of net sales in the first half of fiscal year 2010 and decreased to approximately 18% of net sales in the first half of fiscal year 2011, primarily as a result of lower silicon metal and silicon-based alloy selling prices and higher power costs at Globe Metales and GMI, as well as the impact of reduced margins on the sale of product purchased from our former Brazilian manufacturing operations.

Selling, General and Administrative Expenses:

The decrease in selling, general and administrative expenses of $1,341,000, or 5%, was a result of a decrease of approximately $2,529,000 at Globe Metais due to the timing of the sale of our Brazilian manufacturing operations, as well as a decrease of approximately $2,058,000 in bonus expense at Corporate and reduced expenditures of approximately $850,000 for legal expense at GMI. These cost reductions were offset by the impact of the acquisition of Core Metals, which increased expense by $1,479,000, and an increase in due diligence costs and audit and other professional fees, including Sarbanes-Oxley Act compliance related expenditures, of $1,402,000 and $883,000, respectively, at Corporate.

Gain on Sale of Business:

Gain on sale of business for the first half of fiscal year 2010 was approximately $22,907,000 and was associated with the sale of our Brazilian manufacturing operations to Dow Corning on November 5, 2009.

Net Interest Expense:

Net interest expense decreased by $588,000 primarily due the timing of the sale of our Brazilian manufacturing operations on November 5, 2009, which resulted in a reduction in net interest expense of $347,000, as well as a reduction in interest expense of $133,000 at Yonvey after the payment of construction loans.

Other Income:

Other income decreased by $3,304,000 due primarily to a foreign exchange gain of $3,790,000 at Globe Metais in the first half of fiscal year 2010. The foreign exchange gain at Globe Metais consisted of foreign exchange gains of $2,941,000, primarily associated with the revaluation of long-term reais denominated tax liabilities, and a gain of $849,000 on our foreign exchange forward contracts. These foreign exchange fluctuations no longer occur following the sale of our Brazilian manufacturing operations on November 5, 2009. The impact of this prior year gain was offset by a foreign exchange gain of $313,000 at Yonvey in the first half of fiscal year 2011 due to currency fluctuations, and a year over year increase in income from GMI’s Norchem, Inc. affiliate of $215,000.

Provision for Income Taxes:

Provision for income taxes as a percentage of pre-tax income was approximately 39%, or $10,497,000, in the first half of fiscal year 2011 and was approximately 41%, or $17,951,000, in the first half of fiscal year 2010. The decrease in the effective tax rate is due primarily to the recognition of $9,395,000 in income tax expense during the first half of fiscal year 2010 associated with the sale of our Brazilian manufacturing operations.

Segment Operations

GMI

	Six Months Ended
	December 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$236,369	147,375	88,994	60.4%
Cost of goods sold	199,858	115,921	83,937	72.4%
Selling, general and administrative expenses	10,270	9,608	662	6.9%
Restructuring charges	-	(81)	81	NA
Operating income	$26,241	21,927	4,314	19.7%

Net sales increased $88,994,000, or 60%, from the prior year to $236,369,000. The increase was primarily attributable to a 63% increase in metric tons sold. Silicon metal volume was higher by 26% primarily due to increased demand, which led us to reopen our Niagara Falls, New York facility in November 2009, which contributed approximately 6,600 incremental metric tons, and our Selma, Alabama facility in January 2010, which contributed approximately 8,500 metric tons sold during the first half of fiscal year 2011. Silicon-based alloy volume was higher by 147% due to an increase in end market demand, primarily from the steel and automotive industries for ferrosilicon and magnesium ferrosilicon in the first half of fiscal year 2011. The increase in silicon-based alloy volume included the impact of the Core Metals acquisition, which contributed approximately 18,600 metric tons of ferrosilicon in the first half of fiscal year 2011. Pricing for silicon metal increased 1% due to favorable annual contracts and improved spot pricing in the first half of fiscal year 2011, offset by the impact of the Alloy joint venture pricing. As a result of the acquisition of Core Metals in the fourth quarter of fiscal year 2010, there was a product mix shift towards ferrosilicon, which is our lowest priced alloy and also has the lowest cost of production. This led to a 5% decline in the average selling price of silicon-based alloys.

The GMI segment includes the Alloy joint venture, which was entered into on November 5, 2009, and sells 49% of the output of the Alloy plant to Dow Corning at cost. We control the joint venture and consolidate its results in our financial statements. As a result of the joint venture, GMI’s gross margin has been reduced by virtue of the material sold to Dow Corning at cost.

Operating income increased by $4,314,000 from the prior year to $26,241,000. This increase was primarily due to higher volumes shipped of silicon-based alloys and silicon metal and higher average selling prices for silicon metal. Cost of goods sold increased by 72%, while volumes increased by only 63%. This caused an increase in the cost per ton sold due to the impact of planned furnace maintenance outages, higher power rates, and $4,300,000 of expense related to satisfaction of the long-term supply contract in the first half of fiscal year 2011. The addition of Core Metals contributed $1,479,000 to selling, general and administrative expenses in the first half of fiscal year 2011, which was offset by reduced expenditures for legal expense of approximately $850,000.

Globe Metais

	Six Months Ended
	December 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$15,421	40,980	(25,559)	(62.4%)
Cost of goods sold	15,421	32,671	(17,250)	(52.8%)
Selling, general and administrative expenses	72	2,601	(2,529)	(97.2%)
Research and development	-	11	(11)	NA
Loss on sale of business	-	1,748	(1,748)	NA
Operating (loss) income	$(72)	3,949	(4,021)	(101.8%)

Net sales decreased $25,559,000, or 62%, from the prior year to $15,421,000. The decrease was primarily attributable to a decrease in metric tons sold of 49% and a decrease in average selling prices of 23%. The decrease in volume was due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009. Subsequent to this divestiture, remaining Globe Metais sales relate only to the fulfillment of certain retained customer contracts with product purchased from our former Brazilian manufacturing operations at a purchase price equal to our sales price. The decrease in pricing was due to the year over year currency impact of Euro denominated contracts.

Operating (loss) income decreased by $4,021,000, or 102%, from the prior year to $(72,000). The decrease was primarily due to the timing of the sale of our Brazilian manufacturing operations, which led to lower sales volumes, as well as the impact of reduced margins on the sale of product purchased from our former Brazilian manufacturing operations. Selling, general and administrative expenses decreased by $2,529,000 primarily due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009. Results in the first half of fiscal year 2010 also included transaction costs of $1,748,000 associated with the sale of the business.

Globe Metales

	Six Months Ended
	December 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$29,743	23,523	6,220	26.4%
Cost of goods sold	22,455	15,761	6,694	42.5%
Selling, general and administrative expenses	1,744	1,528	216	14.1%
Operating income	$5,544	6,234	(690)	(11.1%)

Net sales increased $6,220,000, or 26%, from the prior year to $29,743,000. This increase was primarily attributable to a 15% increase in average selling prices, as well as a 9% increase in metric tons sold. Pricing increased on magnesium ferrosilicon due to improving demand, especially in the automotive market. Additionally, pricing increased due to a mix shift from ferrosilicon, the lowest priced alloy, to calcium silicon and magnesium ferrosilicon. Volumes increased from higher shipments of magnesium ferrosilicon and calcium silicon as demand in the automotive and steel end markets continue to recover.

Operating income decreased by $690,000 from the prior year to $5,544,000. The decrease was primarily due to higher production costs, which were only partially offset by the increase in sales. Cost of goods sold increased by 43%, primarily due to higher power and other raw material costs, while volumes increased by only 9%. Power costs increased beginning in November 2009 as our long-term power agreement expired. We are currently negotiating a new contract, which we expect will be at a higher rate than the expired contract, and are paying a month-to-month rate until a new contract is completed.

Solsil

	Six Months Ended
	December 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$9,400	20	9,380	NA
Cost of goods sold	170	524	(354)	(67.6%)
Selling, general and administrative expenses	108	285	(177)	(62.1%)
Research and development	45	102	(57)	(55.9%)
Operating income (loss)	$9,077	(891)	9,968	(1,118.7%)

Net sales increased $9,380,000 from the prior year to $9,400,000. This increase was due to the recognition of $9,400,000 in previously deferred revenue as the BP Solar technology license, joint development and supply agreement was terminated during the second quarter of fiscal year 2011.

Operating income (loss) increased by $9,968,000 from the prior year to $9,077,000. The primary driver of this increase was the recognition of $9,400,000 in previously deferred revenue as the BP Solar technology license, joint development and supply agreement was terminated during the second quarter of fiscal year 2011. The decrease in cost of goods sold of $354,000 from the prior year to $170,000 was a result of Solsil’s suspension of commercial production and enhanced focus on refining its production processes to improve yield and reduce the cost of production. As a result of these changes, selling, general and administrative expenses decreased $177,000 and research and development expenses decreased $57,000.

Corporate

	Six Months Ended
	December 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$11,040	10,785	255	2.4%
Gain on sale of business	-	(24,655)	24,655	(100.0%)
Operating (loss) income	$(11,040)	13,870	(24,910)	(179.6%)

Operating (loss) income decreased $24,910,000 from the prior year to $(11,040,000). Selling, general and administrative expenses increased by $255,000 primarily due to an increase in due diligence costs and audit and other professional fees, including Sarbanes-Oxley Act compliance related expenditures of approximately $1,402,000 and $883,000, respectively, offset by a decrease of approximately $2,058,000 in bonus expense.

Liquidity and Capital Resources

Sources of Liquidity

Our principal source of liquidity is our cash flows from operations. At December 31, 2010, our cash and cash equivalents balance was approximately $159,314,000. Our subsidiaries borrow funds in order to finance capital expansion programs. The terms of certain of those financing arrangements place restrictions on distributions of funds to us, however, we do not expect this to have an impact on our ability to meet our cash obligations. We believe we have access to adequate resources to meet our needs for normal operating costs, capital expenditure, mandatory debt redemptions, and working capital for our existing business. These resources include cash and cash equivalents, cash provided by operating activities, and unused lines of credit. Given the current uncertainty in the financial markets, our ability to access capital and the terms under which we can do so may change. Should we be required to raise capital in this environment, potential outcomes might include higher borrowing costs, less available capital, more stringent terms and tighter covenants, or in extreme conditions, an inability to raise capital. Our ability to satisfy debt service obligations, to fund planned capital expenditures, and make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in our industry as well as financial, business and other factors, some of which are beyond our control.

See Long-Term Debt for a summary of our long-term debt agreements.

Cash Flows

The following table is a summary of consolidated cash flows:

	Six Months Ended December 31,
	2010	2009
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$157,029	61,876
Cash flows provided by operating activities	18,806	16,347
Cash flows (used in) provided by investing activities	(18,849)	47,797
Cash flows provided by financing activities	2,657	126,244
Effect of exchange rate changes on cash	(329)	(33)
Cash and cash equivalents at end of period	$159,314	252,231

Operating Activities:

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions.

Net cash provided by operating activities was $18,806,000 and $16,347,000 during the first half of fiscal years 2011 and 2010, respectively. The $2,459,000 increase in net cash provided by operating activities was due to improved operating results, excluding the impact of the gain on the sale of our Brazilian manufacturing operations, partially offset by increased net working capital during the first half of fiscal year 2011 compared with the first half of fiscal year 2010. Inventories increased due primarily to higher electrode levels for use in future production. This increase was partially offset by a decrease in accounts receivable due to improved collections and the timing of sales. In the first half of fiscal year 2010, accounts receivable increased significantly due to the start-up of our Niagara Falls, New York plant, and an increase in sales to certain customers at the end of the calendar year. This was offset by an increase in accounts payable due to additional maintenance and furnace overhauls at the end of the period, and purchases associated with the restart of furnaces.

Investing Activities:

Net cash (used in) provided by investing activities was approximately $(18,849,000) and $47,797,000 during the first half of fiscal years 2011 and 2010, respectively. In the first half of fiscal year 2010, $58,445,000 of cash was provided by the sale of our Brazilian manufacturing operations, net of cash transferred of $16,555,000. Year over year capital expenditures increased from approximately $9,915,000 to $19,311,000 due to furnace overhauls at our GMI plants during the first half of fiscal year 2011. Additionally, we received $2,500,000 in proceeds associated with the divestiture of our 49% ownership interest in Fluorita de Mexico, S.A. de C.V., offset by net payments of $2,038,000, which were made for working capital claims associated with our historical acquisitions.

Financing Activities:

Net cash provided by financing activities was approximately $2,657,000 and $126,244,000 during the first half of fiscal years 2011 and 2010, respectively. The proceeds from the close of our initial public offering and listing on the NASDAQ during the first half of fiscal year 2010 contributed $36,456,000, net of underwriting discounts and commissions of $2,744,000. Additionally, $98,462,000 of cash was provided by the sale of a 49% interest in WVA LLC, net of transaction costs, during the first half of fiscal year 2010. Net repayments of approximately $9,234,000 of long-term and short-term debt occurred during the first half of fiscal year 2010, as compared to net borrowings of approximately $9,035,000 of long-term and short-term debt in the first half of fiscal year 2011. During the first half of fiscal year 2011, a dividend payment of $11,269,000 was paid to our common stockholders, which was partially offset by the contribution of $4,891,000 from the exercise of stock options.

Exchange Rate Changes on Cash:

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

Litigation and Contingencies

We are subject to various lawsuits, investigations, claims, and proceedings that arise in the normal course of business, including, but not limited to, employment, commercial, environmental, safety and health matters, as well as claims associated with our historical acquisitions and divestitures. Although it is not presently possible to determine the outcome of these matters, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

At December 31, 2010 and June 30, 2010, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

Long-Term Debt

Long-term debt comprises the following:

	December 31,	June 30,
	2010	2010
	(Dollars in thousands)
Senior term loan	$11,148	16,916
Other	30	96
Total	11,178	17,012
Less current portion of long-term debt	(8,450)	(10,092)
Long-term debt, net of current portion	$2,728	6,920

Senior Term Loan — We entered into a five-year senior term loan in an aggregate principal amount of $40,000,000 during September 2008. Interest on the senior term loan accrues at LIBOR plus an applicable margin percentage or, at our option, prime plus an applicable margin percentage. Principal payments are due in quarterly installments of $2,105,000 commencing on December 31, 2008, and the unpaid principal balance is due in full in September 2013, subject to certain mandatory prepayments. Mandatory prepayments of $1,558,000 and $2,347,000 were made during the second quarter of fiscal years 2011 and 2010, respectively, based on excess cash flow, as defined in the loan agreement, generated during fiscal years 2010 and 2009. As part of the Dow Corning transactions in fiscal year 2010, we made a $6,000,000 prepayment of the senior term loan, applied to the scheduled installments of principal in inverse order of maturity, in exchange for the release of the assets of West Virginia Alloys, Inc. as security for the senior term loan. The interest rate on this loan was 2.51%, equal to LIBOR plus 2.25%, at December 31, 2010. The senior term loan is secured by substantially all of the assets of Globe Metallurgical, Inc. and is subject to certain restrictive and financial covenants, which include limits on additional debt, restrictions on capital expenditures, restrictions on dividend and other equity distributions, a maximum ratio of debt to earnings before interest, taxes, depreciation, and amortization, and minimum net worth and interest coverage requirements. We were in compliance with, or have received waivers for, the loan covenants at December 31, 2010.

Recently Implemented Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued an amendment to ASC Subtopic 860-10, Transfers and Servicing. The objective of this amendment is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This amendment improves financial reporting by eliminating (1) the exceptions for qualifying special-purpose entities from the consolidation guidance and (2) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. This amendment was adopted on July 1, 2010. This change had no effect on our financial position or results of operations.

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

Accounting Pronouncements to be Implemented

In October 2009, the FASB issued an amendment to ASC Subtopic 820-10, Fair Value Measurements and Disclosures (ASC 820). This amendment requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The amendment also clarifies existing fair value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The disclosure requirements of the amendment to ASC 820, except for the detailed Level 3 roll forward disclosures, are effective for annual and interim reporting periods beginning after December 15, 2009. The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010. This amendment to ASC 820 has no impact on our financial position and results of operations.

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

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)) as of December 31, 2010. Based upon that evaluation, our Principal Executive Officers and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

In the ordinary course of business, we are subject to periodic lawsuits, investigations, claims, and proceedings, including, but not limited to, contractual disputes, employment, environmental, health and safety matters, as well as claims associated with our historical acquisitions and divestitures. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations, claims, and proceedings asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows, results of operations or liquidity.

Item 1A.  Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in “Part I — Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. There have been no material changes in our risks from such description.

Item 6.  Exhibits

Exhibit Number	Description of Document
10.1	Employment Agreement Amendment, dated October 27, 2010, between GSM and Jeff Bradley†
10.2	Employment Agreement Amendment, dated October 27, 2010, between GSM and Stephen Lebowitz†
10.3	Amendments to 2006 Employee, Director and Consultant Stock Plan†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
____________

†	Filed herewith.

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

February 10, 2011