Form 10-Q
period 2011-03-31
GLOBE SPECIALTY METALS INC
filed 2011-05-12
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 11, 2011, the registrant had 75,209,207 shares of common stock outstanding.

Globe Specialty Metals, Inc.

		Page No.
PART I
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 6.	Exhibits	27
SIGNATURES		28
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1

PART I

Item 1.  Financial Statements

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets
March 31, 2011 and June 30, 2010
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$155,313	157,029
Accounts receivable, net of allowance for doubtful accounts of $738
and $997 at March 31, 2011 and June 30, 2010, respectively	61,761	55,907
Inventories	101,077	87,163
Prepaid expenses and other current assets	25,032	23,809
Total current assets	343,183	323,908
Property, plant, and equipment, net of accumulated depreciation and amortization	227,819	219,267
Goodwill	53,406	52,025
Other intangible assets	477	477
Investments in unconsolidated affiliates	8,538	8,185
Deferred tax assets	71	71
Other assets	21,033	3,212
Total assets	$654,527	607,145
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,136	47,298
Current portion of long-term debt	10	10,092
Short-term debt	532	8,067
Revolving credit agreements	12,000	-
Accrued expenses and other current liabilities	33,504	35,832
Total current liabilities	90,182	101,289
Long-term liabilities:
Revolving credit agreements	34,989	16,000
Long-term debt	-	6,920
Deferred tax liabilities	14,311	6,645
Other long-term liabilities	18,032	17,462
Total liabilities	157,514	148,316
Commitments and contingencies (note 11)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares;
issued,75,183,207 and 74,421,826 shares at
March 31, 2011 and June 30, 2010, respectively	8	7
Additional paid-in capital	399,217	390,354
Retained earnings	64,755	38,761
Accumulated other comprehensive loss	(3,846)	(4,438)
Treasury stock at cost, 282,437 and 1,000 shares at	(4)	(4)
March 31, 2011 and June 30, 2010, respectively
Total Globe Specialty Metals, Inc. stockholders’ equity	460,130	424,680
Noncontrolling interest	36,883	34,149
Total stockholders’ equity	497,013	458,829
Total liabilities and stockholders’ equity	$654,527	607,145

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Income Statements
Three and nine months ended March 31, 2011 and 2010
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net sales	$172,802	112,486	$465,929	326,222
Cost of goods sold	121,621	99,135	361,722	267,087
Selling, general, and administrative expenses	14,396	10,008	38,920	35,873
Research and development	32	36	77	151
Restructuring charges	-	-	-	(81)
Gain on sale of business	-	-	-	(22,907)
Operating income	36,753	3,307	65,210	46,099
Other income (expense):
Interest income	24	4	83	205
Interest expense, net of capitalized interest	(521)	(997)	(2,210)	(3,416)
Foreign exchange gain (loss)	125	(64)	(251)	3,222
Other income	94	546	644	738
Income before provision for income taxes	36,475	2,796	63,476	46,848
Provision for income taxes	12,982	1,751	23,479	19,702
Net income	23,493	1,045	39,997	27,146
(Income) losses attributable to noncontrolling interest, net of tax	(100)	(529)	(2,734)	346
Net income attributable to Globe Specialty Metals, Inc.	$23,393	516	$37,263	27,492
Weighted average shares outstanding:
Basic	75,078	74,320	74,922	73,239
Diluted	76,868	75,570	76,574	74,411
Earnings per common share:
Basic	$0.31	0.01	$0.50	0.38
Diluted	0.30	0.01	0.49	0.37
Cash dividends declared per common share	-	-	0.15	-

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity
Nine months ended March 31, 2011
(In thousands)
(Unaudited)

	Globe Specialty Metals, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other	Treasury			Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock	Noncontrolling	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	at Cost	Interest	Income	Equity
Balance at June 30, 2010	74,422	$7	390,354	38,761	(4,438)	(4)	34,149		458,829
Share-based compensation	4	—	3,875	—	—	—	—		3,875
Stock option exercises	757	1	4,988	—	—	—	—		4,989
Cash dividend declared	—	—	—	(11,269)	—	—	—		(11,269)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	578	—	—	578	578
Pension liability adjustment (net
of income tax expense of $8)	—	—	—	—	14	—	—	14	14
Net income	—	—	—	37,263	—	—	2,734	39,997	39,997
Total comprehensive income								40,589	40,589
Balance at March 31, 2011	75,183	$8	399,217	64,755	(3,846)	(4)	36,883	40,589	497,013

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows
Nine months ended March 31, 2011 and 2010
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$39,997	27,146
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,350	14,868
Share-based compensation	3,875	4,491
Gain on sale of business	-	(22,907)
Deferred taxes	8,580	(74)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,583)	(25,788)
Inventories	(14,752)	(5,542)
Prepaid expenses and other current assets	(2,426)	(9)
Accounts payable	(3,246)	22,569
Accrued expenses and other current liabilities	(2,323)	(14,009)
Other	201	(28,401)
Net cash provided by (used in) operating activities	42,673	(27,656)
Cash flows from investing activities:
Capital expenditures	(26,776)	(16,432)
Sale of businesses, net of cash disposed of $0 and $16,555, respectively	2,500	58,445
Working capital adjustments from acquisition of businesses, net	(2,038)	-
Other investing activities	(16,935)	(733)
Net cash (used in) provided by investing activities	(43,249)	41,280
Cash flows from financing activities:
Net payments of long-term debt	(17,002)	(19,750)
Net (payments) borrowings of short-term debt	(7,535)	7,170
Net borrowings on revolving credit agreements	30,989	22,000
Dividend payment	(11,269)	-
Proceeds from stock option exercises	4,989	-
Proceeds from warrants exercised	-	1,287
Proceeds from UPOs exercised	-	210
Sale of noncontrolling interest	-	98,329
Sale of common stock	-	36,456
Other financing activities	(869)	(1,387)
Net cash (used in) provided by financing activities	(697)	144,315
Effect of exchange rate changes on cash and cash equivalents	(443)	(28)
Net (decrease) increase in cash and cash equivalents	(1,716)	157,911
Cash and cash equivalents at beginning of period	157,029	61,876
Cash and cash equivalents at end of period	$155,313	219,787

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$1,685	2,198
Cash paid for income taxes, net of refunds totaling $534 and $2,729, respectively	4,442	50,412

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
Three and nine months ended March 31, 2011 and 2010
(Dollars in thousands, expect per share amounts)
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

(2)  Summary of Significant Accounting Policies

a. Basis of Presentation

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) of the results for the interim periods presented and such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. There have been no material changes to the Company’s significant accounting policies during the nine months ended March 31, 2011.

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

In October 2009, the FASB issued an amendment to ASC Subtopic 820-10, Fair Value Measurements and Disclosures (ASC 820). This amendment requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The amendment also clarifies existing fair value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. Adoption of this amendment to ASC 820 had no impact on the Company’s financial position and results of operations.

(3)  Business Combinations, Investments, and Divestitures

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

Core Metals Group Holdings LLC:

On April 1, 2010, the Company purchased all of the ownership interests in Core Metals Group Holdings LLC (Core Metals). The Company engaged a third-party appraisal firm to assist in the process of determining the estimated fair value of certain assets acquired. The Company finalized the purchase price allocation for the Core Metals acquisition during the quarter ended March 31, 2011. Goodwill totaling $1,274 has been recorded and assigned to the GMI operating segment.

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

Nigerian Mining Licenses:

During the three months ended March 31, 2011, the Company made advances totaling approximately $17,000 to acquire exploration mining licenses in Nigeria to mine for manganese ore, a raw material used in the production of certain silicon and manganese based alloys. This investment is recorded in other assets and reflected in other investing activities in the condensed consolidated statement of cash flows.

(4)  Inventories

Inventories comprise the following:

	March 31,	June 30,
	2011	2010
Finished goods	$25,433	19,655
Work in process	5,860	2,860
Raw materials	59,230	54,988
Parts and supplies	10,554	9,660
Total	$101,077	87,163

At March 31, 2011, $94,411 in inventory is valued using the first-in, first-out method and $6,666 using the average cost method. At June 30, 2010, $80,435 in inventory is valued using the first-in, first-out method and $6,728 using the average cost method.

(5)  Property, Plant, and Equipment

Property, plant, and equipment, net of accumulated depreciation and amortization, comprise the following:

	March 31	June 30,
	2011	2010
Land, land improvements, and land use rights	$6,671	6,080
Building and improvements	42,325	41,262
Machinery and equipment	90,298	78,370
Furnaces	132,261	124,898
Other	3,978	3,640
Construction in progress	23,509	17,824
Property, plant, and equipment, gross	299,042	272,074
Less accumulated depreciation and amortization	(71,223)	(52,807)
Property, plant, and equipment, net of accumulated depreciation and amortization	$227,819	219,267

Depreciation expense for the three months and nine months ended March 31, 2011 was $6,366 and $18,350, of which $6,187 and $17,812 is recorded in cost of goods sold and $179 and $538 is recorded in selling, general, and administrative expenses, respectively. Depreciation expense for the three months and nine months ended March 31, 2010 was $5,055 and $14,558, of which $4,959 and $14,242 is recorded in cost of goods sold and $96 and $316 is recorded in selling, general, and administrative expenses, respectively.

Capitalized interest for the three months and nine months ended March 31, 2011 was $0 and $15, respectively. Capitalized interest for the three months and nine months ended March 31, 2010 was $70 and $368, respectively.

(6)  Goodwill and Other Intangible Assets

Goodwill and other intangible assets presented below have been allocated to the Company’s operating segments.

a. Goodwill

Changes in the carrying amount of goodwill, by reportable segment, during the nine months ended March 31, 2011 are as follows:

		Globe
	GMI	Metales	Solsil	Other	Total

Goodwill	$30,405	14,313	57,656	7,307	109,681
Accumulated impairment loss	—	—	(57,656)	—	(57,656)
Balance at June 30, 2010	30,405	14,313	—	7,307	52,025

Core Metals purchase price allocation adjustments	1,124	—	—	—	1,124
Foreign exchange rate changes	—	—	—	257	257

Goodwill	31,529	14,313	57,656	7,564	111,062
Accumulated impairment loss	—	—	(57,656)	—	(57,656)
Balance at March 31, 2011	$31,529	14,313	—	7,564	53,406

b. Other Intangible Assets

There were no changes in the value of the Company’s definite lived intangible assets, which are fully amortized, or indefinite lived intangible assets during the nine months ended March 31, 2011. Amortization expense of purchased intangible assets for the three months and nine months ended March 31, 2010 was $0 and $310, respectively, which is recorded in cost of goods sold.

   c. Annual Impairment Tests

The Company performed its annual goodwill and indefinite lived intangible asset impairment tests during the third quarter of fiscal year 2011. No adjustments to the carrying amount of these assets were required.

(7)  Debt

a. Short-Term Debt

Short-term debt comprises the following:

		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line
March 31, 2011:
Type debt:
Export financing	$—	—	$9,041
Other	532	5.65%	—
Total	$532		$9,041

June 30, 2010:
Type debt:
Export financing	$—	—	$7,041
Other	8,067	3.42%	446
Total	$8,067		$7,487

Export Financing Agreements – The Company’s Argentine subsidiary maintains various short-term export financing agreements. Generally, these arrangements are for periods ranging between seven and eleven months, and require the Company to pledge as collateral certain export receivable. There is no export financing debt outstanding at March 31, 2011 or June 30, 2010.

Other – The balance at June 30, 2010 relates primarily to $5,880 in short-term notes payable to Dow Corning for working capital loans given to WVA LLC. The notes accrued interest at 3.0% and were settled during October 2010.

b. Revolving Credit Agreements

A summary of the Company’s revolving credit agreements at March 31, 2011 is as follows:

		Weighted
	Outstanding	Average	Unused	Total
	Balance	Interest Rate	Commitment	Commitment
Senior credit facility	$34,989	4.75%	$52,761	90,000
Revolving credit facility	12,000	2.51%	3,000	15,000

In September 2008, the Company’s subsidiary, Globe Metallurgical, Inc. (GMI), entered into a borrowing arrangement, which included a $35,000 senior credit facility expiring in September 2013 and five-year senior term loan in an aggregate principal amount of $40,000. The senior term loan was subject to certain mandatory prepayments based on excess cash flow, as defined in the loan agreement. Further, as part of the Dow Corning transactions discussed in note 3, the Company agreed to modify certain terms of the borrowing facilities, which included a reduction of revolving credit from $35,000 to $28,000 and a $6,000 prepayment of the senior term loan, in exchange for the release of the assets of West Virginia Alloys, Inc. as a security for these borrowings.

On March 30, 2011, certain of the Company’s domestic subsidiaries (the Borrowers) entered into an agreement to amend and restate the Company’s existing senior credit facility and senior term loan. The amended and restated senior credit agreement provides for a $90,000 revolving credit facility, subject to a defined borrowing base, and matures on March 30, 2014. This facility includes a provision for the issuance of standby letters of credit and a $10,000 sublimit for swingline loans. The facility may be increased from time to time by an amount up to $10,000 in the aggregate at the Company’s election, subject to approval by the existing or additional lenders. Interest on borrowings under the credit agreement is payable, at the Company’s election, at either a base rate (the higher of the U.S. federal funds rate plus 0.50% per annum and the issuing bank’s “prime rate”) plus a margin of 1.50% per annum, or LIBOR plus a margin of 2.25% per annum. Certain commitment fees are also payable under the credit agreement. The facility is guaranteed by certain of the Borrowers’ subsidiaries, and borrowings under the credit agreement are collateralized by the Borrowers’ cash and cash equivalents, accounts receivable, and inventories, and the stock of their subsidiaries. The agreement contains certain restrictive and financial covenants, which include a maximum total debt to capitalization ratio and a minimum combined tangible net worth, as well as a minimum fixed charge coverage ratio and a maximum annual capital expenditure level, both of which are only applicable if availability under the senior credit facility is below minimum levels specified in the credit agreement. The Company was in compliance with the loan covenants at March 31, 2011.

At March 31, 2011, there was a $34,989 balance outstanding on the senior credit facility. The total commitment outstanding on this credit facility includes $440 outstanding letters of credit associated with supplier contracts and a $1,810 outstanding letter of credit associated with a power supply contract. The outstanding balances under the previous senior credit agreement and senior term loan were transferred into the new facility.

The Company classifies borrowings under the senior credit facility as long-term liabilities given our ability to renew and extend borrowings under this agreement beyond one year from the balance sheet date.

On October 1, 2010, the Company entered into a new $15,000 revolving credit facility, and utilized proceeds from borrowings under the revolving credit facility to repay the Company’s $5,880 short-term notes payable to Dow Corning. Total borrowings under this credit facility were $12,000 at March 31, 2011. Interest on advances under the revolving credit facility accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. The credit facility is subject to certain restrictive and financial covenants, which include limits on additional debt, a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization and minimum net worth. The Company was in compliance with the loan covenants at March 31, 2011.

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

c. Long-Term Debt

Long-term debt comprises the following:

	March 31,	June 30,
	2011	2010
Senior term loan	$—	16,916
Other	10	96
Total	10	17,012
Less current portion of long-term debt	(10)	(10,092)
Long-term debt, net of current portion	$—	6,920

Senior Term Loan — As discussed above, the outstanding balance on the senior term loan was transferred to the Company’s amended and restated senior credit facility in March 2011.

d. Fair Value of Debt

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

Interest Rate Risk:

   The Company is exposed to market risk from changes in interest rates on certain of its debt obligations. The Company has entered into an interest rate cap arrangement and three interest rate swap agreements to reduce our exposure to interest rate fluctuations.

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

Foreign Currency Risk:

The Company is exposed to market risk arising from changes in currency exchange rates as a result of its operations outside the United States, principally in Argentina and China. A portion of the Company’s net sales generated from its non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of the Company’s operating costs for its non-U.S. operations are denominated in local currencies, principally the Argentine peso and the Chinese renminbi. Consequently, the translated U.S. dollar value of the Company’s non-U.S. dollar net sales, and related accounts receivable balances, and our operating costs are subject to currency exchange rate fluctuations. Derivative instruments are not used extensively to manage this risk. The Company utilized derivative financial instruments, including foreign exchange forward contracts, to manage a portion of its net foreign currency exposure to the Brazilian real, prior to the sale of Globe Metais discussed in note 3, and the Euro. No foreign currency derivative financial instruments are outstanding at March 31, 2011.

Commodity Price Risk:

The Company is exposed to price risk for certain raw materials and energy used in its production process. The raw materials and energy that the Company uses are largely commodities, subject to price volatility caused by changes in global supply and demand and governmental controls. Derivative financial instruments are not used extensively to manage the Company’s exposure to fluctuations in the cost of commodity products used in its operations. The Company attempts to reduce the impact of increases in its raw material and energy costs by negotiating long-term contracts and through the acquisition of companies or assets for the purpose of increasing its access to raw materials with favorable pricing terms.

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

The effect of the Company’s derivative instruments on the condensed consolidated income statements is summarized in the following table:

	Gain (Loss) Recognized		Gain (Loss) Recognized
	During the Three Months		During the Nine Months
	Ended March 31,		Ended March 31,		Location
	2011	2010	2011	2010	of Gain (Loss)
Interest rate derivatives	$(21)	(282)	(186)	(1,027)	Interest expense
Foreign exchange forward contracts	—	—	(190)	849	Foreign exchange gain (loss)
Power hedges	(71)	—	99	—	Cost of goods sold

The fair values of the Company’s derivative instruments at March 31, 2011 are summarized in note 15 (Fair Value Measures). The liabilities associated with the Company’s interest rate derivatives and power hedges of $344 and $144, respectively, are included in other long-term liabilities.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Interest cost	$359	302	1,079	906
Service cost	29	—	86	—
Expected return on plan assets	(371)	(247)	(1,114)	(740)
Amortization of net loss	170	143	508	429
Net periodic pension expense	$187	198	559	595

The Company expects to make discretionary contributions of approximately $1,080 to the plans for the fiscal year ended June 30, 2011, of which $801 has been contributed through March 31, 2011.

(10)  Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted as necessary for quarterly events. In accordance with ASC Topic 740, Income Taxes — Accounting for Income Taxes in Interim Periods, the Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries. The effective tax rates for the nine months ended March 31, 2011 and 2010 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the respective periods.

The Company’s effective tax rate for the nine months ended March 31, 2011 was 37.0% compared to 42.1% for the nine months ended March 31, 2010. The annual effective rate excluding discrete items is 33.6% for the nine months ended March 31, 2011. Discrete items for the exercise of stock options and for research and development credit carry forwards have been recorded in the period of $1,510 and ($954), respectively.

    The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. During the nine months ended March 31, 2011, the Company’s net valuation allowances decreased primarily due to the income forecasted for the current year in Poland.

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

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results could be materially impacted. There were no significant changes in the Company’s uncertain income tax positions during the nine months ended March 31, 2011.

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

During the nine months ended March 31, 2011, the Company made escrow deposits and received payments, which netted to $2,038, for working capital claims associated with our historical acquisitions. These amounts were accrued as of June 30, 2010.

b. Environmental Contingencies

It is the Company’s policy to accrue for costs associated with environmental assessments, remedial efforts, or other environmental liabilities when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. When a liability for environmental remediation is recorded, such amounts will be recorded without giving effect to any possible future recoveries. At March 31, 2011, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

c. Employee Contracts

As of March 31, 2011, there are 435 employees that are covered by union agreements expiring within one year.

d. Power Commitments

On February 24, 2011, the Company entered into a hydropower contract extension agreement with the New York Power Authority. Under the terms of this commodity purchase agreement, the Company will be supplied up to a maximum of 40,000 kW of hydropower from the Niagara Power Project to operate its Niagara Falls, New York facility. The hydropower will be supplied at preferential power rates plus market-based delivery charges through September 30, 2021. Under the terms of the contract, the Company has committed to specified employment, power utilization, and capital investment levels, which, if not met, could reduce the Company’s power allocation from the Niagara Power Project.

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

b. Treasury Stock

In connection with the Company’s acquisition of approximately 81% of Solsil in February 2008, 562,867 of the 5,628,657 shares issued to the former shareholders and optionholders of Solsil were placed into escrow pending the attainment of certain milestones. In April 2008, 281,430 of these escrow shares were released based on the satisfaction of certain conditions. Upon expiration of the escrow period in February 2011, the remaining 281,437 escrow shares were returned to the Company and are now included in treasury stock at cost, which is equal to their par value.

c. Dividend

On September 16, 2010, the Company’s board of directors approved a dividend of $0.15 per common share. The dividend, totaling $11,269, was paid on October 29, 2010, to stockholders of record as of October 15, 2010.

(13)  Earnings Per Share

Basic earnings per common share are calculated based on the weighted average number of common shares outstanding during the three and nine months ended March 31, 2011 and 2010, respectively. Diluted earnings per common share assumes the exercise of stock options, the vesting of restricted stock grants, as well as the conversion of previously outstanding warrants and unit purchase options, provided in each case the effect is dilutive.

The reconciliation of the amounts used to compute basic and diluted earnings per common share for the three and nine months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Basic earnings per share computation
Numerator:
Net income attributable to Globe Specialty Metals, Inc.	$23,393	516	37,263	27,492
Denominator:
Weighted average basic shares outstanding	75,077,739	74,320,358	74,922,377	73,238,833
Basic earnings per common share	$0.31	0.01	0.50	0.38
Diluted earnings per share computation
Numerator:
Net income attributable to Globe Specialty Metals, Inc.	$23,393	516	37,263	27,492
Denominator:
Weighted average basic shares outstanding	75,077,739	74,320,358	74,922,377	73,238,833
Effect of dilutive securities	1,789,845	1,249,635	1,651,128	1,172,638
Weighted average diluted shares outstanding	76,867,584	75,569,993	76,573,505	74,411,471
Diluted earnings per common share	$0.30	0.01	0.49	0.37

Potential common shares associated with outstanding stock options totaling 100,000 and 160,000 for both the three and nine months ended March 31, 2011 and 2010, respectively, were excluded from the calculation of diluted earnings per common share because their effect would be anti-dilutive.

(14)  Share-Based Compensation

The Company’s share-based compensation program consists of the Globe Specialty Metals, Inc. 2006 Employee, Director and Consultant Stock Plan (the Stock Plan). The Stock Plan was initially approved by the Company’s stockholders on November 10, 2006, and was amended and approved by the Company’s stockholders on December 6, 2010 to increase by 1,000,000 the number of shares of common stock authorized for issuance under the Stock Plan. The Stock Plan, as amended, provides for the issuance of a maximum of 6,000,000 shares of common stock for the granting of incentive stock options, nonqualified options, stock grants, and share-based awards. Any remaining shares available for grant, but not yet granted, will be carried over and used in the following fiscal years. During the nine months ended March 31, 2011, share-based compensation awards were limited to the issuance of 7,960 nonqualified stock options, 112,274 restricted stock grants, and 4,356 common stock grants.

At March 31, 2011, there were 1,513,579 shares available for grant. 3,527,250 outstanding incentive stock options, of which 332,250 were exercised through March 31, 2011, vest and become exercisable in equal one-quarter increments every six months from the date of grant or date of modification. 810,000 option grants, of which 523,333 were exercised through March 31, 2011, vest and become exercisable in equal one-third increments on the first, second, and third anniversaries of the date of grant. 7,960 option grants and 3,696 restricted stock grants vest and become exercisable on June 30, 2011. 108,578 restricted stock grants vest and become exercisable on November 13, 2020. 21,500 option grants and 4,356 common stock grants were issued as immediately vested at the date of grant. All option grants have maximum contractual terms ranging from 5 to 10 years.

A summary of the changes in options outstanding under the Stock Plan during the nine months ended March 31, 2011 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term in Years	Value
Outstanding as of June 30, 2010	4,266,442	$5.18	3.89	$23,509
Granted	7,960	16.23
Exercised	(757,025)	6.59
Forfeited and expired	(6,250)	4.00
Outstanding as of March 31, 2011	3,511,127	$4.91	3.42	$63,000

Exercisable as of March 31, 2011	2,578,916	$4.79	3.48	$46,422

During the nine months ended March 31, 2011, 927,166 options vested, resulting in total vested options of 3,434,499. There are 932,211 nonvested options outstanding with a grant date fair value, as modified, of $1.78. The weighted average per share fair value of stock option grants outstanding at March 31, 2011 is $2.86.

For the three and nine months ended March 31, 2011, share-based compensation expense was $1,326 ($716 after tax) and $3,875 ($2,090 after tax), respectively. For the three and nine months ended March 31, 2010, share-based compensation expense was $1,260 ($680 after tax) and $4,491 ($2,423 after tax), respectively. The expense is reported within selling, general, and administrative expenses.

As of March 31, 2011, the Company has unearned compensation expense of $574, before income taxes, related to nonvested stock option awards. The unrecognized compensation expense is expected to be recognized over the following periods ending on June 30:

	2011	2012	2013	2014	2015
Share-based compensation (pretax)	$459	113	2	—	—

It is the Company’s policy to issue new shares to satisfy the requirements of its share-based compensation plan. The Company does not expect to repurchase shares in the future to support its share-based compensation plan.

In addition to share-based awards issued under the Stock Plan, the Company issued 35,225 restricted stock units on January 1, 2011 under the terms of the Company’s executive bonus plans. The restricted stock units proportionally vest over three years, but are not delivered until the end of the third year. The Company will settle these awards by cash transfer, based on the Company’s stock price of the date of such transfer. For both the three and nine months ended March 31, 2011, share-based compensation expense for these restricted stock units was $65 ($35 after tax).

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

The Company does not have any assets that were required to be remeasured at fair value at March 31, 2011 or June 30, 2010. The following table summarizes the liabilities measured at fair value on a recurring basis, all of which were measured on Level 2 inputs:

	March 31, 2011	June 30, 2010
Interest rate derivatives	$344	476
Foreign exchange forward contracts	—	77
Power hedges	144	243
Total	$488	796

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

A current and a former member of the board of directors are affiliated with Marco International and Marco Realty. During the three and nine months ended March 31, 2011 and 2010, the Company:

•
Paid Marco Realty $0 and $51 during the three months ended March 31, 2011 and 2010, respectively, and $0 and $149 during the nine months ended March 31, 2011 and 2010, respectively, to rent office space for its corporate headquarters in New York City, New York.

•
Entered into agreements with Marco International to purchase carbon electrodes. Marco International billed $6,344 and $3,462 during the three months ended March 31, 2011 and 2010, respectively, and $16,209 and $6,485 during the nine months ended March 31, 2011 and 2010, respectively, under these agreements. At March 31, 2011 and June 30, 2010, payables to Marco International under these agreements totaled $5,049 and $8,162, respectively.

•
Entered into an agreement to sell ferrosilicon to Marco International. Net sales were $187 and $107 during the three months ended March 31, 2011 and 2010, respectively, and $511 and $373 during the nine months ended March 31, 2011 and 2010, respectively, under this agreement.

•
Entered into agreements to sell calcium silicon powder to Marco International. Net sales were $859 and $0 during the three months ended March 31, 2011 and 2010, respectively, and $3,354 and $0 during the nine months ended March 31, 2011 and 2010, respectively, under this agreement.

The Company is affiliated with Norchem, Inc. (Norchem) through its 50.0% equity interest. During the three months ended March 31, 2011 and 2010, the Company sold Norchem product valued at $1,271 and $1,219, respectively. During the nine months ended March 31, 2011 and 2010, the Company sold Norchem product valued at $4,029 and $3,218, respectively. At March 31, 2011 and June 30, 2010, receivables from Norchem totaled $620 and $747, respectively.

Prior to our purchase of a majority interest in Ningxia Yonvey Coal Industrial Co., Ltd (Yonvey), Yonvey’s predecessor had entered into a lending agreement with the remaining minority stockholder. At March 31, 2011 and June 30, 2010, $897 and $849, respectively, remained payable to Yonvey from this related party.

(17)  Operating Segments

Operating segments are based upon the Company’s management reporting structure and include the following six reportable segments:

•	GMI — a manufacturer of silicon metal and silicon-based alloys located in the United States.

•
Globe Metais — a distributor of silicon metal manufactured in Brazil. This segment includes the historical Brazilian manufacturing operations, comprised of a manufacturing plant, mining operations, and forest reserves, which were sold on November 5, 2009. Subsequent to this divestiture, Globe Metais’ net sales relate only to the fulfillment of certain retained customer contracts, which were completed as of December 31, 2010.

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

Each of our reportable segments distributes its products in both its country of domicile, as well as to other international customers. The following presents the Company’s consolidated net sales by product line:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Silicon metal	$99,084	73,006	248,149	216,592
Silicon-based alloys	61,149	34,192	174,120	94,098
Other	12,569	5,288	43,660	15,532
Total	$172,802	112,486	465,929	326,222

a. Segment Data

Summarized financial information for our reportable segments as of, and for, the three and nine months ended March 31, 2011 and 2010, is shown in the following tables:

	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2011			2010
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes
GMI	$155,638	40,625	40,373	86,693	4,913	4,404
Globe Metais	-	449	449	12,623	210	204
Globe Metales	16,712	4,279	4,160	11,979	2,009	2,141
Solsil	20	(201)	(201)	-	(295)	(295)
Corporate	-	(6,723)	(6,768)	-	(3,012)	(2,777)
Other	7,570	(1,790)	(1,652)	3,309	(844)	(1,207)
Eliminations	(7,138)	114	114	(2,118)	326	326
Total	$172,802	36,753	36,475	112,486	3,307	2,796

	Nine Months Ended				Nine Months Ended
	March 31,				March 31,
	2011				2010
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes	Total Assets	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes
GMI	$392,007	66,866	65,881	387,988	234,068	26,840	25,501
Globe Metais	15,421	377	378	2,129	53,603	4,159	7,485
Globe Metales	46,455	9,823	9,099	77,021	35,502	8,243	7,645
Solsil	9,420	8,876	8,876	30,142	20	(1,186)	(1,216)
Corporate	-	(17,763)	(18,135)	398,509	-	10,858	10,696
Other	24,222	(1,225)	(879)	41,350	8,932	(3,495)	(3,943)
Eliminations	(21,596)	(1,744)	(1,744)	(282,612)	(5,903)	680	680
Total	$465,929	65,210	63,476	654,527	326,222	46,099	46,848

The accounting policies of our operating segments are the same as those disclosed in note 2 (Summary of Significant Accounting Policies) to our June 30, 2010 financial statements. We evaluate segment performance principally based on operating income (loss).

b. Geographic Data

Net sales are attributed to geographic regions based upon the location of the selling unit. Net sales by geographic region for the three and nine months ended March 31, 2011 and 2010 consist of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
United States	$155,614	99,318	416,770	274,721
Argentina	13,758	10,387	40,540	30,597
Brazil	—	—	—	12,820
China	158	48	369	472
Poland	3,272	2,733	8,250	7,612
Total	$172,802	112,486	465,929	326,222

Long-lived assets by geographical region at March 31, 2011 and June 30, 2010 consist of the following:

	March 31,	June 30,
	2011	2010
United States	$222,099	211,876
Argentina	31,317	31,665
China	27,438	27,428
Poland	848	800
Total	$281,702	271,769

Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation and amortization, and goodwill and other intangible assets.

c. Major Customer Data

The following is a summary of the Company’s major customers and their respective percentages of consolidated net sales for the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Dow Corning	20%	10%	18%	14%
All other customers	80	90	82	86
Total	100%	100%	100%	100%

The majority of sales to Dow Corning for the three and nine months ended March 31, 2011 are associated with Dow Corning’s 49% ownership interest in WVA LLC. In addition, the Company maintained a four year arrangement in which Dow Corning was to purchase 30,000 metric tons of silicon metal per calendar year through December 31, 2010. This contract was amended in November 2008 to provide for the sale of an additional 17,000 metric tons of silicon metal to be purchased in calendar year 2009. The contract was further amended in connection with the Dow Corning transactions discussed in note 3 to reduce the amount required to be sold in calendar year 2010 to 20,000 metric tons of silicon metal. In December 2010, the Company agreed to pay $4,276 to Dow Corning to settle certain remaining sales obligations under this contract. The settlement cost was recorded in cost of goods sold in December 2010.

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

Introduction

Globe Specialty Metals, Inc., together with its subsidiaries (collectively, GSM, we, or our) is one of the leading manufacturers of silicon metal and silicon-based alloys. As of March 31, 2011, we owned and operated six principal manufacturing facilities, in two primary operating segments: GMI, our U.S. operations and, Globe Metales, our Argentine operations.

Business Segments

We operate in six reportable segments:

•
GMI — a manufacturer of silicon metal and silicon-based alloys located in the United States with plants in Beverly, Ohio, Alloy, West Virginia, Niagara Falls, New York, Selma, Alabama, and Bridgeport, Alabama;

•
Globe Metais — a distributor of silicon metal manufactured in Brazil. This segment includes the historical Brazilian manufacturing operations, comprised of a manufacturing plant in Breu Branco and mining operations and forest reserves, which were all sold on November 5, 2009. Subsequent to this divestiture, Globe Metais’ net sales relate only to the fulfillment of certain retained customer contracts, which were completed as of December 31, 2010;

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

Overview and Recent Developments

Customer demand and pricing continue to remain strong as our end markets for silicon metal and silicon-based alloys, which include chemicals, steel, aluminum, and solar, continue to grow. In our chemicals end market, which represents producers of silicones, the single largest application for silicon metal, the large manufacturers continue to perform well and announce price increases. Polysilicon production and solar cell demand is also continuing its growth with new production capacity coming on line around the world, including two new plants being built in Tennessee. Steel capacity utilization and auto production, two significant end markets, are both expected to grow, and aluminum production is also expected to increase. We are presently running all of our furnaces in our six primary plants at full capacity, subject to maintenance outages.

During the quarter ended March 31, 2011, we converted one furnace in our Beverly, Ohio plant to produce silicon metal from silicon-based alloys, to capitalize on market prices. This conversion process required approximately twenty days, during which time the furnace produced lower than normal output. During the quarter, we also had a planned outage of an additional furnace in our Beverly, Ohio plant for approximately thirty-five days for the installation of a new furnace hood and pressure rings, and planned maintenance outages of less than ten days each for the two furnaces at our Niagara Falls, New York plant. We produced and shipped approximately the same amount of material in this quarter as we did in the immediately preceding quarter, which included a planned outage and an unplanned outage. In the next quarter, we expect to have only one planned outage.

During the quarter ended March 31, 2011, we announced our intention to build a 40,000 metric ton silicon metal plant in Iceland. We are building the plant with a minority partner, Tomahawk Development Company (Tomahawk), who secured substantially all the environmental and operating permits and the land, and who will own approximately 15% of the plant. We obtained an 18 year, competitively priced power contract for 66 megawatts. Prior to beginning construction, which is expected to take place in the second half of calendar 2011, we have a few remaining steps to complete, including obtaining final board of directors approval. The plant is expected to be operational in the second half of calendar 2013. The total project will cost approximately €115,000,000 and will be financed with €78,000,000 of limited recourse project financing provided by two commercial banks, approximately €34,000,000 of cash from GSM, and €2,000,000 from Tomahawk.

Net sales for the quarter ended March 31, 2011 increased $17,027,000, or 11%, from the preceding quarter ended December 31, 2010, as a result of an 18% increase in average selling price on roughly the same tons shipped. Revenue increased 18% in the quarter, excluding the recognition of $9,400,000 of deferred revenue from our Solsil business unit in the quarter ended December 31, 2010. The average selling price of silicon metal increased 20% in the quarter, as all of our long-term and annual 2010 contracts expired on December 31, 2010, and we entered into annual 2011 contracts with higher pricing, reflecting the spot pricing at the time we entered into those contracts in the fourth quarter of calendar 2010. The average selling price of silicon-based alloys increased 12%, as a result of higher pricing of all alloy products, which reset each quarter. The price of each of our four alloy products increased in the quarter, and, as a result of the furnace conversion in Beverly, Ohio, we had a mix shift towards the higher priced alloys.

During the quarter ended March 31, 2011, we incurred $1,350,000 of transaction-related expenses.

Income before provision for income taxes totaled $36,475,000 in the quarter ended March 31, 2011, and included $1,350,000 of transaction expenses. This compares to income before provision for income taxes in the preceding quarter ended December 31, 2010 of $19,789,000, which included the recognition of $9,400,000 of deferred revenue described above, $4,300,000 of expense related to the satisfaction of a long-term supply contract, and $1,000,000 of transaction expenses.

During the quarter, we advanced $17,000,000 to acquire exploration mining licenses in Nigeria to mine for manganese ore, a raw material used in the production of certain silicon and manganese based alloys. Manganese is an ore we have used in the past for production of certain alloys, and this investment gives us the ability to expand our current product line. We are currently developing an exploration and mining plan, and will conduct geological and geophysical studies to determine the total reserves and to refine our estimate of the capital requirements and operating costs associated with this venture.

Outlook

Demand for our products continues to remain strong as our end markets continue to grow. We are operating at full capacity, subject to maintenance outages. As demand has continued to improve, and all Western world suppliers appear to be running at full capacity, spot prices for our products have increased. We benefited from this increase in silicon metal pricing in the quarter, as all of our long-term and annual 2010 contracts for silicon metal expired on December 31, 2010, and we entered into annual 2011 contracts at higher pricing, reflecting the spot pricing at the time we entered into those contracts in the fourth quarter of calendar 2010. We expect our average selling price of silicon metal to remain relatively stable for the remainder of calendar 2011. Silicon-based alloy pricing resets each quarter, and pricing is a function of overall supply and demand. Demand is largely derived from steel capacity utilization and auto production.

We expect a modest increase in silicon metal tons sold in the quarter ending June 30, 2011, as we converted one furnace in our Beverly, Ohio plant from silicon-based alloys to silicon metal, and we expect fewer furnace outages for planned maintenance during this quarter. We expect a modest decline in silicon-based alloy tons sold in the quarter ending June 30, 2011, as our Bridgeport, Alabama plant was without power for five days in late April and early May as a result of tornados. The plant was not damaged, but the power company lost significant transmission capability from the storms. In addition, the Bridgeport plant is due for a 30 day planned maintenance outage in June, which will affect tons shipped in June and July.

Critical Accounting Policies

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the disclosure of contingent assets and liabilities. Management bases our estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from the estimates used under different assumptions or conditions. We have provided a description of our significant accounting policies in the notes to our condensed consolidated financial statements and our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Our critical accounting policies have not significantly changed from those discussed in “Part II — Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, except as follows:

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

Results of Operations

GSM Three Months Ended March 31, 2011 vs. 2010

Consolidated Operations:

	Three Months Ended
	March 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$172,802	112,486	60,316	53.6%
Cost of goods sold	121,621	99,135	22,486	22.7%
Selling, general and administrative expenses	14,396	10,008	4,388	43.8%
Research and development	32	36	(4)	(11.1%)
Operating income	36,753	3,307	33,446	1,011.4%
Interest expense, net	(497)	(993)	496	(49.9%)
Other income	219	482	(263)	(54.6%)
Income before provision for income taxes	36,475	2,796	33,679	1,204.5%
Provision for income taxes	12,982	1,751	11,231	641.4%
Net income	23,493	1,045	22,448	2,148.1%
Income attributable to noncontrolling interest, net of tax	(100)	(529)	429	(81.1%)
Net income attributable to Globe Specialty Metals, Inc.	$23,393	516	22,877	4,433.5%

Net Sales:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$99,084	32,266	$3,071	$73,006	30,681	$2,380
Silicon-based alloys	61,149	27,010	2,264	34,192	17,003	2,011
Silicon metal and silicon-based alloys	160,233	59,276	2,703	107,198	47,684	2,248
Silica fume and other	12,569			5,288
Total net sales	$172,802			$112,486

Net sales increased $60,316,000, or 54%, from the prior year to $172,802,000 primarily as a result of a 24% increase in metric tons sold and an increase in average selling price of 20%. The increase in metric tons sold resulted in an increase in net sales of $23,895,000 and was related to a 5% increase in silicon metal and a 59% increase in silicon-based alloy metric tons sold. Silicon metal volume sold was higher due to increased demand, which led us to reopen our Selma, Alabama facility in January 2010, which contributed approximately 2,700 incremental metric tons sold during the third quarter of fiscal year 2011. This increase was offset by the decrease in volume due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009. Subsequent to this divestiture, remaining Globe Metais sales related only to the fulfillment of certain retained customer contracts with product purchased from our former Brazilian manufacturing operations at a purchase price equal to our sales price. These customer contracts were fulfilled at the end of the second quarter of fiscal year 2011, and no further sales will be made under this arrangement. The increase in silicon-based alloy volume includes the impact of the Core Metals Group Holdings LLC (Core Metals) acquisition, which contributed approximately 8,700 metric tons of ferrosilicon in the third quarter of fiscal year 2011. Additionally, end market demand for ferrosilicon and magnesium ferrosilicon increased in the third quarter of fiscal year 2011 due to the economic recovery, particularly in steel and automotive production.

The average selling price of silicon metal increased by 29%, and the average selling price of silicon-based alloys increased by 13%. The increase in silicon metal pricing was primarily due to significantly higher pricing on annual calendar 2011 contracts, which replaced the long-term and annual 2010 contracts that expired on December 31, 2010. The increase in silicon-based alloy pricing was due to significant pricing increases in ferrosilicon and magnesium ferrosilicon resulting from the economic recovery. This impact was offset by the acquisition of Core Metals in the fourth quarter of fiscal year 2010, which resulted in a mix shift towards the production of ferrosilicon, which is our lowest priced alloy and also has the lowest cost of production. The mix shift was slightly offset by the conversion of our furnace in Beverly, Ohio from ferrosilicon to silicon metal in January 2011. Other revenue increased by $7,281,000, primarily as a result of $5,307,000 of other sales from Core Metals.

Cost of Goods Sold:

The $22,486,000, or 23%, increase in cost of goods sold was a result of a 24% increase in metric tons sold, offset by a 1% decrease in our cost per ton sold. This decrease in cost per ton sold was primarily the result of the mix shift to ferrosilicon, which has our lowest cost of production, and start-up costs of approximately $3,000,000 at our Niagara Falls and Selma plants in the third quarter of fiscal year 2010, offset by the impact of planned furnace maintenance outages and higher power rates at GMI.

Gross margin represented approximately 12% of net sales in the third quarter of fiscal year 2010 and increased to approximately 30% of net sales in the third quarter of fiscal year 2011, primarily as a result of higher silicon metal and silicon-based alloy selling prices, offset by higher power costs at GMI.

Selling, General and Administrative Expenses:

The increase in selling, general and administrative expenses of $4,388,000, or 44%, was primarily due to the impact of the acquisition of Core Metals, which increased expense by $681,000, and increases at Corporate in transaction-related costs of approximately $829,000 and in bonus expense of approximately $2,756,000 due to increased profitability year over year.

Net Interest Expense:

Net interest expense decreased by $496,000 primarily due to lower interest rate swap expense at GMI of approximately $263,000, as well as reduced interest expense resulting from a lower senior term loan balance during the third quarter of fiscal year 2011.

Other Income:

Other income decreased by $263,000 due primarily to a year over year decrease in income from GMI’s Norchem, Inc. affiliate of approximately $222,000, as well as lower hydropower dividends at Globe Metales of approximately $172,000, offset by foreign exchange gains due to currency fluctuations associated with the Euro and the Chinese renminbi.

Provision for Income Taxes:

Provision for income taxes as a percentage of pre-tax income was approximately 36%, or $12,982,000, in the third quarter of fiscal year 2011 and was approximately 63%, or $1,751,000, in the third quarter of fiscal year 2010. The decrease in the effective tax rate is due primarily to a change in our estimated annual effective tax rate in the third quarter of fiscal year 2010, which had a significant impact as a percentage of pre-tax income given pre-tax income of $2,796,000.

Segment Operations

GMI

	Three Months Ended
	March 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$155,638	86,693	68,945	79.5%
Cost of goods sold	108,885	76,370	32,515	42.6%
Selling, general and administrative expenses	6,128	5,410	718	13.3%
Operating income	$40,625	4,913	35,712	726.9%

Net sales increased $68,945,000, or 80%, from the prior year to $155,638,000. The increase was primarily attributable to a 44% increase in metric tons sold and a 22% increase in average selling price. Silicon metal volume was higher by 25% primarily due to increased demand, which led us to reopen our Selma, Alabama facility in January 2010, which contributed approximately 2,700 incremental metric tons sold during the third quarter of fiscal year 2011. Silicon-based alloy volume was higher by 87% due to the acquisition of Core Metals and an increase in end market demand, primarily from the steel and automotive industries, for ferrosilicon and magnesium ferrosilicon in the third quarter of fiscal year 2011. The increase in silicon-based alloy volume includes the impact of the Core Metals acquisition, which contributed approximately 8,700 metric tons of ferrosilicon in the third quarter of fiscal year 2011. Pricing for silicon metal increased 32% due to significantly higher pricing of the annual calendar 2011 contracts. All of our long-term and annual 2010 contracts expired on December 31, 2010. Silicon-based alloy pricing increased by 12% due to significant price increases in ferrosilicon and magnesium ferrosilicon, resulting from the economic recovery, offset by the impact of the acquisition of Core Metals in the fourth quarter of fiscal year 2010. This acquisition caused a product mix shift towards ferrosilicon, which is our lowest priced alloy and also has the lowest cost of production. The mix shift was slightly offset by the conversion of one furnace at Beverly, Ohio from ferrosilicon to silicon metal in January 2011.

Operating income increased by $35,712,000 from the prior year quarter to $40,625,000. This increase was primarily due to higher volumes shipped of silicon metal and silicon-based alloys and higher average selling prices for silicon metal. Cost of goods sold increased by 43%, while volumes increased by 44%. This caused a decrease in the cost per ton sold, which reflects the impact of start-up costs of approximately $3,000,000 at our Niagara Falls and Selma plants in the third quarter of fiscal year 2010, offset by planned furnace maintenance outages and higher power rates during the third quarter of fiscal year 2011. The addition of Core Metals contributed $681,000 to selling, general and administrative expenses in the third quarter of fiscal year 2011.

Globe Metais

	Three Months Ended
	March 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$-	12,623	(12,623)	(100.0%)
Cost of goods sold	(448)	12,319	(12,767)	(103.6%)
Selling, general and administrative expenses	(1)	94	(95)	(101.1%)
Operating income	$449	210	239	113.8%

Net sales decreased $12,623,000, or 100%, from the prior year to $0. The decrease in volume was due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009. Subsequent to this divestiture, remaining Globe Metais sales related only to the fulfillment of certain retained customer contracts with product purchased from our former Brazilian manufacturing operations at a purchase price equal to our sales price. These customer contracts were fulfilled at the end of the second quarter of fiscal year 2011, and no further sales will be made under this arrangement.

Operating income increased by $239,000, or 114%, from the prior year to $449,000. The increase was primarily due to the timing of the sale of our Brazilian manufacturing operations and final material cost adjustments associated with the fulfillment of customer contracts.

Globe Metales

	Three Months Ended
	March 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$16,712	11,979	4,733	39.5%
Cost of goods sold	11,473	9,150	2,323	25.4%
Selling, general and administrative expenses	960	820	140	17.1%
Operating income	$4,279	2,009	2,270	113.0%

Net sales increased $4,733,000, or 40%, from the prior year to $16,712,000. This increase was primarily attributable to a 27% increase in average selling prices and a 10% increase in metric tons sold. Pricing increased on calcium silicon and magnesium ferrosilicon due to improving demand, especially in the steel and automotive markets. Additionally, pricing increased due to a mix shift from ferrosilicon, the lowest priced alloy, to calcium silicon and magnesium ferrosilicon. The increase in metric tons sold was due to increased demand for calcium silicon as general market conditions improved year over year.

Operating income increased by $2,270,000 from the prior year to $4,279,000. The increase was primarily due to an increase in average selling prices, offset by the impact of higher production costs. Cost of goods sold increased by 25%, primarily due to higher power and other raw material costs, while volumes increased by only 10%.

Solsil

	Three Months Ended
	March 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$20	-	20	NA
Cost of goods sold	161	166	(5)	(3.0%)
Selling, general and administrative expenses	28	93	(65)	(69.9%)
Research and development	32	36	(4)	(11.1%)
Operating loss	$(201)	(295)	94	(31.9%)

Net sales increased $20,000 from the prior year to $20,000. This increase was due to the timing of spot shipments of product during the third quarter of fiscal year 2011.

Operating loss decreased by $94,000 from the prior year to $201,000. The primary driver of this decrease was lower selling, general and administrative expenses of $65,000 as a result of Solsil’s suspension of commercial production and enhanced focus on refining its production processes to improve yield and reduce the cost of production.

Corporate

	Three Months Ended
	March 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$6,723	3,012	3,711	123.2%
Operating loss	$(6,723)	(3,012)	(3,711)	123.2%

Operating loss increased by $3,711,000 from the prior year to $6,723,000. Selling, general and administrative expenses increased by $3,711,000 primarily due to an increase in transaction-related costs of approximately $829,000 and an increase in bonus expense of approximately $2,756,000 due to increased profitability year over year.

GSM Nine Months Ended March 31, 2011 vs. 2010

Consolidated Operations:

	Nine Months Ended
	March 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$465,929	326,222	139,707	42.8%
Cost of goods sold	361,722	267,087	94,635	35.4%
Selling, general and administrative expenses	38,920	35,873	3,047	8.5%
Research and development	77	151	(74)	(49.0%)
Restructuring charges	-	(81)	81	NA
Gain on sale of business	-	(22,907)	22,907	NA
Operating income	65,210	46,099	19,111	41.5%
Interest expense, net	(2,127)	(3,211)	1,084	(33.8%)
Other income	393	3,960	(3,567)	(90.1%)
Income before provision for income taxes	63,476	46,848	16,628	35.5%
Provision for income taxes	23,479	19,702	3,777	19.2%
Net income	39,997	27,146	12,851	47.3%
(Income) losses attributable to noncontrolling interest, net of tax	(2,734)	346	(3,080)	(890.2%)
Net income attributable to Globe Specialty Metals, Inc.	$37,263	27,492	9,771	35.5%

The following table presents consolidated operating results:

Net Sales:

	Nine Months Ended March 31, 2011			Nine Months Ended March 31, 2010
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$248,149	91,511	$2,712	$216,592	85,402	$2,536
Silicon-based alloys	174,120	85,384	2,039	94,098	46,862	2,008
Silicon metal and silicon-based alloys	422,269	176,895	2,387	310,690	132,264	2,349
Silica fume and other	43,660			15,532
Total net sales	$465,929			$326,222

Net sales increased $139,707,000, or 43%, from the prior year to $465,929,000 primarily as a result of a 34% increase in metric tons sold and a 2% increase in our average selling price. The increase in metric tons sold resulted in an increase in net sales of $92,845,000 and was related to a 7% increase in silicon metal and an 82% increase in silicon-based alloy metric tons sold. Silicon metal volume sold was higher due to increased demand, which led us to reopen our Niagara Falls, New York facility in November 2009, which contributed approximately 7,200 incremental metric tons, and our Selma, Alabama facility in January 2010, which contributed approximately 11,200 incremental metric tons sold during the first nine months of fiscal year 2011. These increases were offset by the decrease in volume due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009. Subsequent to this divestiture, remaining Globe Metais sales relate only to the fulfillment of certain retained customer contracts with product purchased from our former Brazilian manufacturing operations at a purchase price equal to our sales price. The increase in silicon-based alloy volume includes the impact of the Core Metals acquisition, which contributed approximately 27,300 metric tons of ferrosilicon in the first nine months of fiscal year 2011. Additionally, end market demand for ferrosilicon and magnesium ferrosilicon increased in the first nine months of fiscal year 2011 due to the economic recovery, particularly in steel and automotive production.

The increase in average selling price resulted in increased net sales of approximately $18,734,000 and was a result of a 7% increase in the average selling price of silicon metal and a 2% increase in the average selling price of silicon-based alloys. The increase in silicon metal pricing was primarily due to higher pricing of the annual calendar 2011 contracts and higher spot pricing. The increase in silicon-based alloy pricing was due to improved demand from the economic recovery, offset by the impact of the acquisition of Core Metals in the fourth quarter of fiscal year 2010, which resulted in a mix shift towards the production of ferrosilicon. Ferrosilicon is our lowest priced alloy and also has the lowest cost of production. Other revenue increased by $28,128,000 as a result of $14,687,000 of other sales from Core Metals during the first nine months of fiscal year 2011 and the recognition of $9,400,000 in previously deferred revenue from Solsil as the technology license, joint development and supply agreement with BP Solar International Inc. (BP Solar) was terminated in the second quarter of fiscal year 2011.

Cost of Goods Sold:

The $94,635,000, or 35%, increase in cost of goods sold was a result of a 34% increase in metric tons sold, as well as a 1% increase in our cost per ton sold. This increase in cost per ton sold was primarily due to the impact of planned furnace maintenance outages at GMI, higher power rates at GMI, and $4,300,000 of expense related to satisfaction of the long-term supply contract in the first nine months of fiscal year 2011. These cost increases were partially offset by the impact of reduced start-up costs of approximately $3,400,000 at our Niagara Falls and Selma plants in the nine month year over year period, the mix shift to ferrosilicon, which has our lowest cost of production, and the timing of the sale of our Brazilian manufacturing operations on November 5, 2009.

Gross margin represented approximately 18% of net sales in the first nine months of fiscal year 2010 and increased to approximately 22% of net sales in the first nine months of fiscal year 2011, primarily as a result of higher silicon metal and silicon-based alloy selling prices, offset by higher power costs at Globe Metales and GMI, as well as the impact of reduced margins on the sale of product purchased from our former Brazilian manufacturing operations.

Selling, General and Administrative Expenses:

The increase in selling, general and administrative expenses of $3,047,000, or 9%, was primarily a result of the impact of the acquisition of Core Metals, which increased expense by $1,762,000, and an increase in transaction-related costs, wages and benefits, and audit and other professional fees, including Sarbanes-Oxley Act compliance related expenditures, of approximately $1,764,000, $476,000, and $637,000, respectively, at Corporate. Additionally, bonus expense at Corporate increased approximately $698,000 due to profitability improvement year over year. These cost increases were partially offset by a decrease of approximately $2,624,000 at Globe Metais due to the timing of the sale of our Brazilian manufacturing operations.

Gain on Sale of Business:

Gain on sale of business for the first nine months of fiscal year 2010 was associated with the sale of our Brazilian manufacturing operations on November 5, 2009.

Net Interest Expense:

Net interest expense decreased by $1,084,000 primarily due to lower interest rate swap expense of approximately $617,000 at GMI, as well as the timing of the sale of our Brazilian manufacturing operations on November 5, 2009, which resulted in a reduction in net interest expense of $347,000.

Other Income:

Other income decreased by $3,567,000 due primarily to a foreign exchange gain of $3,790,000 at Globe Metais in the first nine months of fiscal year 2010. The foreign exchange gain at Globe Metais consisted of foreign exchange gains of $2,941,000, primarily associated with the revaluation of long-term reais denominated tax liabilities, and a gain of $849,000 on our foreign exchange forward contracts. These foreign exchange fluctuations no longer occur following the sale of our Brazilian manufacturing operations on November 5, 2009. Additionally, other income was reduced by approximately $172,000 due to lower year over year hydropower dividends at Globe Metales. The impact of these prior year gains was offset by current year foreign exchange gains due to currency fluctuations associated with the Euro and the Chinese renminbi.

Provision for Income Taxes:

Provision for income taxes as a percentage of pre-tax income was approximately 37%, or $23,479,000, in the first nine months of fiscal year 2011 and was approximately 42%, or $19,702,000, in the first nine months of fiscal year 2010.  The decrease in the effective tax rate is due primarily to the recognition of $9,395,000 in income tax expense associated with the sale of our Brazilian manufacturing operations in the first nine months of fiscal year 2010.

Segment Operations

GMI

	Nine Months Ended
	March 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$392,007	234,068	157,939	67.5%
Cost of goods sold	308,743	192,291	116,452	60.6%
Selling, general and administrative expenses	16,398	15,018	1,380	9.2%
Restructuring charges	-	(81)	81	NA
Operating income	$66,866	26,840	40,026	149.1%

Net sales increased $157,939,000, or 68%, from the prior year to $392,007,000. The increase was primarily attributable to a 56% increase in metric tons sold. Silicon metal volume was higher by 25% primarily due to increased demand, which led us to reopen our Niagara Falls, New York facility in November 2009, which contributed approximately 7,200 incremental metric tons, and our Selma, Alabama facility in January 2010, which contributed approximately 11,200 incremental metric tons sold during the first nine months of fiscal year 2011. Silicon-based alloy volume was higher by 124% due to the acquisition of Core Metals and an increase in end market demand, primarily from the steel and automotive industries for ferrosilicon and magnesium ferrosilicon in the first nine months of fiscal year 2011. The Core Metals acquisition contributed approximately 27,300 metric tons of ferrosilicon in the first nine months of fiscal year 2011. Pricing for silicon metal increased 12% due to higher pricing of the annual calendar 2011 contracts and improved spot pricing in the first nine months of fiscal year 2011, offset by the impact of the Alloy joint venture pricing. As a result of the acquisition of Core Metals in the fourth quarter of fiscal year 2010, there was a product mix shift towards ferrosilicon, which is our lowest priced alloy and also has the lowest cost of production. This impact was offset by higher pricing on ferrosilicon and magnesium ferrosilicon products due to increased market demand.

The GMI segment includes the Alloy joint venture, which was entered into on November 5, 2009, and sells 49% of the output of the Alloy plant to Dow Corning Corporation (Dow Corning) at cost. We control the joint venture and consolidate its results in our financial statements. As a result of the joint venture, GMI’s gross margin has been negatively impacted by virtue of the material sold to Dow Corning at cost. The increase in pricing for silicon metal during the first nine months of fiscal year 2011 more than offset this impact and resulted in increased gross margin year over year.

Operating income increased by $40,026,000 from the prior year to $66,866,000. This increase was primarily due to higher volumes shipped of silicon-based alloys and silicon metal and higher average selling prices for silicon metal. Cost of goods sold increased by 61%, while volumes increased by only 56%. This was a result of an increase in the cost per ton sold due to the impact of planned furnace maintenance outages, higher power rates, and $4,300,000 of expense related to satisfaction of the long-term supply contract in the first nine months of fiscal year 2011, offset by the impact of reduced start-up costs of approximately $3,400,000 at our Niagara Falls and Selma plants in the nine month year over year period. The addition of Core Metals contributed $1,762,000 to selling, general and administrative expenses in the first nine months of fiscal year 2011.

Globe Metais

	Nine Months Ended
	March 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$15,421	53,603	(38,182)	(71.2%)
Cost of goods sold	14,973	44,990	(30,017)	(66.7%)
Selling, general and administrative expenses	71	2,695	(2,624)	(97.4%)
Research and development	-	11	(11)	NA
Loss on sale of business	-	1,748	(1,748)	NA
Operating income	$377	4,159	(3,782)	(90.9%)

Net sales decreased $38,182,000, or 71%, from the prior year to $15,421,000. The decrease was primarily attributable to a decrease in metric tons sold of 63% and a decrease in average selling prices of 20%. The decrease in volume was due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009. Subsequent to this divestiture, remaining Globe Metais sales related only to the fulfillment of certain retained customer contracts with product purchased from our former Brazilian manufacturing operations at a purchase price equal to our sales price. These customer contracts were fulfilled at the end of the second quarter of fiscal year 2011, and no further sales will be made under this arrangement. The decrease in pricing was due to the year over year currency impact of Euro denominated contracts.

Operating income decreased by $3,782,000, or 91%, from the prior year to $377,000. The decrease was primarily due to the timing of the sale of our Brazilian manufacturing operations, which led to lower sales volumes, as well as the impact of reduced margins on the sale of product purchased from our former Brazilian manufacturing operations. Selling, general and administrative expenses decreased by $2,624,000 primarily due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009. Results in the first nine months of fiscal year 2010 also included transaction costs of $1,748,000 associated with the sale of the Brazilian manufacturing operations.

Globe Metales

	Nine Months Ended
	March 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$46,455	35,502	10,953	30.9%
Cost of goods sold	33,928	24,911	9,017	36.2%
Selling, general and administrative expenses	2,704	2,348	356	15.2%
Operating income	$9,823	8,243	1,580	19.2%

Net sales increased $10,953,000, or 31%, from the prior year to $46,455,000. This increase was primarily attributable to a 19% increase in average selling prices, as well as a 9% increase in metric tons sold. Pricing increased on magnesium ferrosilicon due to improving demand, especially in the automotive market. Additionally, pricing increased due to a mix shift from ferrosilicon, the lowest priced alloy, to calcium silicon and magnesium ferrosilicon. Volumes increased from higher shipments of magnesium ferrosilicon and calcium silicon as demand in the automotive and steel end markets continues to recover.

Operating income increased by $1,580,000 from the prior year to $9,823,000. The increase was primarily due to higher average selling prices offset by higher production costs. Cost of goods sold increased by 36%, primarily due to higher power and other raw material costs, while volumes increased by only 9%. Power costs increased beginning in November 2009 as our long-term power agreement expired. Additionally, selling, general and administrative expenses increased $356,000, primarily due to higher wage expense as a result of the terms of the union contract signed at the beginning of fiscal year 2011.

Solsil

	Nine Months Ended
	March 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$9,420	20	9,400	NA
Cost of goods sold	331	690	(359)	(52.0%)
Selling, general and administrative expenses	136	378	(242)	(64.0%)
Research and development	77	138	(61)	(44.2%)
Operating income (loss)	$8,876	(1,186)	10,062	(848.4%)

Net sales increased $9,400,000 from the prior year to $9,420,000. This increase was primarily due to the recognition of $9,400,000 in previously deferred revenue as the BP Solar technology license, joint development and supply agreement was terminated during the second quarter of fiscal year 2011.

Operating income (loss) increased by $10,062,000 from the prior year to $8,876,000. The primary driver of this increase was the recognition of $9,400,000 in previously deferred revenue as the BP Solar technology license, joint development and supply agreement was terminated during the second quarter of fiscal year 2011. The decrease in cost of goods sold of $359,000 from the prior year to $331,000 was a result of Solsil’s suspension of commercial production and enhanced focus on refining its production processes to improve yield and reduce the cost of production. As a result of these changes, selling, general and administrative expenses decreased $242,000 and research and development expenses decreased $61,000.

Corporate

	Nine Months Ended
	March 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$17,763	13,797	3,966	28.7%
Gain on sale of business	-	(24,655)	24,655	(100.0%)
Operating (loss) income	$(17,763)	10,858	(28,621)	(263.6%)

Operating (loss) income decreased $28,621,000 from the prior year to $(17,763,000). The second quarter of fiscal year 2010 included a $24,655,000 gain on the sale of the manufacturing operations of Globe Metais, which was net of transaction expenses of $951,000 at Corporate. Selling, general and administrative expenses increased by $3,966,000 primarily due to an increase in transaction-related costs, wages and benefits, and audit and other professional fees, including Sarbanes-Oxley Act compliance related expenditures, of approximately $1,764,000, $476,000 and $637,000, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balance, cash flows from operations, and unused commitments under our existing credit facilities. At March 31, 2011, our cash and cash equivalents balance was approximately $155,313,000, and we had $64,802,000 available for borrowing under our existing financing arrangements. We generated cash flows from operations totaling $42,673,000 during the nine months ended March 31, 2011.

Our subsidiaries borrow funds in order to finance working capital requirements and capital expansion programs. The terms of certain of our financing arrangements place restrictions on distributions of funds to us, however, we do not expect this to have an impact on our ability to meet our cash obligations. We believe we have access to adequate resources to meet our needs for normal operating costs, capital expenditure, and working capital for our existing business. Our ability to fund planned capital expenditures and make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in our industry as well as financial, business and other factors, some of which are beyond our control.

As discussed in the Outlook section, we intend to build a silicon metal plant in Iceland. The project is expected to cost approximately €115,000,000. We have a few remaining steps to complete, including final board of directors approval, prior to beginning construction, which is expected to take place in the second half of calendar 2011. We anticipate financing the plant with €78,000,000 of limited-recourse project financing from two commercial banks, approximately €34,000,000 of cash from GSM, and €2,000,000 from our minority partner. We intend to use our cash and cash equivalents balance to fund our portion of the project costs.

Cash Flows

The following table is a summary of consolidated cash flows:

	Nine Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$157,029	61,876
Cash flows provided by (used in) operating activities	42,673	(27,656)
Cash flows (used in) provided by investing activities	(43,249)	41,280
Cash flows (used in) provided by financing activities	(697)	144,315
Effect of exchange rate changes on cash	(443)	(28)
Cash and cash equivalents at end of period	$155,313	219,787

Operating Activities:

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions.

Net cash provided by (used in) operating activities was $42,673,000 and $(27,656,000) during the first nine months of fiscal years 2011 and 2010, respectively. The $70,329,000 increase in net cash provided by operating activities was primarily due to improved operating results, excluding the impact of the gain on the sale of our Brazilian manufacturing operations, as well as a less significant increase in net working capital during the first nine months of fiscal year 2011, compared with the first nine months of fiscal year 2010. Inventories increased during the first nine months of fiscal year 2011 due primarily to higher electrode levels for use in future production. Additionally, accounts receivable increased due to timing of sales and higher average selling prices. In the first nine months of fiscal year 2010, accounts receivable increased significantly due to the start-up of our Niagara Falls, New York and Selma, Alabama plants. This was offset by an increase in accounts payable due to additional maintenance and furnace overhauls at the end of the period, and purchases associated with the restart of furnaces. In the first nine months of fiscal year 2010, a tax payment of $38,449,000 was made on the taxable gains on sale of our former Brazilian manufacturing operations and a noncontrolling interest in WVA Manufacturing LLC (WVA LLC).

Investing Activities:

Net cash (used in) provided by investing activities was approximately $(43,249,000) and $41,280,000 during the first nine months of fiscal years 2011 and 2010, respectively. In the first nine months of fiscal year 2010, $58,445,000 of cash was provided by the sale of our Brazilian manufacturing operations, net of cash transferred of $16,555,000. Year over year capital expenditures increased from approximately $16,432,000 to $26,776,000 due to furnace overhauls at our GMI plants during the first nine months of fiscal year 2011. Additionally, we received $2,500,000 in proceeds associated with the divestiture of our 49% ownership interest in Fluorita de Mexico, S.A. de C.V., offset by net payments of $2,038,000, which were made for working capital claims associated with our historical acquisitions. During the three months ended March 31, 2011, we made advances totaling approximately $17,000,000 to acquire exploration mining licenses in Nigeria to mine for manganese ore, a raw material used in the production of certain silicon and manganese based alloys.

Financing Activities:

Net cash (used in) provided by financing activities was approximately $(697,000) and $144,315,000 during the first nine months of fiscal years 2011 and 2010, respectively. The proceeds from the close of our initial public offering and listing on the NASDAQ during the first nine months of fiscal year 2010 contributed $36,456,000, net of underwriting discounts and commissions of $2,744,000. Additionally, $98,329,000 of cash was provided by the sale of a 49% interest in WVA LLC, net of transaction costs, during the first nine months of fiscal year 2010. Net borrowings of approximately $9,420,000 of long-term and short-term debt, including the borrowing of $22,000,000 used primarily for the acquisition of Core Metals, occurred during the first nine months of fiscal year 2010, as compared to net borrowings of approximately $6,452,000 of long-term and short-term debt in the first nine months of fiscal year 2011. During the first nine months of fiscal year 2011, a dividend payment of $11,269,000 was paid to our common stockholders, which was partially offset by the contribution of $4,989,000 from the exercise of stock options.

Exchange Rate Changes on Cash:

The effect of exchange rate changes on cash was related to fluctuations in renminbi, the functional currency of our Chinese subsidiary.

Commitments and Contractual Obligations

Our commitments and contractual obligations have not changed significantly from those disclosed in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commitments and Contractual Obligations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, except related to commitments associated with our existing debt obligations and power commitments, as discussed in note 7 (Debt) and note 11 (Commitments and Contingencies) to our condensed consolidated financial statements for the three and nine months ended March 31, 2011 and 2010.

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

At March 31, 2011, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

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

In October 2009, the FASB issued an amendment to ASC Subtopic 820-10, Fair Value Measurements and Disclosures (ASC 820). This amendment requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The amendment also clarifies existing fair value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. Adoption of this amendment to ASC 820 had no impact on our financial position and results of operations.

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

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)) as of March 31, 2011. Based upon that evaluation, our Principal Executive Officers and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in “Part I — Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. There have been no material changes in our risks from such description except as follows:

We have made advances to acquire exploration mining licenses in Nigeria

During the three months ended March 31, 2011, we made advances totaling approximately $17,000,000 to acquire exploration mining licenses in Nigeria to mine for manganese ore, a raw material used in the production of certain silicon and manganese based alloys. We are in the process of having these licenses transferred from the existing owners, and intend to conduct geological and geophysical studies to ascertain the quality and quantity of manganese reserves on these sites. Until such evaluations are completed, the potential reserves associated with the mining licenses, as well as the capital and operating costs associated with the related extractive activities, are subject to considerable uncertainty.

We have no history of mining operations in Nigeria. Our future operations in Nigeria may be affected by changing economic, regulatory and political environments, which may impact our financial returns from projects in that country. The advancement of this project will require the operation of mines and the development of related infrastructure. In addition, if the price of manganese ore declines, if production costs increase, or recovery rates are lower than expected, or if applicable laws and regulations are adversely changed, we may never successfully establish mining operations, or any operations established may not achieve profitability.

Item 6.  Exhibits

Exhibit Number	Description of Document
10.1	Employment Agreement, dated January 27, 2011, between GSM and Alan Kestenbaum†
10.2	Framework for the 2011 Annual Executive Long Term Incentive Plan†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
____________

†	Filed herewith.

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

May 11, 2011