Form 10-K
period 2011-06-30
GLOBE SPECIALTY METALS INC
filed 2011-08-26
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☑

As of August 23, 2011, the registrant had 75,317,614 shares of common stock outstanding. As of December 31, 2010 (the last business day of the Registrant's most recently completed second fiscal quarter), the aggregate market value of such shares held by non-affiliates of the Registrant was approximately $1,100.3 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the 2011 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 - 14 of this Annual Report on Form 10-K as indicated herein.

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

Fiscal 2011 was a very successful and active one for us. Sales and profits grew significantly from the prior year as all our long-term and annual sales contracts for silicon metal expired at the end of calendar 2010 and we entered into new annual contracts at higher prices.  In addition, silicon-based alloy pricing, which is typically re-set on a quarterly basis, grew through the year propelled by end market growth.  Also, we announced the building of a silicon metal plant in Iceland and the acquisition of Alden Resources, North America’s leading miner of specialty metallurgical coal for the silicon and silicon-based alloy industries. These transactions, as described below, will serve to broaden our product mix, improve our profitability and position us for significant future growth.

•
In July 2011, we closed on the acquisition of Alden Resources, LLC, North America’s leading miner, processor and supplier of specialty metallurgical coal to the silicon and silicon-based alloys industries and also a supplier of thermal coal to the power industry. Specialty metallurgical coal is a key ingredient in the production of silicon metal. Alden is a major supplier of this type of specialty metallurgical coal to GSM and other silicon producers. By acquiring Alden, we secured a stable, long-term and low-cost supply of this key raw material to support continued growth worldwide while maintaining Alden's position as a leading supplier to other silicon and silicon-based alloy producers. Charcoal, where available, is a more costly alternative to coal and whose cost Globe would have to incur without adequate coal supplies. Alden has approximately 21 million tons of reserves of specialty metallurgical coal used predominately in the silicon and silicon-based alloy industries. Alden is currently operating six mines in Kentucky and Tennessee. Currently, Alden supplies approximately 600,000 tons of coal annually to the silicon and silicon-based alloy markets in North America and overseas, with small quantities including byproducts sold to the thermal market. Alden also owns and operates a coal preparation plant in eastern Kentucky that washes and prepares the coal. The plant is newly upgraded and capable of processing over 2.5 million tons of coal per year. We financed the acquisition with $55,000,000 million of bank debt, at an interest rate of approximately 3%, and with $18,200,000 million of cash from GSM's balance sheet. In addition, the seller could receive a contingent payment of up to $6,800,000 million based on future performance.

•
In February 2011, we announced our intention to build a 40,000 metric ton silicon metal plant in Iceland. We are building the plant with a minority partner, Tomahawk Development Company (Tomahawk), who secured substantially all the environmental and operating permits and the land, and who will own approximately 15% of the plant. We obtained an 18 year, competitively priced power contract for 66 megawatts. Prior to beginning construction, which is expected to take place before the end of calendar 2011, we have a few remaining steps to complete, including obtaining final board of directors approval. The plant is expected to be operational in the second half of calendar 2013. The total project will cost approximately €115,000,000 and will be financed with €79,000,000 of financing provided by two commercial banks, approximately €34,000,000 of cash from GSM, and €2,000,000 from Tomahawk.

Volumes shipped in fiscal year 2011 increased more than 20% from our prior fiscal year, with approximately 27% of the increase in volume coming from the acquisition of Core Metals completed in April 2010 net of the arrangement to ship material, at cost, from our former Brazilian plant to a European customer, which ended in December 2010. Our average selling price of silicon metal and silicon-based alloys increased 9%  in the fiscal year. We are presently running all of our furnaces at full capacity, subject to planned maintenance outages.

Demand and pricing for silicon metal appears to be primarily driven by strong end user demand for silicones, which are additives to hundreds of products such as cosmetics, textiles, paints and coatings, and by growing demand for polysilicon, which is used to produce photovoltaic (solar) cells. Major silicone and polysilicon producers have announced strong financial results along with expectations for future growth and significant new polysilicon capacity is being built in the United States and abroad. Demand and pricing for silicon-based alloys is largely driven by end user requirements for our customized product offerings from specialty steel producers and foundries. Major customers are growing to support increased auto production, domestically and overseas, and for other uses of specialty steel and castings.

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

Other

Ningxia Yonvey Coal Industrial Co., Ltd. (Yonvey).   Yonvey produces carbon electrodes, an important input in our production process, at a production facility in Shizuishan in the Ningxia Hui Autonomous Region of China. We currently consume internally the majority of Yonvey’s output of electrodes. We hold a 70% ownership interest in Yonvey.

Ultracore Polska Sp.z.o.o (UCP).   UCP produces cored-wire silicon-based alloy products. The fabrication facility is located in Police in northern Poland.

See our June 30, 2011 consolidated financial statements for financial information with respect to our segments.

Products and Operations

The following chart shows the location of our primary facilities, the products produced at each facility and each facility’s production capacity.

Beverly, OH (CRU #3)
Silicon metal / 13,000 tons
Silicon-based alloys / 52,000 tons
Niagara Falls, NY (CRU #5)
Silicon metal / 27,000 tons
Iceland (Expected 2013)
Silicon metal / 40,000 tons
Shizuishan, Ningxia Hui, China ("Yonvey")
Carbon electrodes / 10,000 tons
Alloy, WV (CRU #2)
Silicon metal / 68,000 tons - JV
Globe 51% or 34,700 tons
Dow Corning 49% or 33,300 tons
New York, NY
Headquarters
Police, Poland
Cored wire / 8 million meters
Bridgeport, AL
Silicon-based alloys / 42,000 tons
Selma, AL (CRU #4)
Silicon metal / 25,000 tons
Alden Resources*
Specialty Grade Coal &
Preparation plant (2.5 million tons)
Mendoza, Argentina
Silicon-based alloys / 26,000 tons
San Luis, Argentina
Cored wire / 24 million meters
Product
Silicon metal
Silicon alloys
Cored wire
UMG
Electrodes
Coal & prep plant

* We closed on the acquisition of Alden Resources, LLC in July 2011.
Customers and Markets

The following table details our shipments and average selling price per MT over the last eight quarters through June 30, 2011. See note 24 (Operating Segments) to our June 30, 2011 consolidated financial statements for additional information.
	Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
	2011	2011	2010	2011	2010	2010	2009	2009
	(Unaudited)
Shipments (MT) (a)	56,580	59,276	59,171	58,448	62,207	47,684	44,508	40,072
Average selling price ($/MT)	$2,862	2,703	2,294	2,161	2,157	2,248	2,348	2,470
 ___________

(a)	Shipments and average selling price exclude silica fume, other by-products and electrodes.

During the year ended June 30, 2011, our customers engaged primarily in the manufacture of silicone chemicals and polysilicon (35% of revenue), foundry alloys (20% of revenue), aluminum (18% of revenue) and steel (17% of revenue). Our customer base is geographically diverse, and includes North America, Europe, South America and Asia, which for the year ended June 30, 2011, represented 83%, 12%, 3% and 2% of our revenue, respectively.

For the year ended June 30, 2011, one customer accounted for more than 10% of revenues: Dow Corning, which represented approximately 17% of revenues (approximately 62% of which was a result of the manufacturing joint venture at our Alloy, West Virginia plant). Our ten largest customers account for approximately 48% of our net sales. These percentages include sales made under our joint venture agreement to Dow Corning.

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

We enter into annual contracts for a majority of our silicon metal production.

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

Raw Material Supply

We control the supply of most of our raw materials. We have mining operations located in Billingsley, Alabama. These mines supply our U.S. operations with a substantial portion of our requirements for quartzite, the principal raw material used in the manufacturing of all of our products. We believe that these mines, together with additional leasing opportunities in the vicinity, should cover our needs well into the future. We also obtain quartzite from other sources in the U.S. The gravel is mined, washed and screened to our specifications by our suppliers. All of our products also require coal or charcoal and woodchips in their manufacture. We source our low ash metallurgical-grade coal mainly from the midwest region of the U.S., mostly under long-term fixed price contracts, for our U.S. operations, and we use charcoal from local suppliers for our Argentine operations. Going forward, we will reduce our use of charcoal because of our increased coal supply from our Alden acquisition. The acquisition of Alden Resources, in July 2011, will provide us with a stable and long-term supply of low ash metallurgical grade coal. It will also provide us with an additional revenue stream from selling this coal to other silicon metal and silicon-based alloy smelters. Woodchips are sourced locally by each plant, and we maintain a wood chipping operation at our Alloy, West Virginia plant, which allows us to either buy logs or chips based on market pricing and availability. Carbon electrodes are supplied by Yonvey and are also purchased from several other suppliers on annual contracts and spot purchases. Most of our metal purchases are made on the spot market or from scrap dealers, with the exception of magnesium, which is purchased under a fixed duration contract for our U.S. business. Our principal iron source for producing ferrosilicon-based alloys has been scrap steel. Magnesium and other additives are obtained from a variety of sources producing or dealing in these products. We also obtain raw materials from a variety of other sources. Rail is the principal transportation method for gravel and coal. We have rail spurs at all of our plants. Other materials arrive primarily by truck. We require our suppliers, whenever feasible, to use statistical process control procedures in their production processes to conform to our own processes.

We believe that we have a cost advantage in most of our long-term power supply contracts. Our power supply contracts result in stable, favorably priced, long-term commitments of power at reasonable rates. In Argentina, our power contract with the province of Mendoza to provide power at a discount to the local market price expired in October 2009, and we are currently paying a month-to-month rate. We entered into a fixed-priced contract for power transmission in Argentina and are in negotiations to enter into a new long-term power contract. In West Virginia, we have a contract with Brookfield Energy to provide approximately 45% of our power needs at a fixed rate through December 2021. The remainder of our power needs in West Virginia, Ohio and Alabama are sourced through contracts that provide tariff rates at historically competitive levels. In connection with the reopening of our Niagara Falls, New York plant, and as an incentive to reopen the plant, we obtained a public-sector package including 40 megawatts of hydropower through 2013, which was subsequently extended to 2020. We have entered into power hedge agreements, ending in June 2013, for approximately 20% of the total power required by our Niagara Falls, New York plant. These hedges cover our expected needs not supplied by the long-term power contract over the term of the hedge agreements.

Sales and Marketing Activities

Our silicon metal is typically sold through annual contracts which serve to lock in volumes and prices. Multi-year contracts have historically represented a meaningful portion of our silicon metal sales; however, substantially all silicon metal multi-year contracts expired at the end of calendar 2010 and we have not entered into any new multi-year agreements. We did enter into annual calendar 2011 contracts for the bulk of our capacity. These agreements are largely fixed priced - with the minority being priced based on an index - with a mix of firm volume commitments and requirements contracts.

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

Competition

The silicon metal and silicon-based alloy markets are capital intensive and competitive. Our primary competitors are Elkem AS, owned by China National Bluestar Group Co. Ltd., and Grupo Ferroatlantica S.L. In addition, we also face competition from other companies, such as, Quebec Silicon, Rima Industrial SA and Ligas de Alumino SA, as well as producers in China and the former republics of the Soviet Union. We have historically proven to be a highly efficient, low cost producer, with competitive pricing and manufacturing processes that capture most of our production by-products for reuse or resale. We also have the flexibility to adapt to current market demands by switching between silicon-based alloy and silicon metal production with reasonable switching costs. We face continual threats from existing and new competition. Nonetheless, certain factors can affect the ability of competition to enter or expand. These factors include (i) lead time of three to five years to obtain the necessary governmental approvals and construction completion; (ii) construction costs; (iii) the need to situate a manufacturing facility proximate to raw material sources, and (iv) energy supply for manufacturing purposes.

Competitive Strengths

We believe that we possess a number of competitive strengths that position us well to continue as one of the leading global suppliers of silicon metal and silicon-based alloys.

•
Leading Market Positions.   We hold leading market shares in a majority of our products. Our silicon metal capacity of approximately 100,000 MT annually (excluding Dow Corning’s portion of the capacity of our Alloy, West Virginia plant), represents approximately 9% total Western World capacity, including 45% capacity in North America. We estimate that we have approximately 20% Western World capacity for magnesium ferrosilicon, including 50% capacity in North America and are one of only six suppliers of calcium silicon in the Western World (with estimated 18% capacity).

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

•
Stable Raw Material Supply Through Captive Mines.   We have quartz mining operations, located in Billingsley, Alabama, for which we currently possess long-term lease mining rights. These mines supply our U.S. plants with a majority of our requirements for quartzite, the principal raw material used in the manufacturing of our products. We believe that these mines, taken together with additional leasing opportunities in the vicinity should cover our needs well into the future. We have also obtained a captive supply of electrodes, an important input in our manufacturing process, through our ownership in Yonvey. We acquired Alden Resources in July 2011 which will provide us with a stable and long-term supply of low ash metallurgical coal.

•	Efficient and Environmentally Sensitive By-Product Usage. We utilize or sell most of our manufacturing processes’ by-products, which reduces costs and limits environmental impact.

•
Diverse Products and Markets.   We sell our products to a wide variety of industries and to companies in over 30 countries. We believe that our diverse product and geographic end-market profile provides us with numerous growth opportunities and should help insulate us from economic downturns occurring in any individual industry or geographic region, however global macroeconomic factors will impact the effectiveness of our industrial and geographical diversity strategy. See note 24 (Operating Segments) to our June 30, 2011 consolidated financial statements for additional information.

•
Experienced, Highly Qualified Management Team.   We have assembled a highly qualified management team with over 50 years of combined experience in the metals industry among our top four executives. Alan Kestenbaum, our Executive Chairman, Jeff Bradley, our Chief Executive Officer and Chief Operating Officer, Malcolm Appelbaum, our Chief Financial Officer, and Stephen Lebowitz, our Chief Legal Officer, have over 21, 26, 6 and 8 years of experience, respectively, in metals industries. We believe that our management team has the operational and technical skill to continue to operate our business at world class levels of efficiency and to consistently produce silicon metal and silicon-based alloys.

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

•
Leverage Synergies Among Units.   According to CRU, we currently have the three lowest cost, and four of the five lowest cost silicon metal manufacturing facilities in the Western World. Additionally, according to CRU, the average operating cost of our four silicon metal production facilities is approximately 8.9% lower than the Western World weighted average cost. Our Niagara Falls, New York plant is included in the CRU analysis at its normalized expected production costs. We seek to leverage each of our facilities’ best practices and apply them across our system.

Employees

As of June 30, 2011, we had 1,213 employees. We have 822 employees in the United States, 155 employees in Argentina, 32 employees in Poland and 204 employees in China. Our total employees consist of 470 salaried employees and 743 hourly employees and include 511 unionized workers. This compares to 1,136 employees at June 30, 2010.

We have not experienced any work stoppages and consider our relations with our employees to be good. Our hourly employees at our Selma, Alabama facility are covered by a collective bargaining agreement with the Industrial Division of the Communications Workers of America, under a contract running through July 31, 2013. Our hourly employees at our Alloy, West Virginia, Niagara Falls, New York and Bridgeport, Alabama facilities are covered by collective bargaining agreements with The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union under contracts running through April 27, 2014, July 29, 2014, and March 31, 2012, respectively. Union employees in Argentina are working under a contract running through April 30, 2012. Our operations in Poland and China are not unionized.

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

Electricity is one of our largest production cost components, comprising approximately 24% of cost of goods sold. The level of power consumption of our submerged electric arc furnaces is highly dependent on which products are being produced and typically fall in the following ranges: (i) silicon-based alloys require between 3.5 and 8 megawatt hours to produce one MT of product and (ii) silicon metal requires approximately 11 megawatt hours to produce one MT of product. Accordingly, consistent access to low cost, reliable sources of electricity is essential to our business.

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

In the year ended June 30, 2011, we made approximately 48% of our consolidated net sales to our top ten customers and approximately 17% to our top customer. These percentages include sales made under our joint venture agreement to Dow Corning. We expect that we will continue to derive a significant portion of our business from sales to these customers. If we were to experience a significant reduction in the amount of sales we make to some or all of these customers and could not replace these sales with sales to other customers, it could have a material adverse effect on our revenues and profits.

Our U.S.-based businesses benefit from U.S. antidumping duties and laws that protect U.S. companies by taxing imports from foreign companies. If these laws change, foreign companies will be able to compete more effectively with us. Conversely, our foreign operations are adversely affected by these U.S. duties and laws.

Antidumping duties are currently in place covering silicon metal imports from China and Russia. The orders imposing these duties benefit our U.S. operations by constraining supply and increasing U.S. market prices and sales of domestic silicon metal. Rates of duty can change as a result of “administrative reviews” and “new shipper reviews” of antidumping orders. These orders can also be revoked as a result of periodic “sunset reviews,” which determine whether the orders will continue to apply to imports from particular countries. A sunset review of the order covering imports from China will begin in late 2011, with a decision expected in late 2012. Thus, the current orders may not remain in effect and continue to be enforced from year to year, the goods and countries now covered by antidumping orders may no longer be covered, and duties may not continue to be assessed at the same rates. Changes in any of these factors could adversely affect our business and profitability. Finally, at times, in filing trade actions, we find ourselves acting against the interests of our customers. Some of our customers may not continue to do business with us because of our having filed a trade action. Antidumping rules may, conversely, also adversely impact our foreign operations.

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

Hourly workers at our Selma, Alabama facility are covered by a collective bargaining agreement with the Industrial Division of the Communications Workers of America, under a contract running through July 31, 2013. Hourly employees at our Alloy, West Virginia, Niagara Falls, New York and Bridgeport, Alabama facilities are covered by collective bargaining agreements with The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union under contracts running through April 27, 2014, July 29, 2014, and March 31, 2012, respectively. Our union employees in Argentina are working under a contract running through April 30, 2012. New labor contracts will have to be negotiated to replace expiring contracts from time to time. If we are unable to satisfactorily renegotiate those labor contracts on terms acceptable to us or without a strike or work stoppage, the effects on our business could be materially adverse. Any strike or work stoppage could disrupt production schedules and delivery times, adversely affecting sales. In addition, existing labor contracts may not prevent a strike or work stoppage, and any such work stoppage could have a material adverse effect on our business.

We are dependent on key personnel.

Our operations depend to a significant degree on the continued employment of our core senior management team. In particular, we are dependent on the skills, knowledge and experience of Alan Kestenbaum, our Executive Chairman, Jeff Bradley, our Chief Executive Officer and Chief Operating Officer, Malcolm Appelbaum, our Chief Financial Officer, and Stephen Lebowitz, our Chief Legal Officer. If these employees are unable to continue in their respective roles, or if we are unable to attract and retain other skilled employees, our results of operations and financial condition could be adversely affected. We currently have employment agreements with Alan Kestenbaum, Jeff Bradley, Malcolm Appelbaum and Stephen Lebowitz, each of which contains non-compete provisions. Such provisions may not be enforceable by us. Additionally, we are substantially dependent upon key personnel in our financial and information technology staff who enable us to meet our regulatory and contractual financial reporting obligations, including reporting requirements under our credit facilities.

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

The silicon-based alloy and silicon metal markets are capital intensive and competitive. Our primary competitors are Elkem AS, owned by China National Bluestar Group Co. Ltd., Grupo Ferroatlantica S.L. and various producers in China. Our competitors may have greater financial resources, as well as other strategic advantages to maintain, improve and possibly expand their facilities; and as a result, they may be better positioned to adapt to changes in the industry or the global economy. The advantages that our competitors have over us could have a material adverse effect on our business. In addition, new entrants may increase competition in our industry, which could materially adversely affect our business. An increase in the use of substitutes for certain of our products also could have a material adverse effect on our financial condition and operations.

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

Our facilities are able to manufacture, collectively, approximately 100,000 MT of silicon metal (excluding Dow Corning’s portion of the capacity of our Alloy, West Virginia plant) and 120,000 MT of silicon-based alloys on an annual basis. Our ability to increase production and revenues will depend on expanding existing facilities or opening new ones. Increasing capacity is difficult because:

•
adding new production capacity to an existing silicon plant to produce approximately 30,000 MT of metallurgical grade silicon would cost approximately $120,000,000 and take at least 12 to 18 months to complete once permits are obtained, which could take more than a year;

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

Credit facilities maintained by some of our subsidiaries contain covenants that, among other things, restrict our ability to sell assets; incur, repay or refinance indebtedness; create liens; make investments; engage in mergers or acquisitions; pay dividends, including to us; repurchase stock; or make capital expenditures. These credit facilities also require compliance with specified financial covenants, including minimum interest coverage and maximum leverage ratios. These subsidiaries cannot borrow under their credit facilities if the additional borrowings would cause them to breach the financial covenants. Further, a significant portion of Globe Metallurgical, Inc.’s assets and West Virginia Manufacturing’s assets are pledged to secure indebtedness.

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

To the best of our knowledge, our four largest stockholders, including our Executive Chairman, together beneficially own approximately 30% of our outstanding common stock. Consequently, these stockholders have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.

The issuance of dividends may or may not occur in the foreseeable future.

On September 16, 2010, our Board of Directors approved an annual dividend of $0.15 per common share. The decision to pay dividends is at the discretion of our Board of Directors and depends on our financial condition, results of operations, capital requirements and other factors that our Board of Directors deems relevant. In the future, we intend to continue to consider declaring dividends on an annual basis, subject to reviewing our earnings and then current circumstances, but there is no guaranty that we will continue to issue dividends.

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

Our acquisition of exploration mining licenses in Nigeria involves a number of risks and uncertainties and may not be profitable.

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

Price Range of Common Stock

Our shares began trading on the NASDAQ Global Select Market on July 30, 2009. The price range per share of common stock presented below represents the highest and lowest sales prices for our common stock on the NASDAQ Global Select Market during each quarter of the last two fiscal years.
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal year 2011 price range per common share	20.25 – 24.38	16.85 – 23.64	14.20 – 17.92	9.80 – 14.18
Fiscal year 2010 price range per common share	12.74 – 9.59	11.40 – 9.20	9.98 – 7.60	9.22 – 6.81

Holders

As of August 23, 2011, there were approximately 32 holders of record of our common stock. The number of record holders does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Dividends and Dividend Policy

On September 16, 2010, our Board of Directors approved an annual dividend of $0.15 per common share. The dividend was paid on October 29, 2010, to stockholders of record as of October 15, 2010. The decision to pay dividends is at the discretion of our Board of Directors and depends on our financial condition, results of operations, capital requirements and other factors that our Board of Directors deems relevant. In the future, we intend to continue to consider declaring dividends on an annual basis, subject to reviewing our earnings and then current circumstances.

Sales of Unregistered Securities

The following is a summary of our transactions during the last three fiscal years, involving sales of our securities that were not registered under the Securities Act of 1933, as amended:

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

Use of Proceeds

In August 2009, we closed on an initial public offering of 16,100,000 shares of our common stock at $7.00 per share. Of the shares offered, 5,600,000 shares were offered by us and 10,500,000 shares were offered by selling stockholders (which included 2,100,000 shares sold by the selling stockholders pursuant to the exercise of the underwriters’ over-allotment option). Total proceeds of the offering were $112,700,000, of which the selling stockholders received $68,355,000, net of underwriting discounts and commissions totaling $5,145,000, and we received $36,456,000, net of underwriting discounts and commissions totaling $2,744,000. In addition, we also recognized offering costs of $1,688,000. Net proceeds were utilized for the acquisition of Core Metals; the remaining proceeds have been added to working capital.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

We did not repurchase any of our outstanding equity securities during the most recent quarter covered by this report.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,390,127	$4.93	1,513,579
Equity compensation plans not approved by security holders	-	-	-
Total	3,390,127	$4.93	1,513,579

Item 6.	Selected Financial Data

The following tables summarize certain selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data presented below for the fiscal years ended June 30, 2011, 2010, 2009, 2008, and 2007 are derived from our audited consolidated financial statements.

	Year Ended June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Statement of operations data:
Net sales	$641,863	472,658	426,291	452,639	221,928
Cost of goods sold	488,018	390,093	330,036	351,918	187,630
Selling, general and administrative expenses	54,739	47,875	56,322	42,857	15,033
Research and development	87	200	1,394	901	120
Restructuring charges	-	(81)	1,711	-	-
Loss (gain) on sale of business	4,249	(19,715)	-	-	-
Goodwill and intangible asset impairment	-	-	69,704	-	-
Operating income (loss)	94,770	54,286	(32,876)	56,963	19,145
Interest and other (expense) income	(2,056)	521	(899)	(5,285)	504
Income (loss) before income taxes and deferred interest subject to redemption	92,714	54,807	(33,775)	51,678	19,649
Provision for (benefit from) income taxes	35,988	20,539	11,609	15,936	7,047
Net income (loss) before deferred interest subject to redemption	56,726	34,268	(45,384)	35,742	12,602
Deferred interest subject to redemption	-	-	-	-	(768)
(Income) losses attributable to noncontrolling interest, net of tax	(3,918)	(167)	3,403	721	-
Net income (loss) attributable to Globe Specialty Metals, Inc.	$52,808	34,101	(41,981)	36,463	11,834
Earnings (loss) per common share - basic	$0.70	0.46	(0.65)	0.62	0.25
Earnings (loss) per common share - diluted	$0.69	0.46	(0.65)	0.50	0.24
Cash dividends declared per common share	$0.15	-	-	-	0.07

	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance sheet data:
Cash and cash equivalents	$166,208	157,029	61,876	73,994	67,741
Total assets	678,269	607,145	473,280	548,174	389,343
Total debt, including current portion	48,083	41,079	59,613	89,205	75,877
Total stockholders' equity	515,276	458,829	311,352	346,237	222,621

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

Globe Specialty Metals, Inc., together with its subsidiaries (collectively, GSM, we, or our) is one of the leading manufacturers of silicon metal and silicon-based alloys. As of June 30, 2011, we owned and operated six principal manufacturing facilities, in two primary operating segments: GMI, our U.S. operations and, Globe Metales, our Argentine operations.

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

Overview and Recent Developments

Customer demand and pricing remain solid as our end markets for silicon metal and silicon-based alloys, which include chemicals, steel, aluminum, and solar, continue to perform well. During this summer there have been some reports that silicon metal spot sales and pricing were off slightly from their yearly high, which did not meaningfully affect us as the majority of our silicon metal sales are under annual contracts. In particular, aluminum customers experienced a modest slow down, as auto production was temporarily disrupted due to the Japanese earthquake. Overall, our end markets are performing well and have excellent prospects for continued growth. In our chemicals end market, which represents producers of silicones, the single largest application for silicon metal, the large manufacturers are performing well and generally meeting their growth and earnings expectations. Polysilicon production and solar cell demand is also continuing its growth with new production capacity coming on line around the world, including two new plants being built in Tennessee. Steel capacity utilization and auto production, two significant end markets, are both expected to grow, and aluminum production is also expected to increase. We are presently running all of our furnaces in our six primary plants at full capacity, subject to normal maintenance outages.

During our fiscal fourth quarter, we had a planned major maintenance outage of the furnace at our Bridgeport, Alabama plant for approximately thirty days. We also had an unplanned outage in Bridgeport due to a five day power disruption from the April tornadoes. We shipped approximately 4% less material in this quarter as we did in the immediately preceding quarter, which only included one meaningful planned outage of a smaller furnace than Bridgeport, primarily as a result of the Bridgeport planned outage. In the next quarter, ending September 30, 2011, we expect to have one planned outage. However, in the following quarter ending December 31, 2011, we anticipate having several planned maintenance outages in our Beverly, Ohio, Selma, Alabama and Niagara Falls, New York plants in order to prepare our furnaces for calendar 2012 and to take advantage of the 100% bonus depreciation tax deduction, which expires at the end of the calendar year.

We are nearing the beginning of construction of our new plant in Iceland. As we announced last quarter, we intend to build a 40,000 annual metric ton silicon metal plant in Iceland. We are building the plant with a minority partner, Tomahawk Development Company (Tomahawk), who secured substantially all the environmental and operating permits and the land, and who will own approximately 15% of the plant. We obtained an 18 year, competitively priced power contract for 66 megawatts. Prior to beginning construction, which is expected to take place before the end of calendar 2011, we have a few remaining steps to complete, including obtaining final board of directors approval. The plant is expected to be operational in the second half of calendar 2013. The total project will cost approximately €115,000,000 and will be financed with €79,000,000 of financing provided by two commercial banks, approximately €34,000,000 of cash from GSM, and €2,000,000 from Tomahawk.

Net sales for the quarter ended June 30, 2011 increased $3,132,000, or 2%, from the preceding quarter ended March 31, 2011, as a result of a 6% increase in average selling price partially offset by a 4% decrease in tons shipped. The average selling price increased in the quarter due to increased silicon metal spot pricing, higher pricing of all our alloy products, which reset each quarter, a mix shift towards the higher priced alloys and the pass-through of higher costs for certain raw materials.

During the quarter ended June 30, 2011, we incurred $2,745,000 of transaction-related and due diligence expenses and had $4,249,000 of expenses related to the settlement of certain liabilities from our Brazilian plant that we sold in November 2009 for a $19,715,000 gain. The Brazilian settlement represents the final ruling of an arbitration panel regarding a working capital dispute we had with Camargo Correa who sold us the Brazilian plant in January 2007. Also, the Bridgeport planned maintenance outage added approximately $2,500,000 of expense to cost of goods sold in the quarter.

Income before provision for income taxes totaled $29,238,000 in the quarter ended June 30, 2011, and included the $2,745,000 of transaction expenses and $4,249,000 of expenses related to the Brazilian settlement. This compares to income before provision for income taxes in the preceding quarter ended March 31, 2011 of $36,475,000, which included $1,350,000 of transaction expenses.

Outlook

We continue to be optimistic about the demand for our products as our end markets continue to grow. We are operating at full capacity, subject to maintenance outages. As demand has continued to improve, and all Western world suppliers appear to be running at full capacity, prices for our products have increased. We had a modest benefit in this quarter from this increase in silicon metal pricing from the fourth calendar quarter of 2010, when our annual 2011 contracts were entered into. We expect our average selling price of silicon metal to remain relatively flat for the remainder of calendar 2011. Silicon-based alloy pricing resets each quarter, and pricing is a function of overall supply and demand. Demand is largely derived from steel capacity utilization and auto production. We benefited in this quarter from increasing silicon-alloy pricing in all products, and expect pricing for the individual products to remain stable for the balance of calendar 2011, while mix shifts may cause the average pricing to vary. In addition, we were able to pass-through to our customers increases in rare earth prices. Certain rare earths are used in the manufacture of magnesium ferrosilicon.

We expect a modest decline in tons sold in the quarter ending September 30, 2011 as we build inventory during the quarter in order to fulfill shipments under customer contracts in the following quarter when we have a significant number of planned maintenance outages. As a result of the anticipated decrease in sales, we expect earnings to decline approximately 10% in the quarter ending September 30, 2011, from the quarter ended June 30, 2011, and then, in the subsequent quarter, to return to the level of the quarter ended June 30, 2011. In addition, we expect all planned outages to be completed by the end of November 2011, so that production will be at full capacity in December 2011.

In July 2011, we closed on the acquisition of Alden Resources, LLC, North America’s leading miner, processor and supplier of specialty metallurgical coal to the silicon and silicon-based alloys industries and also a supplier of thermal coal to the power industry. Specialty metallurgical coal is a key ingredient in the production of silicon metal. Alden is a major supplier of this type of specialty metallurgical coal to Globe and other silicon producers. By acquiring Alden, we secured a stable, long-term and low-cost supply of this key raw material to support continued growth worldwide while maintaining Alden's position as a leading supplier to other silicon and silicon-based alloy producers. Charcoal, where available, is a more costly alternative to coal and whose cost GSM would have to incur without adequate coal supplies. Alden has approximately 21 million tons of reserves of specialty metallurgical coal used predominately in the silicon and silicon-based alloy industries. Alden is currently operating six mines in Kentucky and Tennessee. Currently Alden supplies approximately 600,000 tons of coal annually to the silicon and silicon-based alloy markets in North America and overseas, with small quantities including byproducts sold to the thermal market. Alden also owns and operates a coal preparation plant in eastern Kentucky that washes and prepares the coal. The plant is newly upgraded and capable of processing over 2.5 million tons of coal per year. We financed the acquisition with $55,000,000 million of bank debt, at an interest rate of approximately 3%, and with $18,200,000 million of cash from GSM's balance sheet. In addition, the seller could receive a contingent payment of up to $6,800,000 million based on future performance.

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

Goodwill

At June 30, 2011, we had goodwill totaling $53,503,000. We annually review, in the third quarter of our fiscal year, goodwill for impairment. A review is also performed whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds the implied fair value of goodwill of the reporting unit. Fair value is measured based on a discounted cash flow method, using a discount rate determined by us to be commensurate with the risk inherent in our current business model, or a valuation technique based on multiples of earnings consistent with the objective of measuring fair value. The estimates of cash flows, future earnings, and discount rate are subject to change due to the economic environment and business trends, including such factors as raw material and product pricing, interest rates, expected market returns and volatility of markets served, as well as our future manufacturing capabilities, government regulation and technological change. We believe that the estimates of future cash flows, future earnings, and fair value are reasonable; however, changes in estimates, circumstances or conditions could have a significant impact on our fair valuation determination, which could then result in a material impairment charge in our results of operations.

Long-Lived Assets

At June 30, 2011, we had property, plant, and equipment, net of accumulated depreciation and amortization, totaling $229,977,000, including $18,731,000 associated with our Solsil business unit. Solsil is currently focused on research and development projects and is not producing material for commercial sale. We review the recoverability of our long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future undiscounted pretax cash flows of the related operations.

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

Inventories

At June 30, 2011, we had inventories totaling $109,292,000. Inventories are valued at the lower of cost or market value, which does not exceed net realizable value. Cost of inventories is determined either by the first-in, first-out method or by the average cost method. When circumstances indicate a potential valuation issue, tests are performed to assess net realizable value, and as necessary, an inventory write-down is recorded for obsolete, slow moving or defective inventory. We estimate market and net realizable value based on current and future selling prices for our inventories, as well as the expected utilization of parts and supplies in our manufacturing process. We believe that these estimates are reasonable; however, changes in estimates or future price decreases caused by changing economic conditions, including customer demand, could result in future inventory adjustments, resulting in decreased operating profits and lower asset levels.

Share-Based Compensation

During the year ended June 30, 2011, we recorded share-based compensation expense of $4,462,000. Share-based payments (to the extent they are compensatory) are recognized in our consolidated statement of operations based on their fair values. We have applied the provisions of the SEC’s Staff Accounting Bulletin No. 107 (SAB 107) in our accounting for share-based compensation. We are required to estimate the stock awards that we ultimately expect to vest and to reduce share-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Given our share-based compensation was granted under a new plan and that there is limited historical data, we have estimated a forfeiture rate of zero. Actual forfeitures in the future may differ from this estimate, which would favorably impact our future results from operations.

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

Income Taxes

We recorded a provision for income taxes of $35,988,000 during the year ended June 30, 2011. As part of the process of preparing consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we conduct business. This process involves estimating actual current tax expense and temporary differences between tax and financial reporting. Temporary differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We must assess the likelihood that deferred tax assets will be realized. A valuation allowance is recognized to reduce deferred tax assets if, and to the extent that, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, estimates of future earnings in different tax jurisdictions and the expected timing of deferred income tax asset and liability reversals. We believe that the determination to record a valuation allowance to reduce deferred income tax assets is a critical accounting estimate because it is based, in part, on an estimate of future taxable income in the various tax jurisdictions in which we do business, which is susceptible to change and may or may not occur, as well as the estimated timing of the reversal of temporary differences, which give rise to our deferred income tax assets, and because the impact of adjusting a valuation allowance may be material. In the event that actual results differ from estimates in future periods, and depending on the tax strategies that we may be able to implement, changes to the valuation allowance could impact our financial position and results of operations.

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

Results of Operations

Our results of operations are affected by our recent acquisitions and divestitures. We acquired Core Metals in April 2010. Accordingly, our results for the year ended June 30, 2011 include the results of Core Metals for the entire period. Results for the year ended June 30, 2010 include the results of Core Metals for three months. We sold the manufacturing operations of Globe Metais in November 2010, but continued to sell a portion of the silicon metal produced by Globe Metais to fulfill commitments to customers of Globe Metais that we retained until December 31, 2010.

GSM Fiscal Year Ended June 30, 2011 vs. 2010

Consolidated Operations:

	Years Ended
	June 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$641,863	472,658	169,205	35.8%
Cost of goods sold	488,018	390,093	97,925	25.1%
Selling, general and administrative expenses	54,739	47,875	6,864	14.3%
Research and development	87	200	(113)	(56.5%)
Restructuring charges	-	(81)	81	NA
Loss (gain) on sale of business	4,249	(19,715)	23,964	NA
Operating income	94,770	54,286	40,484	74.6%
Interest expense, net	(2,984)	(4,054)	1,070	(26.4%)
Other income	928	4,575	(3,647)	(79.7%)
Income before provision for income taxes	92,714	54,807	37,907	69.2%
Provision for income taxes	35,988	20,539	15,449	75.2%
Net income	56,726	34,268	22,458	65.5%
Income attributable to noncontrolling interest, net of tax	(3,918)	(167)	(3,751)	2,246.1%
Net income attributable to Globe Specialty Metals, Inc.	$52,808	34,101	18,707	54.9%

Net Sales:

	Year Ended June 30, 2011			Year Ended June 30, 2010
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal and silicon-based alloys	$584,206	233,475	$2,502	$444,855	194,471	$2,288
Silica fume and other	57,657			27,803
Total net sales	$641,863			$472,658

Net sales increased $169,205,000, or 36%, from the prior year to $641,863,000 primarily as a result of a 20% increase in metric tons sold and a 9% increase in our average selling price. The increase in metric tons sold resulted in an increase in net sales of $78,269,000. Silicon metal volume sold was higher due to increased demand, which led us to reopen our Niagara Falls, New York facility in November 2009, which contributed approximately 7,900 incremental metric tons, and our Selma, Alabama facility in January 2010, which contributed approximately 11,500 incremental metric tons sold during fiscal year 2011. These increases were offset by the decrease in volume due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009. Subsequent to this divestiture, remaining Globe Metais sales related only to the fulfillment of certain retained customer contracts with product purchased from our former Brazilian manufacturing operations at a purchase price equal to our sales price. These customer contracts were fulfilled at the end of the second quarter of fiscal year 2011, and no further sales will be made under this arrangement. The increase in volume includes the impact of the Core Metals acquisition, which contributed approximately 25,397 incremental metric tons in fiscal year 2011 versus fiscal year 2010. Additionally, end market demand for ferrosilicon and magnesium ferrosilicon increased in fiscal year 2011 due to the economic recovery, particularly in steel and automotive production.

The increase in average selling price of 9% resulted in increased net sales of approximately $61,082,000. The increase in pricing was primarily due to higher pricing of the annual calendar 2011 contracts and higher spot pricing. The increase in pricing was also due to improved demand from the economic recovery, offset by the impact of the acquisition of Core Metals in the fourth quarter of fiscal year 2010, which resulted in a mix shift towards the production of ferrosilicon. Ferrosilicon is our lowest priced alloy and also has the lowest cost of production. Other revenue increased by $29,854,000 as a result of $13,956,000 of incremental other sales from Core Metals during fiscal year 2011 and the recognition of $9,400,000 in previously deferred revenue from Solsil as the technology license, joint development and supply agreement with BP Solar International Inc. (BP Solar) was terminated in the second quarter of fiscal year 2011.

Cost of Goods Sold:

The $97,925,000, or 25%, increase in cost of goods sold was a result of a 20% increase in metric tons sold, as well as a 4% increase in our cost per ton sold. This increase in cost per ton sold was primarily due to the impact of planned furnace maintenance outages at GMI and Core Metals, higher power rates at Globe Metales and GMI, and $4,300,000 of expense related to satisfaction of the long-term supply contract in fiscal year 2011. These cost increases were partially offset by the impact of reduced start-up costs of approximately $6,500,000 at our Niagara Falls and Selma plants in the year over year period, the mix shift to ferrosilicon, which has our lowest cost of production, and the timing of the sale of our Brazilian manufacturing operations on November 5, 2009.

Gross margin represented approximately 24% of net sales in fiscal year 2011 and increased from 17% of net sales in fiscal year 2010, primarily as a result of higher silicon metal and silicon-based alloy selling prices, partially offset by higher power costs at Globe Metales and GMI, as well as the impact of reduced margins on the sale of product purchased from our former Brazilian manufacturing operations.

Selling, General and Administrative Expenses:

The increase in selling, general and administrative expenses of $6,864,000, or 14%, was primarily a result of the impact of the acquisition of Core Metals, which incrementally increased expense by $2,458,000, and an increase in due diligence and transaction-related costs and audit and other professional fees, including Sarbanes-Oxley Act compliance related expenditures, of approximately $4,369,000 and $576,000, respectively, at Corporate. Additionally, bonus expense at Corporate increased approximately $1,794,000 due to profitability improvement year over year. These cost increases were partially offset by a decrease of approximately $2,488,000 at Globe Metais due to the timing of the sale of our Brazilian manufacturing operations.

Loss (Gain) on Sale of Business:

Loss (gain) on sale of business for fiscal year 2010 was associated with the sale of our Brazilian manufacturing operations on November 5, 2009. A subsequent settlement associated with our Brazilian manufacturing operations was recorded in fiscal year 2011.

Net Interest Expense:

Net interest expense decreased by $1,070,000 primarily due to lower interest rate swap expense of approximately $755,000 at GMI, as well as the timing of the sale of our Brazilian manufacturing operations on November 5, 2009, which resulted in a reduction in net interest expense of $347,000.

Other Income:

Other income decreased by $3,647,000 due primarily to a foreign exchange gain of $3,773,000 at Globe Metais in fiscal year 2010. The foreign exchange gain at Globe Metais consisted of foreign exchange gains of $2,924,000, primarily associated with the revaluation of long-term reais denominated tax liabilities, and a gain of $849,000 on our foreign exchange forward contracts. These foreign exchange fluctuations no longer occur following the sale of our Brazilian manufacturing operations on November 5, 2009.

Provision for Income Taxes:

Provision for income taxes as a percentage of pre-tax income was approximately 39%, or $35,988,000, in fiscal year 2011 and was approximately 37%, or $20,539,000, in fiscal year 2010. The increase in the effective tax rate is primarily due to the benefit associated with the recording of certain state tax credits partially offset by the recognition of $9,395,000 in income tax expense associated with the sale of our Brazilian manufacturing operations in fiscal year 2010.

Segment Operations

GMI

	Years Ended
	June 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$549,418	358,279	191,139	53.3%
Cost of goods sold	422,775	296,122	126,653	42.8%
Selling, general and administrative expenses	22,958	21,112	1,846	8.7%
Restructuring charges	-	(81)	81	NA
Operating income	$103,685	41,126	62,559	152.1%

Net sales increased $191,139,000, or 53%, from the prior year to $549,418,000. The increase was primarily attributable to a 35% increase in metric tons sold. Volume was higher primarily due to increased demand, which led us to reopen our Niagara Falls, New York facility in November 2009, which contributed approximately 7,900 incremental metric tons, and our Selma, Alabama facility in January 2010, which contributed approximately 11,500 incremental metric tons sold during fiscal year 2011. Volume was also higher due to the acquisition of Core Metals and an increase in end market demand, primarily from the steel and automotive industries for ferrosilicon and magnesium ferrosilicon in fiscal year 2011. The Core Metals acquisition contributed approximately 25,397 incremental metric tons in fiscal year 2011. Pricing increased 12% due to higher pricing of the annual calendar 2011 contracts and improved spot pricing in fiscal year 2011, offset by the impact of the Alloy joint venture pricing. As a result of the acquisition of Core Metals in the fourth quarter of fiscal year 2010, there was a product mix shift towards ferrosilicon, which is our lowest priced alloy and also has the lowest cost of production. This impact was offset by higher pricing on ferrosilicon and magnesium ferrosilicon products due to increased market demand.

The GMI segment includes the Alloy joint venture, which was entered into on November 5, 2009, and sells 49% of the output of the Alloy plant to Dow Corning Corporation (Dow Corning) at cost. We control the joint venture and consolidate its results in our financial statements. As a result of the joint venture, GMI’s gross margin has been negatively impacted by virtue of the material sold to Dow Corning at cost. The increase in pricing for silicon metal during fiscal year 2011 more than offset this impact and resulted in increased gross margin year over year.

Operating income increased by $62,559,000 from the prior year to $103,685,000. This increase was primarily due to higher volumes shipped of silicon-based alloys and silicon metal and higher average selling prices for silicon metal. Cost of goods sold increased by 43%, while volumes increased by only 35%. This was a result of an increase in the cost per ton sold due to the impact of planned furnace maintenance outages, higher power rates, and $4,300,000 of expense related to satisfaction of the long-term supply contract in fiscal year 2011, offset by the impact of reduced start-up costs of approximately $6,500,000 at our Niagara Falls and Selma plants in the year over year period. The addition of Core Metals incrementally contributed $2,458,000 to selling, general and administrative expenses in fiscal year 2011.

Globe Metais

	Years Ended
	June 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$15,421	62,126	(46,705)	(75.2%)
Cost of goods sold	14,948	53,091	(38,143)	(71.8%)
Selling, general and administrative expenses	76	2,564	(2,488)	(97.0%)
Research and development	-	11	(11)	NA
Loss on sale of business	-	1,197	(1,197)	NA
Operating income	$397	5,263	(4,866)	(92.5%)

Net sales decreased $46,705,000, or 75%, from the prior year to $15,421,000. The decrease was primarily attributable to a decrease in metric tons sold of 69% and a decrease in average selling prices of 17%. The decrease in volume was due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009. Subsequent to this divestiture, remaining Globe Metais sales related only to the fulfillment of certain retained customer contracts with product purchased from our former Brazilian manufacturing operations at a purchase price equal to our sales price. These customer contracts were fulfilled at the end of the second quarter of fiscal year 2011, and no further sales will be made under this arrangement. The decrease in pricing was due to the year over year currency impact of Euro denominated contracts.

Operating income decreased by $4,866,000, or 93%, from the prior year to $397,000. The decrease was primarily due to the timing of the sale of our Brazilian manufacturing operations, which led to lower sales volumes, as well as the impact of reduced margins on the sale of product purchased from our former Brazilian manufacturing operations. Selling, general and administrative expenses decreased by $2,488,000 primarily due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009. Results in fiscal year 2010 also included transaction costs of $1,197,000 associated with the sale of the Brazilian manufacturing operations.

Globe Metales

	Years Ended
	June 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$62,321	48,959	13,362	27.3%
Cost of goods sold	45,316	35,635	9,681	27.2%
Selling, general and administrative expenses	3,808	3,251	557	17.1%
Operating income	$13,197	10,073	3,124	31.0%

Net sales increased $13,362,000, or 27%, from the prior year to $62,321,000. This increase was primarily attributable to a 21% increase in average selling prices, as well as a 5% increase in metric tons sold. Pricing increased on magnesium ferrosilicon and calcium silicon due to improving demand, especially in the automotive and steel end markets. Additionally, pricing increased due to a mix shift from ferrosilicon, the lowest priced alloy, to calcium silicon and magnesium ferrosilicon. Volumes increased from higher shipments of magnesium ferrosilicon and calcium silicon as demand in the automotive and steel end markets continues to recover.

Operating income increased by $3,124,000 from the prior year to $13,197,000. The increase was primarily due to higher average selling prices offset by higher production costs. Cost of goods sold increased by 27%, primarily due to higher power, raw material and freight costs, and higher wage expense, while volumes increased by only 5%. Power costs increased beginning in November 2009 as our long-term power agreement expired. Additionally, selling, general and administrative expenses increased $557,000, primarily due to higher wage expense as a result of the terms of the union contract signed at the beginning of fiscal year 2011.

Solsil

	Years Ended
	June 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$9,420	20	9,400	47,000.0%
Cost of goods sold	488	823	(335)	(40.7%)
Selling, general and administrative expenses	175	385	(210)	(54.5%)
Research and development	87	187	(100)	(53.5%)
Operating income (loss)	$8,670	(1,375)	10,045	(730.5%)

Net sales increased $9,400,000 from the prior year to $9,420,000. This increase was primarily due to the recognition of $9,400,000 in previously deferred revenue as the BP Solar technology license, joint development and supply agreement was terminated during the second quarter of fiscal year 2011.

Operating income (loss) increased by $10,045,000 from the prior year to $8,670,000. The primary driver of this increase was the recognition of $9,400,000 in previously deferred revenue as the BP Solar technology license, joint development and supply agreement was terminated during the second quarter of fiscal year 2011. The decrease in cost of goods sold of $335,000 from the prior year to $488,000 was a result of Solsil’s suspension of commercial production and enhanced focus on refining its production processes to improve yield and reduce the cost of production. As a result of these changes, selling, general and administrative expenses decreased $210,000 and research and development expenses decreased $100,000.

Corporate

	Years Ended
	June 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$-	-	-	-
Selling, general and administrative expenses	25,357	18,422	6,935	37.6%
Loss (gain) on sale of business	4,249	(21,237)	25,486	NA
Operating (loss) income	$(29,606)	2,815	(32,421)	(1,151.7%)

Operating (loss) income decreased $32,421,000 from the prior year to ($29,606,000). Fiscal year 2010 included a $21,237,000 gain on the sale of the manufacturing operations of Globe Metais, which was net of transaction expenses and the recording of certain retained liabilities. A subsequent settlement of retained acquisition contingencies was recorded in fiscal year 2011. Selling, general and administrative expenses increased by $6,935,000 primarily due to an increase in due diligence and transaction-related costs and audit and other professional fees, including Sarbanes-Oxley Act compliance related expenditures, of approximately $4,369,000 and $576,000, respectively. Additionally, bonus expense increased approximately $1,794,000 due to profitability improvement year over year.

GSM Fiscal Year Ended June 30, 2010 vs. 2009

Consolidated Operations:

	Years Ended
	June 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$472,658	426,291	46,367	10.9%
Cost of goods sold	390,093	330,036	60,057	18.2%
Selling, general and administrative expenses	47,875	56,322	(8,447)	(15.0%)
Research and development	200	1,394	(1,194)	(85.7%)
Restructuring charges	(81)	1,711	(1,792)	(104.7%)
Gain on sale of business	(19,715)	-	(19,715)	NA
Goodwill and intangible asset impairment	-	69,704	(69,704)	NA
Operating income (loss)	54,286	(32,876)	87,162	(265.1%)
Interest expense, net	(4,054)	(6,218)	2,164	(34.8%)
Other income	4,575	5,319	(744)	(14.0%)
Income (loss) before provision for income taxes	54,807	(33,775)	88,582	(262.3%)
Provision for income taxes	20,539	11,609	8,930	76.9%
Net income (loss)	34,268	(45,384)	79,652	(175.5%)
(Income) losses attributable to noncontrolling interest, net of tax	(167)	3,403	(3,570)	(104.9%)
Net income (loss) attributable to Globe Specialty Metals, Inc.	$34,101	(41,981)	76,082	(181.2%)

Net Sales:

	Year Ended June 30, 2010			Year Ended June 30, 2009
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal and silicon-based alloys	$444,855	194,471	$2,288	$398,927	160,015	$2,493
Silica fume and other	27,803			27,364
Total net sales	$472,658			$426,291

Net sales increased $46,367,000, or 11%, from the prior year to $472,658,000 primarily as a result of a 22% increase in metric tons sold, offset by an 8% decrease in average selling price. The increase in metric tons sold resulted in an increase in net sales of $85,184,000. Volume sold was higher due to the reopening of our Niagara Falls, New York facility in November 2009, which provided approximately an additional 13,500 metric tons, offset by a decrease in production volumes in Selma, Alabama of approximately 2,500 metric tons due to plant closure from April 2009 to January 2010. The increase in volume includes the impact of the Core Metals acquisition, which contributed approximately 10,000 metric tons in fiscal year 2010. Additionally, end market demand for magnesium ferrosilicon increased in the second half of fiscal year 2010 due to the economic recovery, particularly in automotive production. The decline in average selling price of 8% resulted in decreased net sales of approximately $39,256,000. The decline in pricing was due to a significant reduction in steel production in the first half of fiscal year 2010, driven by lower automobile production and construction spending. This resulted in an overall reduction in customer demand, which caused us to reduce pricing to retain volume and also caused a mix shift towards the production of ferrosilicon, which is our lowest priced alloy and also has the lowest cost of production. Additionally, the acquisition of Core Metals in the fourth quarter of fiscal year 2010 caused a further mix shift within silicon-based alloys to ferrosilicon. The decrease in pricing was also due to the impact of shipping 49% of the Alloy joint venture output at cost to Dow Corning, offset by favorable annual contracts and higher spot pricing in the quarter ended June 30, 2010. Silica fume and other revenue increased by $439,000 as a result of $6,116,000 of other sales from Core Metals in fiscal year 2010, offset by a decline of $3,010,000 in Yonvey’s electrode sales to third parties, and lower production levels and sales of other by-products.

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

Net sales increased $80,813,000, or 29%, from the prior year to $358,279,000. The increase was primarily attributable to a 33% increase in metric tons sold. Volume was higher primarily due to the impact of the reopening of our Niagara Falls facility in November 2009, which provided approximately an additional 13,500 metric tons, offset by a decrease in production volumes in Selma of approximately 2,600 metric tons due to plant closure from April 2009 to January 2010. Volume was also higher due to an increase in end market demand, primarily from the automotive industry, for magnesium ferrosilicon in the second half of fiscal year 2010. The increase in volume included the impact of the Core Metals acquisition, which contributed approximately 10,000 metric tons in fiscal year 2010. Pricing was down 4% due to a product mix shift towards ferrosilicon coupled with reduced ferrosilicon pricing, which was the result of reduced demand and aggressive foreign imports, offset by favorable annual contracts and improving spot market prices for certain products in the second half of fiscal year 2010. Additionally, the acquisition of Core Metals in the fourth quarter of fiscal year 2010 caused a further mix shift to ferrosilicon.

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

Solsil

	Years Ended
	June 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$20	2,202	(2,182)	(99.1%)
Cost of goods sold	823	9,808	(8,985)	(91.6%)
Selling, general and administrative expenses	385	1,183	(798)	(67.5%)
Research and development	187	1,117	(930)	(83.3%)
Restructuring charges	-	187	(187)	NA
Goodwill and intangible asset impairment	-	69,704	(69,704)	NA
Operating loss	$(1,375)	(79,797)	78,422	(98.3%)

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

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balance, cash flows from operations, and unused commitments under our existing credit facilities. At June 30, 2011, our cash and cash equivalents balance was approximately $166,208,000, and we had $64,071,000 available for borrowing under our existing financing arrangements. We generated cash flows from operations totaling $61,188,000 during the year ended June 30, 2011.

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

As discussed in the Outlook section, in July 2011 we closed on the acquisition of Alden Resources, LLC, North America’s leading miner, processor and supplier of specialty metallurgical coal to the silicon and silicon-based alloys industries and also a supplier of thermal coal to the power industry. We financed the acquisition with $55,000,000 of bank debt, at an interest rate of approximately 3%, and with $18,200,000 of cash from GSM’s balance sheet. In addition, the seller could receive a contingent payment of up to $6,800,000 based on future performance.

We also mentioned in the Outlook section that we are nearing the beginning of the construction of our new silicon metal plant in Iceland. The project is expected to cost approximately €115,000,000. We have a few remaining steps to complete, including final board of directors approval, prior to beginning construction, which is expected to take place before the end of calendar 2011. We anticipate financing the plant with €79,000,000 of project financing from two commercial banks, approximately €34,000,000 of cash from GSM, and €2,000,000 from our minority partner. We intend to use our cash and cash equivalents balance to fund our portion of the project costs.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Year Ended June 30,
	2011	2010	2009
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$157,029	61,876	73,994
Cash flows provided by (used in) operating activities	61,188	(19,255)	64,014
Cash flows used in investing activities	(51,512)	(16,159)	(48,185)
Cash flows provided by financing activities	81	130,560	(27,954)
Effect of exchange rate changes on cash	(578)	7	7
Cash and cash equivalents at end of period	$166,208	157,029	61,876

Operating Activities:

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions.

Net cash provided by (used in) operating activities was $61,188,000 and ($19,255,000) during fiscal year 2011 and 2010, respectively. The $80,443,000 increase in net cash provided by operating activities was primarily due to improved operating results, excluding the impact of the gain on the sale of our Brazilian manufacturing operations, as well as a less significant increase in net working capital during fiscal year 2011, compared with fiscal year 2010. Inventories increased during fiscal year 2011 due primarily to higher electrode levels for use in future production. Additionally, accounts receivable increased due to timing of sales and higher average selling prices. In fiscal year 2010, accounts receivable increased significantly due to overall increased sales from the prior year, primarily due to the start-up of our Niagara Falls, New York and Selma, Alabama plants. This increase in accounts receivables in fiscal year 2010 was offset by an increase in accounts payable, primarily due to increased production in response to higher demand for our products, as well as additional purchases associated with the restart of furnaces. In fiscal year 2010, a tax payment of $38,449,000 was made on the taxable gains on sale of our former Brazilian manufacturing operations and a noncontrolling interest in WVA Manufacturing LLC (WVA LLC).

Net cash (used in) provided by operating activities was approximately ($19,255,000) and approximately $64,014,000 during fiscal year 2010 and 2009, respectively. Net cash provided by operating activities excludes changes in our operating assets and liabilities associated with the sale of our Brazilian manufacturing operations, but include the operating cash flows of these operations prior to the November 5, 2009 date of sale. Excluding the impact of the one-time goodwill and intangible asset charge and the gain on the sale of Globe Metais, the $83,269,000 decrease in net cash provided by operating activities was due to an increase in net working capital and lower operating results, as well as a tax payments of $38,449,000 made on the taxable gains on sale of Globe Metais and a noncontrolling interest in WVA LLC. In fiscal year 2010, accounts receivable increased significantly due to overall increased sales. Further, accounts payable increased primarily due to increased production in response to higher demand for our products. Finally, we reduced accrued liabilities due to the timing of recognition of deferred revenue based on product shipment.

Investing Activities:

Net cash used in investing activities was approximately $51,512,000 and $16,159,000 during fiscal year 2011 and 2010, respectively. In fiscal year 2010, $58,136,000 of cash was provided by the sale of our Brazilian manufacturing operations, net of cash transferred of $16,555,000. The acquisition of Core Metals on April 1, 2010 resulted in the use of approximately $52,000,000 in cash, net of cash acquired of $1,873,000, and was offset by net cash received from the sale of Masterloy of $2,423,000. Year over year capital expenditures increased from approximately $22,901,000 to $35,039,000 due to furnace overhauls at our GMI and Core Metals plants during fiscal year 2011. Additionally, we received $2,500,000 in proceeds associated with the divestiture of our 49% ownership interest in Fluorita de Mexico, S.A. de C.V., offset by net payments of $2,038,000, which were made for working capital claims associated with our historical acquisitions. During fiscal year 2011, we made advances totaling approximately $17,000,000 to acquire exploration mining licenses in Nigeria to mine for manganese ore, a raw material used in the production of certain silicon and manganese based alloys.

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

Financing Activities:

Net cash provided by financing activities was approximately $81,000 and $130,560,000 during fiscal year 2011 and 2010, respectively. The proceeds from the close of our initial public offering and listing on the NASDAQ during fiscal year 2010 contributed $36,456,000, net of underwriting discounts and commissions of $2,744,000. Additionally, $97,917,000 of cash was provided by the sale of a 49% interest in WVA LLC, net of transaction costs, during fiscal year 2010. Net borrowings of approximately $7,004,000 of long-term and short-term debt occurred during fiscal year 2011, as compared to net payments of approximately $4,540,000 of long-term and short-term debt in fiscal year 2010. During fiscal year 2011, a dividend payment of $11,269,000 was paid to our common stockholders, which was partially offset by the contribution of $5,215,000 from the exercise of stock options.

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

Commitments and Contractual Obligations

The following tables summarize our contractual obligations at June 30, 2011 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

Contractual Obligations		Less than	One to	Three to	More than
(as of June 30, 2011)	Total	One Year	Three Years	Five Years	5 Years
	(Dollars in thousands)
Operating lease obligations (1)	$8,951	3,297	4,701	953	—
Purchase obligations (2)	102,857	25,500	43,270	34,087	—
Total	$111,808	28,797	47,971	35,040	—
____________

(1)	Represents minimum rental commitments under noncancelable leases for machinery and equipment, automobiles, rail cars and office space.

(2)
Purchase obligations include contractual commitments under various long and short-term take or pay arrangements with suppliers. These obligations include commitments to purchase raw materials used in our manufacturing process, which specify a minimum purchase quantity through calendar year 2016.

The table above also excludes certain other obligations reflected in our consolidated balance sheet, including estimated funding for pension obligations, for which the timing of payments may vary based on changes in the fair value of pension plan assets and actuarial assumptions. We expect to contribute approximately $1,870,000 to our pension plans for the year ended June 30, 2012.

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

At June 30, 2011 and June 30, 2010, there are no liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

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

Accounting Pronouncements to be Implemented

In June 2011, the FASB issued an amendment to ASC Subtopic 220-10, Comprehensive Income (ASC 220). The objective of this amendment is to increase the prominence of other comprehensive income in the financial statements. The new accounting guidance requires entities to report components of net income comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This amendment is effective for fiscal years ending after December 15, 2011.  The Company is currently evaluating the impact of adopting this guidance on its financial statements.

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

The sensitivity of our derivatives to these market fluctuations is discussed below. See our June 30, 2011 consolidated financial statements for further discussion of these derivatives and our hedging policies.

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

In June 2010, we entered into a power hedge agreement on a 175,440 MWh notional amount of electricity, representing approximately 20% of the total power required by our Niagara Falls, New York plant. This hedge covers our expected needs not supplied by the facility’s long-term power contract over the term of the hedge agreement. The notional amount decreases equally per month through the agreement’s expiration on June 30, 2012. Under the power hedge agreement, we fixed the power rate at $39.60 per MWh over the life of the contract. In October 2010, we entered into a power hedge agreement on a 87,600 MWh notional amount of electricity. The agreement is effective July 1, 2012 and the notional amount decreases equally per month through the agreement’s expiration on June 30, 2013. Under the power hedge agreement, we fixed the power rate at $39.95 per MWh over the life of the contract.

The $110,000 liability associated with the fair value of our power hedge agreements at June 30, 2011 is included in other long-term liabilities.

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

At June 30, 2011, we had approximately $46,989,000 of variable rate debt. To manage our interest rate risk exposure we have entered into an interest rate cap and interest rate swap agreements with investment grade financial institutions.

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

The $320,000 liability associated with the fair value of our interest rate derivative instruments at June 30, 2011 is included in other long-term liabilities.

If market interest rates were to increase or decrease by 10% for the full 2012 fiscal year as compared to the rates in effect at June 30, 2011, we estimate that the change would not have a material impact to our cash flows or results of operations.

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

If foreign exchange rates were to increase or decrease by 10% for the full 2012 fiscal year, as compared to the rates in effect at June 30, 2011, we estimate that the change would not have a material impact to our cash flows or results of operations.

Item 8.	Financial Statements and Supplementary Data

The financial statements appearing on pages 37 to 69 are incorporated herein by reference.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken its assessment of the effectiveness of our internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2011.

Report of Independent Registered Public Accounting Firm

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued its report on the effectiveness of our internal control over financial reporting, a copy of which appears on page 39 of this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this report in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2011 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 10.   Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

Set forth below is certain information about our executive officers:

Name	Age	Position
Alan Kestenbaum	49	Executive Chairman and Director
Jeff Bradley	51	Chief Executive Officer and Chief Operating Officer
Malcolm Appelbaum	50	Chief Financial Officer
Stephen Lebowitz	46	Chief Legal Officer

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

Jeff Bradley has served as our Chief Executive Officer since May 2008 and our Chief Operating Officer since August 2010. From June 2005 until February 2008, Mr. Bradley served as Chairman, Chief Executive Officer and Director of Claymont Steel Holdings, Inc., a company specializing in the manufacture and sale of custom-order steel plate in the United States and Canada. Mr. Bradley was not employed after his February 2008 departure from Claymont Steel until he joined us in May 2008. Prior to joining Claymont Steel, from September 2004 to June 2005, Mr. Bradley served as Vice President of strategic planning for Dietrich Industries, a construction products subsidiary of Worthington Industries. From September 2000 to August 2004, Mr. Bradley served as a vice president and general manager for Worthington Steel, a diversified metal processing company. Mr. Bradley holds a B.S. in Business Administration from Loyola College in Baltimore, Maryland.

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

Item 14.   Principal Accountant Fees and Services

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(2)	Financial Statement Schedules

Not applicable.

(3)	Exhibits

The following exhibits are filed with this Annual Report or incorporated by reference:

Exhibit
Number	Description of Document
2.1	Purchase Agreement, dated as of November 5, 2009, by and between Dow Corning Corporation and GSM (5)
2.2	Purchase and Sale Agreement dated as of March 26, 2010, by and among Globe Metals Enterprises, Inc., Core Metals Group Holdings LLC and each of the Sellers named therein (6)
2.3	Membership Interest Purchase Agreement dated May 27, 2011 by and among NGPC Asset Holdings II, LP,NGP Capital Resources Company and Globe BG, LLC relating to Alden Resources Inc. (7)
2.4	Membership Interest Purchase Agreement dated May 27, 2011 by and among NGPC Asset Holdings II, LP,NGP Capital Resources Company and Globe BG, LLC relating to Gatliff Services, Inc. (7)
2.5	Purchase Agreement dated May 27, 2011 by and among NGP Capital Resources Company, Globe BG, LLC and Globe Specialty Metals, Inc. regarding The Overriding Royalty Interests (7)
Articles of Incorporation and Bylaws
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (1)
3.3	Amended and Restated Bylaws (2)
Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Third Amended and Restated Credit Agreement dated as of March 30, 2011, by and among GMI, Tennessee Alloys Company LLC, and GSM Sales, Inc., as borrowers, Alabama Sand and Gravel, Inc. and Laurel Ford Resources, Inc., as subsidiary guarantors, GSM, as Parent, the lender parties thereto, and Societe Generale, as Administrative Agent, Issuing Bank, Swingline Lender and Collateral Agent and SG Americas Securities LLC, as Sole Arranger (3)
We are a party to other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. We agree to furnish a copy of each such instrument to the Commission on request.
Material Contracts
10.1	Amended and Restated Limited Liability Company Agreement of WVA Manufacturing, LLC, dated as of November 5, 2009, by and among WVA Manufacturing, LLC, GSM, GSM Alloys I, Inc., GSM Alloys II, Inc., Dow Corning Enterprises, Inc. and Dow Corning Corporation. (5)
10.2	Output and Supply Agreement, dated as of November 5, 2009, by and among WVA Manufacturing, LLC, Dow Corning Corporation, Globe Metallurgical Inc., and GSM. (5)
Management Contracts and Compensatory Plans
10.3	2006 Employee, Director and Consultant Stock Option Plan (1)
10.4	Amendments to 2006 Employee, Director and Consultant Stock Option Plan (8)
10.5	2010 Annual Executive Bonus Plan (9)
10.6	Chief Financial Officer and Chief Legal Officer Annual Bonus Plan (10)
10.7	Framework for the 2011 Annual Executive Long Term Incentive Plan (11)
10.8	Employment Agreement, dated January 27, 2011, between GSM and Alan Kestenbaum (11)
10.9	Employment Agreement, dated May 26, 2008, between GSM and Jeff Bradley (1)
10.10	Amendment to Employment Agreement, dated October 27, 2010, between GSM and Jeff Bradley (8)
10.11	Employment Agreement, dated July 5, 2011, between GSM and Jeff Bradley †
10.12	Employment Agreement, dated September 21, 2008, between GSM and Malcolm Appelbaum (4)
10.13	Employment Agreement, dated June 20, 2008, between GSM and Stephen Lebowitz (1)
10.14	Amendment to Employment Agreement, dated October 27, 2010, between GSM and Stephen Lebowitz (8)

21.1	Subsidiaries (9)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
32.1	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

________________
†	Filed herewith.

1	Incorporated by reference to the exhibit with the same designation filed with the Company’s registration statement on Form S-1 (Registration No. 333-152513) filed on July 25, 2008.
2
Incorporated by reference to the exhibit with the same designation filed with Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-152513) filed on November 4, 2008.

3	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on April 5, 2011.
4
Incorporated by reference to the exhibit with the same designation filed with Amendment No. 3 to the Company’s registration statement Form S-1 (Registration Statement No. 333-152513) filed on July 16, 2009.

5	Incorporated by reference to the exhibit with the same designation filed with the Company’s Form 8-K filed on November 12, 2009.
6	Incorporated by reference to the exhibit with the same designation filed with the Company’s Form 8-K filed on April 1, 2010.
7	Incorporated by reference to exhibits to the Company’s Form 8-K filed on June 3, 2011.
8	Incorporated by reference to exhibits to the Company’s Form 10-Q filed on February 11, 2011.
9	Incorporated by reference to exhibit to the Company’s Form 10-K filed on September 28, 2010.
10	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on November 12, 2010.
11	Incorporated by reference to exhibits to the Company’s Form 10-Q filed on May 12, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Globe Specialty Metals, Inc. (Registrant)

By:	/s/ Malcolm Appelbaum
Malcolm Appelbaum Chief Financial Officer

August 26, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Kestenbaum	Executive Chairman and Director	August 26, 2011
Alan Kestenbaum

/s/ Jeff Bradley	Chief Executive Officer, Chief Operating Officer and Principal Executive Officer	August 26, 2011
Jeff Bradley

/s/ Malcolm Appelbaum	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer	August 26, 2011
Malcolm Appelbaum

/s/ Stuart E. Eizenstat	Director	August 26, 2011
Stuart E. Eizenstat

/s/ Franklin Lavin	Director	August 26, 2011
Franklin Lavin

/s/ Donald Barger	Director	August 26, 2011
Donald Barger

/s/ Thomas Danjczek	Director	August 26, 2011
Thomas Danjczek

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

GLOBE SPECIALTY METALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Globe Specialty Metals, Inc.:

We have audited the accompanying consolidated balance sheets of Globe Specialty Metals, Inc. and subsidiary companies (the Company) as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globe Specialty Metals, Inc. and subsidiary companies as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Globe Specialty Metals, Inc. and subsidiary companies’ internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 26, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
August 26, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Globe Specialty Metals, Inc.:

We have audited Globe Specialty Metals, Inc. and subsidiary companies' (the Company) internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Globe Specialty Metals, Inc. and subsidiary companies’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Globe Specialty Metals, Inc. and subsidiary companies maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Globe Specialty Metals, Inc.  and subsidiary companies as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2011, and our report dated August 26, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
August 26, 2011

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Consolidated Balance Sheets
June 30, 2011 and 2010
(In thousands, except share and per share amounts)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$166,208	157,029
Accounts receivable, net of allowance for doubtful accounts of $715
and $997 at June 30, 2011 and 2010, respectively	60,871	55,907
Inventories	109,292	87,163
Prepaid expenses and other current assets	27,876	23,809
Total current assets	364,247	323,908
Property, plant, and equipment, net of accumulated depreciation and amortization	229,977	219,267
Goodwill	53,503	52,025
Other intangible assets	477	477
Investments in unconsolidated affiliates	8,640	8,185
Deferred tax assets	217	71
Other assets	21,208	3,212
Total assets	$678,269	607,145
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,947	47,298
Current portion of long-term debt	-	10,092
Short-term debt	1,094	8,067
Revolving credit agreements	12,000	-
Accrued expenses and other current liabilities	34,475	35,832
Total current liabilities	87,516	101,289
Long-term liabilities:
Revolving credit agreements	34,989	16,000
Long-term debt	-	6,920
Deferred tax liabilities	23,264	6,645
Other long-term liabilities	17,224	17,462
Total liabilities	162,993	148,316
Commitments and contingencies (note 18)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares; issued, 75,289,614
and 74,421,826 shares at June 30, 2011 and 2010, respectively	8	7
Additional paid-in capital	399,900	390,354
Retained earnings	80,300	38,761
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	937	142
Pension liability adjustment, net of tax	(3,933)	(4,580)
Unrealized gain on available for sale securities, net of tax	1	-
Total accumulated other comprehensive loss	(2,995)	(4,438)
Treasury stock at cost, 282,437 and 1,000 shares at
June 30, 2011 and 2010, respectively	(4)	(4)
Total Globe Specialty Metals, Inc. stockholders’ equity	477,209	424,680
Noncontrolling interest	38,067	34,149
Total stockholders’ equity	515,276	458,829
Total liabilities and stockholders’ equity	$678,269	607,145

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations
Years ended June 30, 2011, 2010, and 2009
(In thousands, except per share amounts)

	2011	2010	2009
Net sales	$641,863	472,658	426,291
Cost of goods sold	488,018	390,093	330,036
Selling, general, and administrative expenses	54,739	47,875	56,322
Research and development	87	200	1,394
Restructuring charges	-	(81)	1,711
Loss (gain) on sale of business	4,249	(19,715)	-
Goodwill and intangible asset impairment	-	-	69,704
Operating income (loss)	94,770	54,286	(32,876)
Other income (expense):
Interest income	214	318	729
Interest expense, net of capitalized interest	(3,198)	(4,372)	(6,947)
Foreign exchange (loss) gain	(390)	3,811	2,202
Other income	1,318	764	3,117
Income (loss) before provision for income taxes	92,714	54,807	(33,775)
Provision for income taxes	35,988	20,539	11,609
Net income (loss)	56,726	34,268	(45,384)
(Income) losses attributable to noncontrolling interest, net of tax	(3,918)	(167)	3,403
Net income (loss) attributable to Globe Specialty Metals, Inc.	$52,808	34,101	(41,981)
Weighted average shares outstanding:
Basic	74,925	73,512	64,362
Diluted	76,624	74,770	64,362
Earnings (loss) per common share:
Basic	$0.70	0.46	(0.65)
Diluted	0.69	0.46	(0.65)
Cash dividends declared per common share	0.15	—	—

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Changes in Stockholders’ Equity
Years ended June 30, 2011, 2010, and 2009
(In thousands)

	Globe Specialty Metals, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other	Treasury			Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock	Noncontrolling	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	at Cost	Interest	Income (Loss)	Equity
Balance at June 30, 2008	63,051	$6	296,137	46,641	(503)	—	3,956		346,237
Warrants exercised	166	—	833	—	—	—	—		833
UPOs exercised	243	—	—	—	—	—	—		—
Warrant conversions	3,484	1	(1)	—	—	—	—		—
Share-based compensation	—	—	6,395	—	—	—	—		6,395
Treasury stock acquired	—	—	—	—	—	(4)	—		(4)
Noncontrolling interest from business combinations
and subsidiary share issuances	—	—	—	—	—	—	6,416		6,416
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	7	—	—	7	7
Pension liability adjustment (net of income
tax benefit of $1,917)	—	—	—	—	(3,128)	—	—	(3,128)	(3,128)
Unrealized loss on available for sale securities
(net of income tax benefit of $10)	—	—	—	—	(20)	—	—	(20)	(20)
Net loss	—	—	—	(41,981)	—	—	(3,403)	(45,384)	(45,384)
Total comprehensive loss								(48,525)	(48,525)
Balance at June 30, 2009	66,944	7	303,364	4,660	(3,644)	(4)	6,969	(48,525)	311,352
Warrants exercised	257	—	1,287	—	—	—	—		1,287
UPOs exercised	1,519	—	210	—	—	—	—		210
Share-based compensation	3	—	5,712	—	—	—	—		5,712
Stock option exercises	99	—	616	—	—	—	—		616
Stock issuance	5,600	—	34,768	—	—	—	—		34,768
Sale of noncontrolling interest	—	—	44,397	—	—	—	27,012		71,409
Realized gain on available-for-sale securities	—	—	—	—	(10)	—	—		(10)
Comprehensive (loss) income:
Foreign currency translation adjustment	—	—	—	—	64	—	1	65	65
Pension liability adjustment (net of income
tax benefit of $551)	—	—	—	—	(851)	—	—	(851)	(851)
Unrealized gain on available-for-sale securities
(net of provision for income taxes of $1)	—	—	—	—	3	—	—	3	3
Net income	—	—	—	34,101	—	—	167	34,268	34,268
Total comprehensive income								33,485	33,485
Balance at June 30, 2010	74,422	7	390,354	38,761	(4,438)	(4)	34,149	33,485	458,829
Share-based compensation	4	—	4,332	—	—	—	—		4,332
Stock option exercises	864	1	5,214	—	—	—	—		5,215
Cash dividend declared	—	—	—	(11,269)	—	—	—		(11,269)
Comprehensive (loss) income:
Foreign currency translation adjustment	—	—	—	—	795	—	—	795	795
Pension liability adjustment (net of income
tax expense of $419)	—	—	—	—	647	—	—	647	647
Unrealized gain on available-for-sale securities
(net of provision for income taxes of $0)	—	—	—	—	1	—	—	1	1
Net income				52,808	—	—	3,918	56,726	56,726
Total comprehensive income								58,169	58,169
Balance at June 30, 2011	75,290	$8	399,900	80,300	(2,995)	(4)	38,067	58,169	515,276

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Cash Flows
Years ended June 30, 2011, 2010, and 2009
(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$56,726	34,268	(45,384)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	25,055	20,672	19,807
Share-based compensation	4,332	5,712	6,395
Loss (gain) on sale of business	4,249	(19,715)	-
Goodwill and intangible asset impairment	-	-	69,704
Deferred taxes	13,538	(8,123)	4,735
Changes in operating assets and liabilities:
Accounts receivable, net	(4,664)	(29,029)	29,449
Inventories	(25,355)	(16,326)	(6,463)
Prepaid expenses and other current assets	(1,649)	6,984	(6,889)
Accounts payable	(7,833)	28,290	(20,499)
Accrued expenses and other current liabilities	(6,179)	(13,438)	18,487
Other	2,968	(28,550)	(5,328)
Net cash provided by (used in) operating activities	61,188	(19,255)	64,014
Cash flows from investing activities:
Capital expenditures	(35,039)	(22,901)	(51,437)
Sale of businesses, net of cash disposed of $0, $17,132, and $0 during the
years ended June 30, 2011, 2010, and 2009, respectively	2,500	60,559	-
Acquisition of businesses, net of cash acquired of $0, $1,873, and $0 during the
years ended June 30, 2011, 2010, and 2009, respectively	-	(53,084)	(74)
Working capital adjustments from acquisition of business, net	(2,038)	-	-
Held-to-maturity treasury securities	-	-	2,987
Other investing activities	(16,935)	(733)	339
Net cash used in investing activities	(51,512)	(16,159)	(48,185)
Cash flows from financing activities:
Net payments of long-term debt	(17,012)	(21,917)	(16,163)
Net (payments) borrowings of short-term debt	(6,973)	1,378	(11,878)
Net borrowings on revolving credit agreements	30,989	16,000	-
Dividend payment	(11,269)	-	-
Proceeds from stock option exercises	5,215	616	-
Proceeds from warrants exercised	-	1,287	833
Proceeds from UPOs exercised	-	210	-
Sale of noncontrolling interest	-	97,917	-
Sale of common stock	-	36,456	-
Solsil, Inc. common share issuance	-	-	1,570
Other financing activities	(869)	(1,387)	(2,316)
Net cash provided by (used in) financing activities	81	130,560	(27,954)
Effect of exchange rate changes on cash and cash equivalents	(578)	7	7
Net increase (decrease) in cash and cash equivalents	9,179	95,153	(12,118)
Cash and cash equivalents at beginning of year	157,029	61,876	73,994
Cash and cash equivalents at end of year	$166,208	157,029	61,876

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$2,533	2,494	5,964
Cash paid for income taxes, net of refunds totaling $586, $2,729 and $0 during the
years ended June 30, 2011, 2010, and 2009, respectively	19,819	51,709	10,785

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements
 June 30, 2011, 2010, and 2009
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

On May 15, 2008, the Company entered into a business combination, which provided an ownership interest of approximately 58% of Ningxia Yonvey Coal Industrial Co., Ltd (Yonvey). Yonvey is a producer of carbon electrodes, an important input in the silicon metal production process. Prior to the business combination, Yonvey’s predecessor was one of the Company’s electrode suppliers, and Yonvey now principally supplies its electrodes to our subsidiaries. Yonvey’s operations are located in Chonggang Industrial Park, Shizuishan in the Ningxia Hui Autonomous Region of China. On November 28, 2008, the Company increased its interest by an additional 12%.

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

See note 3 (Business Combinations, Investments, and Divestitures) for additional information regarding business combinations, investments, and divestitures.

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

c.  Revenue Recognition

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

e.  Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

Refer to note 3 (Business Combinations, Investments, and Divestitures) and note 19 (Stockholders’ Equity) for supplemental disclosures of noncash investing and financing activities.

f.  Inventories

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

g.  Property, Plant, and Equipment

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

h.  Business Combinations

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

i.  Goodwill and Other Intangible Assets

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

Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds the implied fair value of goodwill of the reporting unit. Refer to note 3 (Business Combinations, Investments, and Divestitures), note 4 (Goodwill and Intangible Asset Impairment), and note 10 (Goodwill and Other Intangibles) for additional information.

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

j.  Impairment of Long-Lived Assets

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

k.  Share-Based Compensation

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

l.  Restructuring Charges

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

m.  Income Taxes

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

n.  Financial Instruments

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

o.  Recently Implemented Accounting Pronouncements

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

p.  Accounting Pronouncements to be Implemented

 In June 2011, the FASB issued an amendment to ASC Subtopic 220-10, Comprehensive Income (ASC 220). The objective of this amendment is to increase the prominence of other comprehensive income in the financial statements. The new accounting guidance requires entities to report components of net income comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This amendment is effective for fiscal years ending after December 15, 2011.  The Company is currently evaluating the impact of adopting this guidance on its financial statements.

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

Core Metals Group Holdings, LLC Transactions:

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

On April 7, 2010, the Company sold Masterloy for $3,000 in cash. Masterloy was acquired in connection with the Company’s acquisition of Core Metals. Masterloy is a producer of ferrovanadium and ferromolybdenum, an ancillary business the Company does not consider critical to its fundamental business strategy.

In December 2010, the Company completed the divestiture of its 49% ownership interest in Fluorita de Mexico, S.A. de C.V. (FDM) for $2,500. The Company acquired its ownership interest in FDM in connection with the acquisition of Core Metals. FDM operates a fluorite ore mine and fluorspar processing plant located in Mexico, an ancillary business the Company does not consider critical to its fundamental business strategy. There was no gain or loss associated with the sale of the 49% ownership interest in FDM as the sales price was equal to the recorded book value of this investment.

Nigerian Mining Licenses:

In March 2011, the Company made irrevocable advances totaling approximately $17,000 to acquire through transfer exploration mining licenses in Nigeria to mine for manganese ore, a raw material used in the production of certain silicon and manganese based alloys. This investment is recorded in other assets and reflected in other investing activities in the consolidated statement of cash flows. The transfer process is subject to regulatory approval that may impact the Company's ability to acquire through transfer the exploration mining licenses.

(4)  Goodwill and Intangible Asset Impairment

In accordance with ASC 350, the Company applies a fair value based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. During the second quarter of fiscal year 2009, the Company experienced a decrease in profitability and a significant decline in demand for high purity solar-grade silicon. Consistent with the guidance in ASC 350, the Company performed an interim impairment test of goodwill and indefinite-lived intangible assets at the end of the second quarter of fiscal year 2009. In performing this test, the Company made a substantial downward revision in the forecasted cash flows from its Solsil reporting unit as a result of a decrease in the market price for solar-grade silicon and weakness in demand for solar products. The Company finalized this impairment analysis during the third quarter of fiscal year 2009 and has recorded an impairment charge totaling $65,340, comprising the write-off of $57,656 of goodwill and $12,048 of unpatented technology, offset by the write-off of associated deferred tax liabilities totaling $4,364. These impairment charges are entirely associated with the Solsil business unit.

(5)	Restructuring Charges

During the third quarter of fiscal year 2009, the Company implemented formal restructuring programs, including the temporary shutdown of certain furnace operations and furloughing or terminating employees. The restructuring programs included employee severance and benefits, as well as costs associated with lease termination obligations. Total restructuring (income) expenses of ($81) and $1,711 were incurred during the year ended June 30, 2010 and 2009, respectively, and are included in restructuring charges in the consolidated statement of operations. There is no remaining unpaid liability as of June 30, 2010, and no additional costs are expected to be incurred associated with these restructuring actions.

(6)	Treasury Securities

During March 2008, the Company purchased U.S. government treasury securities with a term to maturity of 125 days. The securities were redeemed during the year ended June 30, 2009.

(7)	Inventories

Inventories comprise the following at June 30:

	2011	2010
Finished goods	$29,570	19,655
Work in process	2,078	2,860
Raw materials	67,213	54,988
Parts and supplies	10,431	9,660
Total	$109,292	87,163

At June 30, 2011, $102,478 in inventory is valued using the first-in, first-out method and $6,814 using the average cost method. At June 30, 2010, $80,435 in inventory is valued using the first-in, first-out method and $6,728 using the average cost method.

During the year ended June 30, 2009, the Company recorded inventory write-downs totaling $5,835 due to expected lower net realizable values for certain Solsil and Yonvey inventories. These write-downs have been recorded in cost of goods sold. There were no significant inventory write-downs during the years ended June 30, 2011 and 2010.

(8)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets comprise the following at June 30:

	2011	2010
Deferred taxes	$5,766	3,224
Income tax receivables	3,777	5,251
Value added and other non-income tax receivables	3,391	2,695
Restricted cash	4,404	154
Other	10,538	12,485
Total	$27,876	23,809

(9)	Property, Plant, and Equipment

Property, plant, and equipment, net of accumulated depreciation and amortization, comprise the following at June 30:

	2011	2010
Land, land improvements, and land use rights	$6,907	6,080
Building and improvements	43,076	41,262
Machinery and equipment	93,891	78,370
Furnaces	136,177	124,898
Other	3,993	3,640
Construction in progress	23,743	17,824
Property, plant, and equipment, gross	307,787	272,074
Less accumulated depreciation and amortization	(77,810)	(52,807)
Property, plant, and equipment, net of accumulated depreciation and amortization	$229,977	219,267

Depreciation expense for the year ended June 30, 2011 was $25,055, of which $24,330 is recorded in cost of goods sold and $725 is recorded in selling, general, and administrative expenses, respectively. Depreciation expense for the year ended June 30, 2010 was $20,362, of which $19,912 is recorded in cost of goods sold and $450 is recorded in selling, general, and administrative expenses. Depreciation expense for the year ended June 30, 2009 was $17,665, of which $17,281 is recorded in cost of goods sold and $384 is recorded in selling, general, and administrative expenses.

Capitalized interest for the years ended June 30, 2011, 2010, and 2009 was $52, $376, and $968, respectively.

(10)	Goodwill and Other Intangibles

Goodwill and other intangibles presented below have been allocated to the Company’s operating segments.

a.  Goodwill

Changes in the carrying amount of goodwill, by reportable segment, during the years ended June 30 are as follows:

		Globe
	GMI	Metales	Solsil	Other	Total
Balance at July 1, 2009
Goodwill	$30,255	14,313	57,656	7,260	109,484
Accumulated impairment loss	—	—	(57,656)	—	(57,656)
	30,255	14,313	—	7,260	51,828
Core Metals acquisition	150	—	—	—	150
Foreign exchange rate changes	—	—	—	47	47
Balance at June 30, 2010
Goodwill	30,405	14,313	57,656	7,307	109,681
Accumulated impairment loss	—	—	(57,656)	—	(57,656)
	30,405	14,313	—	7,307	52,025
Core Metals purchase price allocation adjustments	1,124	—	—	—	1,124
Foreign exchange rate changes	—	—	—	354	354
Balance at June 30, 2011
Goodwill	31,529	14,313	57,656	7,661	111,159
Accumulated impairment loss	—	—	(57,656)	—	(57,656)
	$31,529	14,313	—	7,661	53,503

b.  Other Intangible Assets

Changes in the carrying amounts of definite lived intangible assets are as follows:

	Electricity
	Contracts	Other
Cost:
Balance at June 30, 2009	$7,905	323
Sale of Globe Metais (see note 3)	(5,073)	(78)
Balance at June 30, 2010	2,832	245
Balance at June 30, 2011	$2,832	245

Accumulated amortization:
Balance at June 30, 2009	$7,151	323
Sale of Globe Metais (see note 3)	(4,629)	(78)
Amortization expense	310	—
Balance at June 30, 2010	2,832	245
Balance at June 30, 2011	2,832	245
Net balance at June 30, 2011	$—	—

There were no changes in the value of the Company’s indefinite lived intangible assets during the years ended June 30, 2011 or 2010. The trade name balance is $477 at June 30, 2011 and 2010.

Amortization expense of purchased intangible assets for the years ended June 30, 2011, 2010 and 2009 was $0, $310 and $2,142, respectively, which is recorded in cost of goods sold.

(11)  Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates comprise the following:

		Balance at	Balance at
	Ownership	June 30,	June 30,
	Interest	2011	2010
Equity method investment:
Norchem	50.00%	$2,667	2,212
Other cost investments:
Inversora Nihuiles S.A.(a)	9.75	3,067	3,067
Inversora Diamante S.A.(b)	8.40	2,906	2,906
Total		$8,640	8,185

(a) This entity owns a 51% interest in Hidroelectrica Los Nihuiles S.A., which is a hydroelectric company in Argentina.
(b) This entity owns a 59% interest in Hidroelectrica Diamante S.A., which is a hydroelectric company in Argentina.

Equity income (loss) from our Norchem investment was $455, $257, and ($38), respectively, for the years ended June 30, 2011, 2010, and 2009, which is included in other income.

(12)  Debt

a.  Short-Term Debt

Short-term debt comprises the following:

		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line
June 30, 2011:
Type debt:
Export financing	$731	2.75%	$8,310
Other	363	8.00%	—
Total	$1,094		$8,310

June 30, 2010:
Type debt:
Export financing	$—	—	$7,041
Other	8,067	3.42%	446
Total	$8,067		$7,487

      Export Financing Agreements — The Company’s Argentine subsidiary maintains various short-term export financing agreements. Generally, these arrangements are for periods ranging between seven and eleven months, and require the Company to pledge as collateral certain export accounts receivable.

Other — The balance at June 30, 2010 relates primarily to $5,880 in short-term notes payable to Dow Corning for working capital loans given to WVA LLC. The notes accrued interest at 3.0% and were settled during October 2010.

b.  Revolving Credit Agreements

A summary of the Company’s revolving credit agreements at June 30, 2011 is as follows:

		Weighted
	Outstanding	Average	Unused	Total
	Balance	Interest Rate	Commitment	Commitment
Senior credit facility	$34,989	2.44%	$52,761	90,000
Revolving credit facility	12,000	2.44%	3,000	15,000

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

On March 30, 2011, certain of the Company’s domestic subsidiaries (the Borrowers) entered into an agreement to amend and restate the Company’s existing senior credit facility and senior term loan. The amended and restated senior credit agreement provides for a $90,000 revolving credit facility, subject to a defined borrowing base, and matures on March 30, 2014. This facility includes a provision for the issuance of standby letters of credit and a $10,000 sublimit for swingline loans. The facility may be increased from time to time by an amount up to $10,000 in the aggregate at the Company’s election, subject to approval by the existing or additional lenders. Interest on borrowings under the credit agreement is payable, at the Company’s election, at either a base rate (the higher of the U.S. federal funds rate plus 0.50% per annum and the issuing bank’s “prime rate”) plus a margin of 1.50% per annum, or LIBOR plus a margin of 2.25% per annum. Certain commitment fees are also payable under the credit agreement. The facility is guaranteed by certain of the Borrowers’ subsidiaries, and borrowings under the credit agreement are collateralized by the Borrowers’ cash and cash equivalents, accounts receivable, and inventories, and the stock of their subsidiaries. The agreement contains certain restrictive and financial covenants, which include a maximum total debt to capitalization ratio and a minimum combined tangible net worth, as well as a minimum fixed charge coverage ratio and a maximum annual capital expenditure level, both of which are only applicable if availability under the senior credit facility is below minimum levels specified in the credit agreement. The Company was in compliance with the loan covenants at June 30, 2011.

At June 30, 2011, there was a $34,989 balance outstanding on the senior credit facility. The total commitment outstanding on this credit facility includes $440 outstanding letters of credit associated with supplier contracts and a $1,810 outstanding letter of credit associated with a power supply contract. The outstanding balances under the previous senior credit agreement and senior term loan were transferred into the new facility.

The Company classifies borrowings under the senior credit facility as long-term liabilities given our ability to renew and extend borrowings under this agreement beyond one year from the balance sheet date.

On October 1, 2010, the Company entered into a new $15,000 revolving credit facility, and utilized proceeds from borrowings under the revolving credit facility to repay the Company’s $5,880 short-term notes payable to Dow Corning. Total borrowings under this credit facility were $12,000 at June 30, 2011. Interest on advances under the revolving credit facility accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. The credit facility is subject to certain restrictive and financial covenants, which include limits on additional debt, a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization and minimum net worth. The Company was in compliance with the loan covenants at June 30, 2011.

The Company classifies borrowings under this revolving credit facility as current liabilities as the arrangement is payable in full upon the earlier of 10 business days following written demand by the lender or the agreement’s expiration on March 31, 2012.

See note 15 (Derivative Instruments) for a discussion of derivative financial instruments entered into to reduce the Company’s exposure to interest rate fluctuations on outstanding debt.

c.  Long-Term Debt

Long-term debt comprises the following at June 30:

	2011	2010
Senior term loan	$—	16,916
Other	—	96
Total	—	17,012
Less current portion of long-term debt	—	(10,092)
Long-term debt, net of current portion	$—	6,920

Senior Term Loan — As discussed above, the outstanding balance on the senior term loan was transferred to the Company’s amended and restated senior credit facility in March 2011.

d.  Fair Value of Debt

The recorded carrying values of our debt balances approximate fair value given our debt is at variable rates tied to market indicators or is short-term in nature.

(13)  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities comprise the following at June 30:

	2011	2010
Accrued income taxes	$4,257	3,030
Accrued insurance	758	717
Accrued professional fees	1,093	959
Accrued property taxes	1,161	1,181
Accrued wages, bonuses, and benefits	11,877	7,668
Customer advances	731	10,768
Deferred taxes	36	35
Current portion of retained acquisition contingencies	10,931	5,348
Accrued purchase obligations	632	1,153
Other	2,999	4,973
Total	$34,475	35,832

(14)  Other Long-Term Liabilities

Other long-term liabilities comprise the following at June 30:

	2011	2010
Accrued pension liability	$7,716	9,118
Retained acquisition contingencies	5,791	4,583
Other	3,717	3,761
Total	$17,224	17,462

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

Foreign Currency Risk:

The Company is exposed to market risk arising from changes in currency exchange rates as a result of its operations outside the United States, principally in Argentina and China. A portion of the Company’s net sales generated from its non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of the Company’s operating costs for its non-U.S. operations are denominated in local currencies, principally the Argentine peso and the Chinese renminbi. Consequently, the translated U.S. dollar value of the Company’s non-U.S. dollar net sales, and related accounts receivable balances, and our operating costs are subject to currency exchange rate fluctuations. Derivative instruments are not used extensively to manage this risk. The Company utilized derivative financial instruments, including foreign exchange forward contracts, to manage a portion of its net foreign currency exposure to the Brazilian real, prior to the sale of Globe Metais discussed in note 3, and the Euro. No foreign currency derivative financial instruments are outstanding at June 30, 2011.

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

The effect of the Company’s derivative instruments on the consolidated statements of operations is summarized in the following table:

	(Loss) Gain Recognized
	During
	the Years Ended June 30			Location
	2011	2010	2009	of (Loss) Gain
Interest rate derivatives	$(252)	(1,231)	(840)	Interest expense
Foreign exchange forward contracts	(190)	772	4,789	Foreign exchange (loss) gain
Power hedge	173	(243)	—	Cost of goods sold

The fair values of the Company’s derivative instruments at June 30, 2011 are summarized in note 22 (Fair Value Measures). The liabilities associated with the Company’s interest rate derivatives and power hedge of $320 and $110, respectively, are included in other long-term liabilities.

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

The Company’s funding policy has been to contribute, as necessary, an amount in excess of the minimum requirements in order to achieve the Company’s long-term funding targets. During the years ended June 30, 2011, and 2011, the Company made contributions of $1,080 and $1,008, respectively, to the domestic pension plans.

The Company uses a June 30 measurement date for these defined benefit pension plans.

Benefit Obligations and Funded Status — The following provides a reconciliation of the benefit obligations, plan assets, and funded status of the plans at June 30, 2011 and 2010:

	2011	2010
Change in benefit obligations:
Benefit obligations at beginning of year	$28,367	19,984
Acquisition of business	—	5,400
Interest cost	1,439	1,285
Service cost	114	26
Actuarial loss	1,698	2,848
Benefits paid	(1,400)	(1,176)
Benefit obligations at end of year	$30,218	28,367

Change in plan assets:
Fair value of plan assets at beginning of year	$19,249	13,027
Acquisition of business	—	4,445
Actual gain on plan assets	3,573	1,945
Employer contributions	1,080	1,008
Benefits paid	(1,400)	(1,176)
Fair value of plan assets at end of year	$22,502	19,249

Funded status at end of year:
Fair value of plan assets	$22,502	19,249
Benefit obligations	30,218	28,367
Funded status	$(7,716)	(9,118)

Amounts recognized in the consolidated balance sheet consist of:
Noncurrent liability	$(7,716)	(9,118)
Accumulated other comprehensive loss	6,356	7,422

All of our pension plans are underfunded, and have been underfunded for all years presented. The amounts recognized in other comprehensive income (loss) consist entirely of net actuarial loss during the years ended June 30, 2011, 2010, and 2009 and totaled $1,066, ($1,402), and ($5,045), respectively.

The accumulated benefit obligations for defined benefit pension plans were $30,218 and $28,367 at June 30, 2011 and 2010.

Net Periodic Pension Expense — The components of net periodic pension expense (benefit) for the Company’s defined benefit pension plans are as follows:

	2011	2010	2009
Interest cost	$1,439	1,285	1,224
Service cost	114	26	—
Expected return on plan assets	(1,487)	(1,075)	(1,236)
Amortization of net loss	678	572	229
Net periodic pension expense	$744	808	217

In fiscal year 2012, actuarial net losses of approximately $578 are expected to be recognized into periodic benefit cost from accumulated other comprehensive loss.

Assumptions and Other Data — The assumptions used to determine benefit obligations at June 30, 2011 and 2010 follow:

	2011	2010
Discount rate	5.25% - 5.30%	5.25%

The discount rate used in calculating the present value of our pension plan obligations is developed based on the Citigroup Pension Discount Curve for GMI plans and the Mercer Yield Curve for the Core Metals plan and the expected cash flows of the benefit payments.

The assumptions used to determine net periodic expense for years ended June 30, 2011, 2010, and 2009 are as follows:

	2011	2010	2009
Discount rate	5.25%	5.85% - 6.25%	6.75%
Expected return on plan assets	8.00 - 8.50	8.00 - 8.50	8.50

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

The Company expects to make discretionary contributions of approximately $1,870 to the plans for the year ending June 30, 2012.

The following reflects the gross benefit payments that are expected to be paid for the pension plans for the years ended June 30:

2012	$1,619
2013	1,678
2014	1,696
2015	1,730
2016	1,788
Years 2017-2021	10,273

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

The Company held no level 3 assets during the year. The fair values of the Company’s pension plan assets as of June 30, 2011 are as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
	(Level 1)	(Level 2)	Total
Cash and cash equivalents	$341	—	341
Equity securities:
Domestic equity mutual funds	5,083	—	5,083
International equity mutual funds	2,573	—	2,573
Commingled equity funds	—	3,374	3,374
Fixed income securities:
Fixed income mutual funds	8,212	—	8,212
Commingled fixed income funds	—	2,037	2,037
Real estate mutual funds	882	—	882
	$17,091	5,411	22,502

b.  Other Benefit Plans

The Company administers healthcare benefits for certain retired employees through a separate welfare plan requiring reimbursement from the retirees.

The Company’s subsidiary, GMI, provides two defined contribution plans (401(k) plans) that allow for employee contributions on a pretax basis. During fiscal year 2008, the Company agreed to match 25% of participants’ contributions up to a maximum of 6% of compensation. Company matching contributions for the years ended June 30, 2011, 2010, and 2009 were $202, $223, and $231, respectively. Additionally, subsequent to the acquisition of Core Metals as discussed in note 3 (Business Acquisitions, Investments, and Divestitures), the Company began sponsoring the Core Metals defined contribution plan. Under the plan the Company may make discretionary payments to salaried and non-union participants in the form of profit sharing and matching funds. Company matching contributions for the years ended June 30, 2011 and 2010 were $111 and $26, respectively.

Other benefit plans offered by the Company include a Section 125 cafeteria plan for the pretax payment of healthcare costs and flexible spending arrangements.

(17)  Income Taxes

The sources of income (loss) before provision for income taxes and (income) losses attributable to noncontrolling interest for the years ended June 30, 2011, 2010, and 2009 were as follows:

	2011	2010	2009
U.S. operations	$87,096	21,865	(55,448)
Non-U.S. operations	5,618	32,942	21,673
Total	$92,714	54,807	(33,775)

The components of current and deferred income tax expense are as follows:

	2011	2010	2009
Current:
Federal	$16,113	10,471	(43)
State	1,982	2,686	1,407
Foreign	4,355	14,446	6,710
Total current	22,450	27,603	8,074

Deferred:
Federal	12,622	(3,745)	(311)
State	1,107	(3,315)	1,556
Foreign	(191)	(4)	2,290
Total deferred	13,538	(7,064)	3,535
Total provision for income taxes	$35,988	20,539	11,609

The following is a reconciliation, stated in percentage, of the U.S. statutory federal income tax rate to our effective tax rate for the years ended June 30, 2011, 2010, and 2009:

	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.6	(3.6)	(5.7)
Goodwill impairment	—	—	(59.7)
Foreign tax holiday and rate differential	0.7	2.3	3.5
Change in valuation allowance	(0.2)	5.5	(6.7)
Domestic production activities deduction	(1.7)	(1.2)	0.3
Other items	2.4	(0.5)	(1.1)
Effective tax rate	38.8%	37.5%	(34.4)%

The Company’s effective state tax rate for fiscal year 2010 reflects the benefit associated with the recording of certain state tax credits arising from the reopening of our Niagara Falls, New York plant and other state tax adjustments totaling $1,855, which were entirely recorded in the fourth quarter of the year ended June 30, 2010, but related to our prior years’ operations. The Company sold its Brazilian operations in the second quarter of the year ended June 30, 2010, and incurred a Brazilian tax of $9,395 on the associated gain. Prior to the sale, the Company operated under a tax holiday in Brazil, which taxed the Company’s manufacturing income at the preferential rate of 15.25% compared to a statutory rate of 34%. The Company currently operates under a tax holiday in Argentina, where the Company’s manufacturing income is taxed at a preferential rate, which varies based on production levels from the Company’s Argentine facilities, compared to a statutory rate of 35%. The tax holiday in Argentina expires in 2012. For the year ended June 30, 2011, the foreign tax holiday in Argentina provided a decrease of $546 to net income attributable to common stock and decrease of $0.01 to net income per common share. For the year ended June 30, 2010, the foreign tax holidays in Argentina and Brazil provided a decrease of $701 to net income attributable to common stock and decrease of $0.01 to net income per common share. For the year ended June 30, 2009, the foreign tax holidays in Brazil and Argentina provided a benefit of $1,835 to net loss attributable to common stock and $0.03 to loss per common share.

In connection with the Dow Corning transaction that occurred on November 5, 2009, the Company recorded a provision for income taxes of $26,575 in fiscal year 2010 and ($1,005) in fiscal year 2011, which included a change in deferred tax liabilities of $2,073, and was reflected in additional paid-in capital, consistent with the accounting treatment for the transactions.

Significant components of the Company’s deferred tax assets and deferred tax liabilities at June 30, 2011 and 2010 consist of the following:

	2011	2010
Deferred tax assets:
Inventories	$2,414	2,418
Accounts receivable	139	470
Accruals	6,673	5,434
Deferred Revenue	298	3,857
Net operating losses and other carryforwards	17,999	23,369
Other assets	259	443
Share-based compensation	4,868	7,465
Gross deferred tax assets	32,650	43,456
Valuation allowance	(8,754)	(13,497)
Net deferred tax assets	23,896	29,959
Deferred tax liabilities:
Fixed assets	(39,340)	(31,772)
Prepaid expenses	(899)	(850)
Intangibles	(974)	(722)
Investments	—	—
Total deferred tax liabilities	(41,213)	(33,344)
Net deferred tax liabilities	$(17,317)	(3,385)

The Company has undistributed earnings of foreign subsidiaries of approximately $75,000 at June 30, 2011 for which deferred taxes have not been provided for. These earnings, which are considered to be permanently reinvested, would be subject to U.S. tax if they were remitted as dividends. It is not practicable to determine the deferred tax liability on these earnings.

The Company has tax benefits for net operating loss carry forwards (NOLs), a portion of which are subject to various limitations, which expire at various dates in the future. The Company’s NOLs and expiration dates at June 30, 2011 are as follows:

	Amount	Expires
Federal	$24,810	2024 through 2026
State	135,343	2012 through 2031
Foreign	5,391	2012 through 2020

The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. For the year ended June 30, 2011, the decrease in the valuation allowance of $4,743 was primarily attributable to the Company’s net operating loss carryforwards in China and a corresponding adjustment to the valuation allowance resulting in no net impact on the Company’s provision for income taxes. For the year ended June 30, 2010, the decrease in the valuation allowance of $27,805 was primarily due to the Company’s sale of its Brazilian manufacturing operations.

The total valuation allowance at June 30, 2011, 2010, and 2009 is $8,754, $13,497, and $41,302, respectively, and consists of the following:

	2011	2010	2009
Federal NOLs	$4,100	3,848	3,848
State NOLs	819	1,055	2,819
Foreign NOLs	1,229	5,781	34,083
Federal credits	235	463	461
State credits	2,371	2,350	—
Capital loss carryover	—	—	91
Total	$8,754	13,497	41,302

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. The Company’s principal jurisdictions include the U.S., Argentina, and China. The number of open tax years subject to examination varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions and the related open tax years subject to examination are as follows: the U.S. from 2008 to present, Argentina from 2006 to present, and China from 2008 to present.

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

	2011	2010	2009
Balance at the beginning of the year	$2,039	—	—
Gross increases for prior year tax positions	206	2,039	—
Gross decreases for prior year tax positions	(1,471)	—	—
Balance at the end of the year	$774	2,039	—

The Company has elected to include interest and penalties in its income tax expense. Included in our liability for uncertain tax positions are interest and penalties of $145, $336, and $0 for the years ended June 30, 2011, 2010, and 2009, respectively. For the years ended June 30, 2011, 2010 and 2009, we recognized ($149), $268 and $0, respectively, of interest and penalties in income tax benefit/provision. The Company believes that it is reasonably possible that approximately $212 of its currently remaining uncertain tax position liability may be recognized within the next twelve months. The portion of uncertain tax positions as of June 30, 2011 that would, if recognized, impact the effective tax rate was $774, $629 and $0 as of June 30, 2011, 2010, and 2009, respectively.

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

During the year ended June 30, 2011, the Company made escrow deposits and received payments totaling $2,038 and accrued $4,249 for working capital claims associated with our historical acquisitions.

b.  Environmental Contingencies

It is the Company’s policy to accrue for costs associated with environmental assessments, remedial efforts, or other environmental liabilities when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. When a liability for environmental remediation is recorded, such amounts will be recorded without giving effect to any possible future recoveries. At June 30, 2011, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

c.  Employee Contracts

As of June 30, 2011, we have 1,213 employees. The Company’s total employees consist of 470 salaried employees and 743 hourly employees, and include 511 unionized employees. 42.1% of the workforce is covered by collective bargaining agreements and 13.4% of the workforce is covered by collective bargaining agreements expiring within one year of June 30, 2011. Collective bargaining agreements associated with 70 unionized employees, which were set to expire within one year of June 30, 2011, have been renegotiated after June 30, 2011.

d.  Power Commitments

Electric power is a major cost of the Company’s production process as large amounts of electricity are required to operate arc furnaces. A summary of electric power commitments follows:

Facility	Supplier	Terms	Price Structure	Capacity
Alloy, West Virginia	Appalachian Power	Through October 30, 2012, 1-year termination notice	Published tariff rate	110 MW interruptible
Alloy, West Virginia	Brookfield Power	Through December 31, 2021	Fixed rate	100 MW (hydro power)
Beverly, Ohio	American Electric Power	Evergreen, 1-year termination notice	Published tariff rate	2.5 MW firm 85 MW interruptible
Niagara Falls, New York	New York Power Authority	Through September 30, 2021	Based on the EP and RP commodity agreement	32.6 MW replacement 7.3 MW expansion
Selma, Alabama	Alabama Power	Evergreen, 1-year termination notice	Published tariff rate	2.15 MW firm 40.85 MW interruptible
Mendoza, Argentina	EDEMSA	Through October 31, 2009	Specified discount from established price	24 MW firm 2.5 MW interruptible
Bridgeport, Alabama	Tennessee Valley Authority	Through April 30, 2020, 2-year termination notice	Fixed rate, reset annually	10MW firm 30MW interruptible

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

f.  Operating Lease Commitments

The Company leases certain machinery and equipment, automobiles, railcars and office space. For the years ended June 30, 2011, 2010, and 2009, lease expense was $3,173, $2,191, and $2,489, respectively.

Minimum rental commitments under noncancelable operating leases outstanding at June 30, 2011 for the fiscal years of 2012 onward are as follows:

2012	2013	2014	2015	2016	Thereafter
$3,297	2,929	1,772	772	181	—

g.  Purchase Commitments

The Company has entered into agreements to purchase raw materials utilized in its manufacturing process. Minimum purchase commitments under these agreements for the fiscal years of 2012 onward are as follows:

2012	2013	2014	2015	2016	Thereafter
$25,500	21,315	21,955	22,613	11,474	—

For the years ended June 30, 2011, 2010 and 2009, purchases under these contracts totaled $13,484, $8,028, and $8,475 respectively.

(19)  Stockholders’ Equity

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

d.  Treasury Stock

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

e.  Noncontrolling Interest

As discussed in note 3, the Company recorded an increase in noncontrolling interest of $27,012 in association with the sale of a 49% membership interest in WVA LLC on November 5, 2009.

f. Dividend

On September 16, 2010, the Company’s board of directors approved a dividend of $0.15 per common share. The dividend, totaling $11,269, was paid on October 29, 2010, to stockholders of record as of October 15, 2010.

(20)  Earnings (Loss) Per Share

Basic earnings (loss) per common share are calculated based on the weighted average number of common shares outstanding during the years ended June 30, 2011, 2010, and 2009, respectively. Diluted earnings (loss) per common share assumes the exercise of stock options, the conversion of warrants, and the exercise of UPOs, provided in each case the effect is dilutive.

The reconciliation of the amounts used to compute basic and diluted earnings (loss) per common share for the years ended June 30, 2011, 2010, and 2009 is as follows:

	2011	2010	2009
Basic earnings (loss) per share computation
Numerator:
Net income (loss) attributable to Globe Specialty Metals, Inc.	$52,808	34,101	(41,981)
Denominator:
Weighted average basic shares outstanding	74,924,947	73,511,696	64,361,828
Basic earnings (loss) per common share	$0.70	0.46	(0.65)
Diluted earnings (loss) per share computation
Numerator:
Net income (loss) attributable to Globe Specialty Metals, Inc.	$52,808	34,101	(41,981)
Denominator:
Weighted average basic shares outstanding	74,924,947	73,511,696	64,361,828
Effect of dilutive securities	1,699,398	1,258,451	—
Weighted average diluted shares outstanding	76,624,345	74,770,147	64,361,828
Diluted earnings (loss) per common share	$0.69	0.46	(0.65)

The following potential common shares were excluded from the calculation of diluted earnings per common share because their effect would be anti-dilutive:

	2011	2010	2009
Stock options	66,667	160,000	4,315,000
Warrants	—	—	201,453
UPOs	—	—	3,976,242
Total	66,667	160,000	8,492,695

(21)  Share-Based Compensation

The Company’s share-based compensation program consists of the Globe Specialty Metals, Inc. 2006 Employee, Director and Consultant Stock Plan (the Stock Plan). The Stock Plan was initially approved by the Company’s stockholders on November 10, 2006, and was amended and approved by the Company’s stockholders on December 6, 2010 to increase by 1,000,000 the number of shares of common stock authorized for issuance under the Stock Plan. The Stock Plan, as amended, provides for the issuance of a maximum of 6,000,000 shares of common stock for the granting of incentive stock options, nonqualified options, stock grants, and share-based awards. Any remaining shares available for grant, but not yet granted, will be carried over and used in the following fiscal years. During the years ended June 30, 2011, 2010, and 2009 share-based compensation awards were limited to the issuance of 7,960 nonqualified stock options, 112,274 restricted stock grants and 4,356 common stock grants.

On April 30, 2009, the Company’s board of directors approved modifications to the terms of 1,037,000 outstanding stock options. The modifications reduced the exercise price of these options to $4.00 per common share, and amended the vesting period of the awards. The modified awards vest and become exercisable in equal one-quarter increments every six months from the date of modification.

At June 30, 2011, there were 1,513,579 shares available for grant. 3,527,250 outstanding incentive stock options, of which 443,250 were exercised through June 30, 2011, vested and became exercisable in equal one-quarter increments every six months from the date of grant or date of modification. 810,000 option grants, of which 533,333 were exercised through June 30, 2011, vest and become exercisable in equal one-third increments on the first, second, and third anniversaries of the date of grant. 7,960 option grants and 3,696 restricted stock grants vested and became exercisable on June 30, 2011. 108,578 restricted stock grants vest and become exercisable on November 13, 2020. 21,500 option grants and 4,356 common stock grants were issued as immediately vested at the date of grant. All option grants have maximum contractual terms ranging from 5 to 10 years.

A summary of the changes in options outstanding under the Stock Plan for the years ended June 30, 2011, 2010, and 2009 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term in Years	Value
Outstanding as of June 30, 2008	1,635,000	$13.46
Granted	2,746,000	5.10
Exercised	—	—
Forfeited and expired	(66,000)	20.84
Outstanding as of June 30, 2009	4,315,000	$5.12	4.83	$5,095

Outstanding as of June 30, 2009	4,315,000	$5.12
Granted	60,000	11.40
Exercised	(98,558)	6.25
Forfeited and expired	(10,000)	4.00
Outstanding as of June 30, 2010	4,266,442	$5.18	3.89	$23,509

Outstanding as of June 30, 2010	4,266,442	$5.18
Granted	7,960	16.23
Exercised	(878,025)	6.28
Forfeited and expired	(6,250)	4.00
Outstanding as of June 30, 2011	3,390,127	$4.93	3.18	$59,643

Exercisable as of June 30, 2011	3,335,876	$4.64	3.13	$59,401

The weighted average grant date fair value of stock options granted during the years ended June 30, 2011, 2010, and 2009 was $7.34, $4.46, and $2.05, respectively. The weighted average per share fair value of stock option grants outstanding at June 30, 2011 is $2.73.

A summary of the Company’s nonvested options as of June 30, 2011, and changes during the year ended June 30, 2011 is presented below:

		Weighted-Average
	Number of	Grant-Date Fair
	Options	Value, as Modified
Nonvested as of June 30, 2010	1,857,667	$1.74
Granted	7,960	7.54
Vested	(1,805,126)	1.68
Forfeited and expired	(6,250)	1.48
Nonvested as of June 30, 2011	54,251	$5.04

The Company estimates the fair value of grants using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of stock option awards granted during the years ended June 30, 2011, 2010, and 2009:

	2011	2010	2009
Risk-free interest rate	0.72%	1.26% to 1.54%	1.37% to 3.47%
Expected dividend yield	—	—	—
Expected volatility	73.20	69.10 to 75.20	50.00 to 67.70
Expected forfeiture rate	—	—	—
Expected term (years)	2.79	2.50 to 3.43	3.13 to 6.25

The following assumptions were used to estimate the fair value of stock option awards modified on April 30, 2009:

Risk-free interest rate	1.45%
Expected dividend yield	—
Expected volatility	67.40%
Expected forfeiture rate	—
Expected term (years)	3.13
The risk-free interest rate is based on the yield of zero coupon U.S. Treasury bonds with terms similar to the expected term of the options. The expected dividend yield for grants is zero given the Company’s limited history of dividend issuances and the uncertainty of any future dividend amounts, if any. Since there is limited historical trading data related to the Company’s common stock, the expected volatility over the term of the options is estimated using the historical volatilities of similar companies. Given that the options granted are under a new plan and there is relatively no historical data, the expected forfeiture rate is zero, and the expected term is the average of the vesting period and contractual term.

The weighted average per share fair value of stock option grants outstanding at June 30, 2011, 2010, and 2009 was $2.73, $3.89, and $4.13, respectively.

For the years ended June 30, 2011, 2010, and 2009, share-based compensation expense was $4,462 ($2,407 after tax), $5,712 ($3,082 after tax), and $6,395 ($3,449 after tax), respectively. The expense is reported within selling, general, and administrative expenses.

As of June 30, 2011, the Company has unearned compensation expense of $116, before income taxes, related to nonvested stock option awards. The unrecognized compensation expense is expected to be recognized over the following periods ending on June 30:

	2012	2013	2014	2015	2016
Share-based compensation (pretax)	$114	2	—	—	—

The total fair value of shares vested during the years ended June 30, 2011, 2010, and 2009 was $8,397, $10,323, and $2,488, respectively. As previously mentioned, certain outstanding stock option grants were modified on April 30, 2009. As a result, the vesting period on the modified awards was reset, and certain formerly vested options are no longer vested.

It is the Company’s policy to issue new shares to satisfy the requirements of its share-based compensation plan. The Company does not expect to repurchase shares in the future to support its share-based compensation plan.

In addition to share-based awards issued under the Stock Plan, the Company issued 35,225 restricted stock units on January 1, 2011 under the terms of the Company’s executive bonus plans. The restricted stock units proportionally vest over three years, but are not delivered until the end of the third year. The Company will settle these awards by cash transfer, based on the Company’s stock price of the date of such transfer. For the year ended June 30, 2011, share-based compensation expense for these restricted stock units was $130 ($70 after tax). The $130 liability associated with these restricted stock units is included in accrued expenses and other current liabilities at June 30, 2011.

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

The Company does not have any assets that are required to be remeasured at fair value at June 30, 2011. The following table summarizes liabilities measured at fair value on a recurring basis at June 30, 2011:

	Total	Level 1	Level 2	Level 3
Interest rate derivatives	$320	—	320	—
Power hedge	110	—	110	—
Restricted stock units	130	130	—	—
Total	$560	130	430	—

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

The fair value of restricted stock units is based on quoted market prices of the Company stock at the end of each reporting period.

See note 12 (Debt) for information regarding the fair value of our outstanding debt.

(23)  Related Party Transactions

From time to time, the Company enters into transactions in the normal course of business with related parties. Management believes that such transactions are at arm’s length and for terms that would have been obtained from unaffiliated third parties.

A current and a former member of the board of directors are affiliated with Marco International and Marco Realty. During the years ended June 30, 2011, 2010, and 2009, the Company:

•	Paid Marco Realty $0, $166, and $207, respectively, to rent office space for its corporate headquarters in New York City, New York.

•
Entered into agreements with Marco International to purchase graphitized carbon electrodes. Marco International billed $24,731, $21,962, and $0, respectively, under these agreements. At June 30, 2011 and 2010, payables to Marco International under these agreements totaled $2,952 and $8,162, respectively.

•
Entered into agreements to purchase rare earth materials from Marco International. Purchases under this agreement totaled $1,001, $0, and $0, respectively. At June 30, 2011 and 2010, payables to Marco International under these agreements totaled $1,001 and $0, respectively.

•	Entered into agreements to purchase sodium carbonate from Marco International. Purchases under this agreement totaled $0, $0, and $126, respectively.

•	Entered into an agreement to sell ferrosilicon to Marco International. Net sales were $895, $590, and $1,286, respectively, under this agreement.

•	Entered into agreements to sell calcium silicon powder to Marco International. Net sales under these agreements totaled $524, $0, and $0, respectively.

The Company is affiliated with Norchem through its 50.0% equity interest. During the years ended June 30, 2011, 2010, and 2009, the Company sold Norchem product valued at $5,575, $4,065, and $3,531, respectively. At June 30, 2011 and 2010, receivables from Norchem totaled $576 and $747, respectively.

Prior to our Yonvey business combination, Yonvey’s predecessor had entered into a lending agreement with the remaining minority stockholder. At June 30, 2011 and 2010, $1,086 and $849, respectively, remained payable to Yonvey from this related party.

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

Each of our reportable segments distributes its products in both its country of domicile, as well as to other international customers. The following presents the Company’s consolidated net sales by product line for the years ended:

	2011	2010	2009
Silicon metal and silicon-based alloys	$584,206	444,855	398,927
Other, primarily by-products	57,657	27,803	27,364
Total	$641,863	472,658	426,291

a.  Segment Data

Summarized financial information for our reportable segments as of, and for, the years ended June 30, 2011, 2010, and 2009 are shown in the following tables:

	2011
	Net Sales	Depreciation and Amortization	Operating Income (Loss)	Interest Income	Interest Expense (1)	Income (Loss) Before Income Taxes	Total Assets	Capital Expenditures
GMI	$549,418	20,430	103,685	5	1,775	102,240	384,495	31,061
Globe Metais	15,421	-	397	-	-	398	294	-
Globe Metales	62,321	1,634	13,197	-	1,050	12,669	82,751	1,023
Solsil	9,420	488	8,670	-	-	8,670	29,191	165
Corporate	-	426	(29,606)	816	470	(30,086)	403,177	1,226
Other	32,325	2,077	31	1	511	428	43,317	1,564
Eliminations	(27,042)	-	(1,604)	(608)	(608)	(1,605)	(264,956)	-
	$641,863	25,055	94,770	214	3,198	92,714	678,269	35,039

	2010
	Net Sales	Depreciation and Amortization	Operating Income (Loss)	Interest Income	Interest Expense (1)	Income (Loss) Before Income Taxes	Total Assets	Capital Expenditures
GMI	$358,279	15,812	41,126	42	2,368	39,107	324,680	18,971
Globe Metais	62,126	776	5,263	178	525	8,579	8,192	208
Globe Metales	48,959	1,820	10,073	-	1,090	10,069	71,790	996
Solsil	20	508	(1,375)	-	30	(1,405)	30,526	(1,410)
Corporate	-	122	2,815	619	317	2,836	415,184	1,273
Other	12,557	1,634	(4,273)	6	569	(5,036)	41,508	2,863
Eliminations	(9,283)	-	657	(527)	(527)	657	(284,735)	-
	$472,658	20,672	54,286	318	4,372	54,807	607,145	22,901

	2009
	Net Sales	Depreciation and Amortization	Operating Income (Loss)	Interest Income	Interest Expense (1)	Income (Loss) Before Income Taxes	Total Assets	Capital Expenditures
GMI	$277,466	12,300	47,347	60	2,688	46,627	230,463	29,424
Globe Metais	95,096	2,588	14,602	470	2,061	15,065	74,975	3,466
Globe Metales	50,731	2,401	14,949	-	1,456	13,998	64,064	481
Solsil	2,202	1,171	(79,797)	-	(154)	(79,643)	31,834	11,244
Corporate	-	38	(21,397)	477	334	(20,771)	287,995	138
Other	18,140	1,309	(6,386)	3	843	(6,857)	39,844	6,684
Eliminations	(17,344)	-	(2,194)	(281)	(281)	(2,194)	(255,895)	-
	$426,291	19,807	(32,876)	729	6,947	(33,775)	473,280	51,437

1 — Net of capitalized interest.

The accounting policies of our operating segments are the same as those disclosed in note 2 (Summary of Significant Accounting Policies). We evaluate segment performance principally based on operating income (loss). Intersegment net sales are not material.

b.  Geographic Data

Net sales are attributed to geographic regions based upon the location of the selling unit. Net sales by geographic region for the years ended June 30, 2011, 2010, and 2009 consist of the following:

	2011	2010	2009
United States	$574,181	407,455	331,095
Argentina	54,695	42,101	41,045
Brazil	—	12,820	42,923
China	899	592	3,602
Poland	12,088	9,690	7,626
Total	$641,863	472,658	426,291

Long-lived assets by geographical region at June 30, 2011, 2010, and 2009 consist of the following:

	2011	2010	2009
United States	$224,556	211,876	180,392
Argentina	31,054	31,665	32,515
Brazil	-	-	29,760
China	27,524	27,428	27,060
Poland	823	800	839
Total	$283,957	271,769	270,566

Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation and amortization, and goodwill and other intangible assets.

c.  Major Customer Data

The following is a summary of the Company’s major customers and their respective percentages of consolidated net sales for the years ended June 30, 2011, 2010, and 2009:

	2011	2010	2009
Dow Corning	17%	30%	18%
All other customers	83	70	82
Total	100%	100%	100%

The majority of sales to Dow Corning for the year ended June 30, 2011 are associated with Dow Corning’s 49% ownership interest in WVA LLC. In addition, the Company maintained a four year arrangement in which Dow Corning was to purchase 30,000 metric tons of silicon metal per calendar year through December 31, 2010. This contract was amended in November 2008 to provide for the sale of an additional 17,000 metric tons of silicon metal to be purchased in calendar year 2009. The contract was further amended in connection with the Dow Corning transactions discussed in note 3 to reduce the amount required to be sold in calendar year 2010 to 20,000 metric tons of silicon metal. In December 2010, the Company agreed to pay $4,276 to Dow Corning to settle certain remaining sales obligations under this contract. The settlement cost was recorded in cost of goods sold in December 2010. Sales to Dow Corning are included in the GMI segment.

(25)  Parent Company Condensed Financial Information

As discussed in note 12 (Debt), certain of the Company’s subsidiaries have revolving credit agreements outstanding as of June 30, 2011 and 2010, which places restrictions on dividend and other equity distributions. As their restricted net assets represent a significant portion of the Company’s consolidated net assets, and the Company has guaranteed certain obligations of its operating subsidiaries, the Company is presenting the following parent company only condensed financial information:

GLOBE SPECIALTY METALS, INC.
(Parent Company Only)
Condensed Balance Sheets
June 30, 2011 and 2010

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$87,581	72,491
Due from affiliates	14,672	13,470
Prepaid expenses and other current assets	21,755	14,670
Total current assets	124,008	100,631
Property, plant, and equipment, net of accumulated depreciation and amortization	1,024	1,370
Investments in affiliates	410,657	359,719
Deferred tax assets	-	7,657
Due from affliliates	5,829	11,568
Other assets	1,199	520
Total assets	$542,717	481,465
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$617	281
Due to affiliates	8,545	11,501
Accrued expenses and other current liabilities	7,637	6,893
Total current liabilities	16,799	18,675
Long-term liabilities:
Deferred tax liabilities	5,602	-
Other long-term liabilities	5,040	3,961
Total liabilities	27,441	22,636
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares;
issued, 75,289,614 and 74,421,826 shares at June 30, 2011 and 2010, respectively	8	7
Additional paid-in capital	399,900	390,354
Retained earnings	80,300	38,761
Accumulated other comprehensive loss	(2,995)	(4,438)
Treasury stock at cost, 282,437 and 1,000 shares at
June 30, 2011 and 2010, respectively	(4)	(4)
Total Globe Specialty Metals, Inc. stockholders' equity	477,209	424,680
Noncontrolling interest	38,067	34,149
Total stockholders’ equity	515,276	458,829
Total liabilities and stockholders’ equity	$542,717	481,465

GLOBE SPECIALTY METALS, INC.
(Parent Company Only)
Condensed Statements of Operations
Years ended June 30, 2011, 2010, and 2009

	2011	2010	2009
Equity in income (loss) from operating subsidiaries, net of tax	$45,007	50,929	(43,842)
Dividend income from operating subsidiaries	29,623	5,895	12,769
Selling, general, and administrative expenses	(23,397)	(18,393)	(22,786)
Restructuring charges	-	-	(95)
Interest income	745	540	224
Interest expense	(470)	(317)	(334)
Foreign exchange (loss) gain	(613)	(284)	644
Other income	5	33	18
Income (loss) before benefit from (provision for) income taxes	50,900	38,403	(53,402)
Benefit from (provision for) income taxes	5,826	(4,135)	8,018
Net income (loss)	56,726	34,268	(45,384)
(Income) losses attributable to noncontrolling interest, net of tax	(3,918)	(167)	3,403
Net income (loss) attributable to Globe Specialty Metals, Inc.	$52,808	34,101	(41,981)

GLOBE SPECIALTY METALS, INC.
(Parent Company Only)
Condensed Statements of Cash Flows
Years ended June 30, 2011, 2010, and 2009

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$56,726	34,268	(45,384)
Adjustments to reconcile net income (loss) income to net cash (used in) provided by operating activities:
Equity in (income) loss from operating subsidiaries	(45,007)	(50,929)	43,842
Depreciation and amortization	404	122	38
Share-based compensation	4,332	5,712	6,395
Deferred taxes	900	(1,188)	(3,174)
Changes in operating assets and liabilities:
Due from affiliates	4,537	(11,474)	(2,392)
Prepaid expenses and other current assets	(4,391)	(3,028)	(5,336)
Accounts payable	374	157	(937)
Due to affiliates	(2,956)	3,123	4,443
Accrued expenses and other current liabilities	481	(661)	1,315
Other operating cash flows	1,381	(28,757)	2,142
Net cash (used in) provided by operating activities	16,781	(52,655)	952
Cash flows from investing activities:
Capital expenditures	(121)	(1,273)	(138)
Sale of businesses	2,500	77,691	-
Acquisition of businesses	-	(54,957)	-
Working capital adjustments from acquisition of businesses	1,985	-	-
Held-to-maturity treasury securities	-	-	2,987
Net investments in operating subsidiaries	-	(49,882)	(32,466)
Loans to operating subsidiaries	-	(11,120)	-
Notes receivable from Solsil, Inc.	-	-	-
Other investing activities	-	-	-
Net cash used in investing activities	4,364	(39,541)	(29,617)
Cash flows from financing activities:
Dividend payment	(11,269)	-	-
Sale of noncontrolling interest	-	97,917	-
Sale of common stock	-	36,456	-
Proceeds from warrants exercised	-	1,287	833
Proceeds from UPOs exercised	-	210	-
Proceeds from stock option exercises	5,214	616	-
Other financing activities	-	(1,387)	(1,185)
Net cash provided by (used in) financing activities	(6,055)	135,099	(352)
Net increase (decrease) in cash and cash equivalents	15,090	42,903	(29,017)
Cash and cash equivalents at beginning of year	72,491	29,588	58,605
Cash and cash equivalents at end of year	$87,581	72,491	29,588

(26)	Subsequent Events

On July 28, 2011, the Company completed its acquisition of certain coal mining properties and operations pursuant to Membership Interest Purchase Agreements and Purchase Agreement dated May 27, 2011 (the Purchase Agreements) for $73.2 million plus an additional $6.8 million that could be payable pursuant to an earn-out payment upon the achievement of certain operational conditions.  The Company financed the acquisition with $55.0 million of bank debt.

The Company has evaluated subsequent events through the date these financial statements were issued.

(27)	Unaudited Quarterly Results

Unaudited quarterly results for the years ended June 30, 2011 and 2010 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Unaudited)
2011:
Net sales	$137,352	155,775	172,802	175,934
Operating income	8,228	20,229	36,753	29,560
Net income attributable to Globe Specialty Metals, Inc.	2,162	11,708	23,393	15,545
Basic earnings per common share	0.03	0.16	0.31	0.21
Diluted earnings per common share	0.03	0.15	0.30	0.20

2010:
Net sales	$105,458	108,278	112,486	146,436
Operating income	12,326	30,466	3,307	8,187
Net income attributable to Globe Specialty Metals, Inc.	8,442	18,534	516	6,609
Basic earnings per common share	0.12	0.25	0.01	0.09
Diluted earnings per common share	0.12	0.25	0.01	0.09

Exhibit Index

Exhibit
Number	Description of Document
2.1	Purchase Agreement, dated as of November 5, 2009, by and between Dow Corning Corporation and GSM (5)
2.2	Purchase and Sale Agreement dated as of March 26, 2010, by and among Globe Metals Enterprises, Inc., Core Metals Group Holdings LLC and each of the Sellers named therein (6)
2.3	Membership Interest Purchase Agreement dated May 27, 2011 by and among NGPC Asset Holdings II, LP,NGP Capital Resources Company and Globe BG, LLC relating to Alden Resources Inc. (7)
2.4	Membership Interest Purchase Agreement dated May 27, 2011 by and among NGPC Asset Holdings II, LP,NGP Capital Resources Company and Globe BG, LLC relating to Gatliff Services, Inc. (7)
2.5	Purchase Agreement dated May 27, 2011 by and among NGP Capital Resources Company, Globe BG, LLC and Globe Specialty Metals, Inc. regarding The Overriding Royalty Interests (7)
Articles of Incorporation and Bylaws
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (1)
3.3	Amended and Restated Bylaws (2)
Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Third Amended and Restated Credit Agreement dated as of March 30, 2011, by and among GMI, Tennessee Alloys Company LLC, and GSM Sales, Inc., as borrowers, Alabama Sand and Gravel, Inc. and Laurel Ford Resources, Inc., as subsidiary guarantors, GSM, as Parent, the lender parties thereto, and Societe Generale, as Administrative Agent, Issuing Bank, Swingline Lender and Collateral Agent and SG Americas Securities LLC, as Sole Arranger (3)
We are a party to other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. We agree to furnish a copy of each such instrument to the Commission on request.
Material Contracts
10.1	Amended and Restated Limited Liability Company Agreement of WVA Manufacturing, LLC, dated as of November 5, 2009, by and among WVA Manufacturing, LLC, GSM, GSM Alloys I, Inc., GSM Alloys II, Inc., Dow Corning Enterprises, Inc. and Dow Corning Corporation. (5)
10.2	Output and Supply Agreement, dated as of November 5, 2009, by and among WVA Manufacturing, LLC, Dow Corning Corporation, Globe Metallurgical Inc., and GSM. (5)
Management Contracts and Compensatory Plans
10.3	2006 Employee, Director and Consultant Stock Option Plan (1)
10.4	Amendments to 2006 Employee, Director and Consultant Stock Option Plan (8)
10.5	2010 Annual Executive Bonus Plan (9)
10.6	Chief Financial Officer and Chief Legal Officer Annual Bonus Plan (10)
10.7	Framework for the 2011 Annual Executive Long Term Incentive Plan (11)
10.8	Employment Agreement, dated January 27, 2011, between GSM and Alan Kestenbaum (11)
10.9	Employment Agreement, dated May 26, 2008, between GSM and Jeff Bradley (1)
10.10	Amendment to Employment Agreement, dated October 27, 2010, between GSM and Jeff Bradley (8)
10.11	Employment Agreement, dated July 5, 2011, between GSM and Jeff Bradley †
10.12	Employment Agreement, dated September 21, 2008, between GSM and Malcolm Appelbaum (4)
10.13	Employment Agreement, dated June 20, 2008, between GSM and Stephen Lebowitz (1)
10.14	Amendment to Employment Agreement, dated October 27, 2010, between GSM and Stephen Lebowitz (8)

21.1	Subsidiaries (9)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
32.1	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †
________________
†	Filed herewith.

1	Incorporated by reference to the exhibit with the same designation filed with the Company’s registration statement on Form S-1 (Registration No. 333-152513) filed on July 25, 2008.
2
Incorporated by reference to the exhibit with the same designation filed with Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-152513) filed on November 4, 2008.

3	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on April 5, 2011.
4
Incorporated by reference to the exhibit with the same designation filed with Amendment No. 3 to the Company’s registration statement Form S-1 (Registration Statement No. 333-152513) filed on July 16, 2009.

5	Incorporated by reference to the exhibit with the same designation filed with the Company’s Form 8-K filed on November 12, 2009.
6	Incorporated by reference to the exhibit with the same designation filed with the Company’s Form 8-K filed on April 1, 2010.
7	Incorporated by reference to exhibits to the Company’s Form 8-K filed on June 3, 2011.
8	Incorporated by reference to exhibits to the Company’s Form 10-Q filed on February 11, 2011.
9	Incorporated by reference to exhibit to the Company’s Form 10-K filed on September 28, 2010.
10	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on November 12, 2010.
11	Incorporated by reference to exhibits to the Company’s Form 10-Q filed on May 12, 2011.