Form 10-K/A
period 2011-06-30
GLOBE SPECIALTY METALS INC
filed 2011-09-16
CIK 1383571

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (“Amended 10-K”) of Globe Specialty Metals, Inc. (“we” or “Globe”) amends our Annual Report on Form 10-K for the year ended June 30, 2011 that was filed with the Securities and Exchange Commission (“SEC”) on August 26, 2011 (“Original 10-K”). This Amended 10-K does not reflect a change in our results of operations or financial position as reported in the Original 10-K. Instead, this Amended 10-K is filed to add Exhibit 23.1, which was inadvertently omitted from the Original 10-K. This Amended 10-K does not reflect events occurring after the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendment discussed above. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Item 15, as amended, is repeated in this Amended 10-K.

This Amended 10-K consists solely of the preceding cover page, this explanatory note, amended Item 15, the signature page, the amended exhibit index, the consent filed as exhibit 23.1 under amended Item 15 to this Amended 10-K and restated exhibits 31.1, 31.2 and 32.1.

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(2)	Financial Statement Schedules

Not applicable.

(3)	Exhibits

The following exhibits are filed with this Annual Report or incorporated by reference:

Exhibit
Number	Description of Document

2.1	Purchase Agreement, dated as of November 5, 2009, by and between Dow Corning Corporation and GSM (5)
2.2	Purchase and Sale Agreement dated as of March 26, 2010, by and among Globe Metals Enterprises, Inc., Core Metals Group Holdings LLC and each of the Sellers named therein (6)
2.3	Membership Interest Purchase Agreement dated May 27, 2011 by and among NGPC Asset Holdings II, LP,NGP Capital Resources Company and Globe BG, LLC relating to Alden Resources Inc. (7)
2.4	Membership Interest Purchase Agreement dated May 27, 2011 by and among NGPC Asset Holdings II, LP,NGP Capital Resources Company and Globe BG, LLC relating to Gatliff Services, Inc. (7)
2.5	Purchase Agreement dated May 27, 2011 by and among NGP Capital Resources Company, Globe BG, LLC and Globe Specialty Metals, Inc. regarding The Overriding Royalty Interests (7)
Articles of Incorporation and Bylaws
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (2)
3.3	Amended and Restated Bylaws (2)
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

10.2	Output and Supply Agreement, dated as of November 5, 2009, by and among WVA Manufacturing, LLC, Dow Corning Corporation, Globe Metallurgical Inc., and GSM. (5)
Management Contracts and Compensatory Plans
10.3	2006 Employee, Director and Consultant Stock Option Plan (1)
10.4	Amendments to 2006 Employee, Director and Consultant Stock Option Plan (8)
10.5	2010 Annual Executive Bonus Plan (9)
10.6	Chief Financial Officer and Chief Legal Officer Annual Bonus Plan (10)
10.7	Framework for the 2011 Annual Executive Long Term Incentive Plan (11)
10.8	Employment Agreement, dated January 27, 2011, between GSM and Alan Kestenbaum (11)
10.9	Employment Agreement, dated May 26, 2008, between GSM and Jeff Bradley (1)
10.10	Amendment to Employment Agreement, dated October 27, 2010, between GSM and Jeff Bradley (8)
10.11	Employment Agreement, dated July 5, 2011, between GSM and Jeff Bradley †
10.12	Employment Agreement, dated September 21, 2008, between GSM and Malcolm Appelbaum (4)
10.13	Employment Agreement, dated June 20, 2008, between GSM and Stephen Lebowitz (1)
10.14	Amendment to Employment Agreement, dated October 27, 2010, between GSM and Stephen Lebowitz (8)

21.1	Subsidiaries (9)
23.1	Consent of KPMG LLP (filed with this Amendment No. 1)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this Amendment No. 1)
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this Amendment No. 1)
32.1
Certification of the Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this Amendment No. 1)

________________

†	Filed with Annual Report on Form 10-K filed August 26, 2011.
1	Incorporated by reference to the exhibit with the same designation filed with the Company’s registration statement on Form S-1 (Registration No. 333-152513) filed on July 25, 2008.
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
Malcolm Appelbaum Chief Financial Officer

September 16, 2011

Exhibit Index
Exhibit
Number	Description of Document

2.1	Purchase Agreement, dated as of November 5, 2009, by and between Dow Corning Corporation and GSM (5)
2.2	Purchase and Sale Agreement dated as of March 26, 2010, by and among Globe Metals Enterprises, Inc., Core Metals Group Holdings LLC and each of the Sellers named therein (6)
2.3	Membership Interest Purchase Agreement dated May 27, 2011 by and among NGPC Asset Holdings II, LP,NGP Capital Resources Company and Globe BG, LLC relating to Alden Resources Inc. (7)
2.4	Membership Interest Purchase Agreement dated May 27, 2011 by and among NGPC Asset Holdings II, LP,NGP Capital Resources Company and Globe BG, LLC relating to Gatliff Services, Inc. (7)
2.5	Purchase Agreement dated May 27, 2011 by and among NGP Capital Resources Company, Globe BG, LLC and Globe Specialty Metals, Inc. regarding The Overriding Royalty Interests (7)
Articles of Incorporation and Bylaws
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (2)
3.3	Amended and Restated Bylaws (2)
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

10.2	Output and Supply Agreement, dated as of November 5, 2009, by and among WVA Manufacturing, LLC, Dow Corning Corporation, Globe Metallurgical Inc., and GSM. (5)
Management Contracts and Compensatory Plans
10.3	2006 Employee, Director and Consultant Stock Option Plan (1)
10.4	Amendments to 2006 Employee, Director and Consultant Stock Option Plan (8)
10.5	2010 Annual Executive Bonus Plan (9)
10.6	Chief Financial Officer and Chief Legal Officer Annual Bonus Plan (10)
10.7	Framework for the 2011 Annual Executive Long Term Incentive Plan (11)
10.8	Employment Agreement, dated January 27, 2011, between GSM and Alan Kestenbaum (11)
10.9	Employment Agreement, dated May 26, 2008, between GSM and Jeff Bradley (1)
10.10	Amendment to Employment Agreement, dated October 27, 2010, between GSM and Jeff Bradley (8)
10.11	Employment Agreement, dated July 5, 2011, between GSM and Jeff Bradley †
10.12	Employment Agreement, dated September 21, 2008, between GSM and Malcolm Appelbaum (4)
10.13	Employment Agreement, dated June 20, 2008, between GSM and Stephen Lebowitz (1)
10.14	Amendment to Employment Agreement, dated October 27, 2010, between GSM and Stephen Lebowitz (8)

21.1	Subsidiaries (9)
23.1	Consent of KPMG LLP (filed with this Amendment No. 1)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this Amendment No. 1)
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this Amendment No. 1)
32.1
Certification of the Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this Amendment No. 1)

________________

†	Filed with Annual Report on Form 10-K filed August 26, 2011.
1	Incorporated by reference to the exhibit with the same designation filed with the Company’s registration statement on Form S-1 (Registration No. 333-152513) filed on July 25, 2008.
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