Form 10-Q
period 2011-09-30
GLOBE SPECIALTY METALS INC
filed 2011-11-09
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 7, 2011, the registrant had 75,035,177 shares of common stock outstanding.

	Globe Specialty Metals, Inc.

		Page No.
	PART I
Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

	PART II

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 6.	Exhibits	21
SIGNATURES		22
EX-31.1
EX-31.2
EX-32.1
EX-101

PART I

Item 1.  Financial Statements

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets
September 30, 2011 and June 30, 2011
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$152,320	166,208
Accounts receivable, net of allowance for doubtful accounts of $957
and $715 at September 30, 2011 and June 30, 2011, respectively	68,158	60,871
Inventories	123,612	109,292
Prepaid expenses and other current assets	22,706	27,876
Total current assets	366,796	364,247
Property, plant, and equipment, net of accumulated depreciation and amortization	321,427	229,977
Goodwill	53,642	53,503
Other intangible assets	477	477
Investments in unconsolidated affiliates	8,806	8,640
Deferred tax assets	217	217
Other assets	25,943	21,208
Total assets	$777,308	678,269
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,302	39,947
Current portion of long-term debt	11,111	-
Short-term debt	1,105	1,094
Revolving credit agreements	15,000	12,000
Dividend payable	15,007	-
Accrued expenses and other current liabilities	41,351	34,475
Total current liabilities	124,876	87,516
Long-term liabilities:
Revolving credit agreements	39,989	34,989
Long-term debt	38,889	-
Deferred tax liabilities	22,794	23,264
Other long-term liabilities	28,362	17,224
Total liabilities	254,910	162,993
Commitments and contingencies (note 11)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares; issued, 75,317,614 and 75,289,614 shares at
September 30, 2011 and June 30, 2011, respectively	8	8
Additional paid-in capital	400,683	399,900
Retained earnings	85,986	80,300
Accumulated other comprehensive loss	(2,736)	(2,995)
Treasury stock at cost, 282,437 and 282,437 shares at September 30, 2011 and June 30, 2011	(4)	(4)
Total Globe Specialty Metals, Inc. stockholders’ equity	483,937	477,209
Noncontrolling interest	38,461	38,067
Total stockholders’ equity	522,398	515,276
Total liabilities and stockholders’ equity	$777,308	678,269

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Income Statements
Three months ended September 30, 2011 and 2010
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010
Net sales	$174,862	137,352
Cost of goods sold	127,650	116,881
Selling, general, and administrative expenses	14,801	12,211
Research and development	-	32
Gain on sale of business	(54)	-
Operating income	32,465	8,228
Other income (expense):
Interest income	12	35
Interest expense, net of capitalized interest	(1,388)	(983)
Foreign exchange gain (loss)	1,324	(296)
Other income	162	228
Income before provision for income taxes	32,575	7,212
Provision for income taxes	11,488	4,354
Net income	21,087	2,858
Income attributable to noncontrolling interest, net of tax	(394)	(696)
Net income attributable to Globe Specialty Metals, Inc.	$20,693	2,162
Weighted average shares outstanding:
Basic	75,019	74,580
Diluted	76,789	76,121
Earnings per common share:
Basic	$0.28	0.03
Diluted	0.27	0.03
Cash dividends declared per common share	0.20	0.15

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity
Three months ended September 30, 2011
(In thousands)
(Unaudited)

	Globe Specialty Metals, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other	Treasury			Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock	Noncontrolling	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	at Cost	Interest	Income	Equity
Balance at June 30, 2011	75,290	$8	399,900	80,300	(2,995)	(4)	38,067		515,276
Share-based compensation	—	—	461	—	—	—	—		461
Stock option exercises	28	—	112	—	—	—	—		112
Sale of noncontrolling interest	—	—	210	—	—	—	—		210
Cash dividend declared	—	—	—	(15,007)	—	—	—		(15,007)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	278	—	—	278	278
Unrealized loss on available for
sale securities, net of tax	—	—	—	—	(19)	—	—	(19)	(19)
Net income	—	—	—	20,693	—	—	394	21,087	21,087
Total comprehensive income								21,346	21,346
Balance at September 30, 2011	75,318	$8	400,683	85,986	(2,736)	(4)	38,461	21,346	522,398

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows
Three months ended September 30, 2011 and 2010
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$21,087	2,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,300	5,774
Share-based compensation	461	1,275
Gain on sale of business	(54)	-
Deferred taxes	(516)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(6,809)	5,214
Inventories	(13,719)	(7,777)
Prepaid expenses and other current assets	1,204	1,527
Accounts payable	(3,251)	1,368
Accrued expenses and other current liabilities	8,757	4,117
Other	(2,095)	853
Net cash provided by operating activities	12,365	15,209
Cash flows from investing activities:
Capital expenditures	(9,711)	(10,124)
Acquisition of business, net of cash acquired of $5 and $0, respectively	(73,194)	-
Working capital adjustments from acquisition of businesses, net	-	(2,038)
Net cash used in investing activities	(82,905)	(12,162)
Cash flows from financing activities:
Net borrowings (payments) of long-term debt	50,000	(2,153)
Net borrowings (payments) of short-term debt	11	(1,851)
Net borrowings on revolving credit agreements	8,000	-
Proceeds from stock option exercises	112	3,683
Other financing activities	(1,241)	-
Net cash provided by (used in) financing activities	56,882	(321)
Effect of exchange rate changes on cash and cash equivalents	(230)	(206)
Net (decrease) increase in cash and cash equivalents	(13,888)	2,520
Cash and cash equivalents at beginning of period	166,208	157,029
Cash and cash equivalents at end of period	$152,320	159,549

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$701	615
Cash paid for income taxes, net of refunds totaling $1,230 and $0, respectively	4,145	1,159

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
Three months ended September 30, 2011 and 2010
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

(2)  Summary of Significant Accounting Policies

a. Basis of Presentation

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) of the results for the interim periods presented and such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. There have been no material changes to the Company’s significant accounting policies during the three months ended September 30, 2011.

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

Costs for mineral properties and mine development incurred to expand capacity of operating mines or to develop new mines are capitalized and charged to operations over the estimated tonnage of minerals to be removed. Mine development costs include costs incurred for site preparation and development of the mines during the development stage.

e. Accounting Pronouncements to be Implemented

  In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The objective of this amendment is to increase the prominence of other comprehensive income in the financial statements. The amendments require entities to report components of net income and the components of other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This amendment is effective for interim and annual periods beginning after December 15, 2011. We expect the adoption of this ASU will affect financial statement presentation only.

In September 2011, FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (ASU 2011-08), which amends the guidance in ASC 350-20. The amendments in ASU 2011-08 provide entities with the option of performing a qualitative assessment before performing the first step of the two-step impairment test. If entities determine, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. ASU 2011-08 also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011 but early adoption is permitted. The Company does not expect material financial statement implications relating to the adoption of this ASU.

(3)  Business Combinations and Divestitures

Nigerian Mining Licenses:

In March 2011, the Company made irrevocable advances totaling approximately $17,000 to acquire through transfer exploration mining licenses in Nigeria to mine for manganese ore, a raw material used in the production of certain silicon and manganese based alloys. The transfer process was subject to regulatory approvals, which approvals have been received. The transfer of the licenses is complete and the Company may now begin to execute its operational plans.

Alden Resources LLC:

   On July 28, 2011, the Company, pursuant to three Membership Interest Purchase Agreements dated as of May 27, 2011 (the Purchase Agreements), purchased from NGPC Asset Holdings II, LP, NGP Capital Resources Company, and all other parties named in the Purchase Agreements 100% of the membership interest of Alden Resources, LLC (Alden) and Gatliff Services, LLC (Gatliff), as well as certain royalty interests held by NCP Capital Resources Company, for $73,200 plus an additional $6,800 that could be payable to NGP Capital Resources Company pursuant to an earn-out payment upon the achievement of certain financial results and operational metrics.  The Company financed the acquisition with $55,000 of bank debt and $18,200 of cash. In connection with the bank debt, the Company entered into an interest rate swap effective from August 12, 2011 on a $37,500 notional amount. The purchase price is subject to customary post-closing adjustments for changes in working capital and related matters.  Alden is North America’s leading miner, processor and supplier of specialty metallurgical coal to the silicon and silicon-based alloy industries and also supplies thermal coal to the power industry.  The acquisition was made to in order to secure a stable, long-term and low-cost supply of specialty metallurgical coal, a key ingredient in the production of silicon metal and silicon-based alloys. The results of the businesses acquired are included in the GMI operating segment.

(4)  Inventories

Inventories comprise the following:

	September 30,	June 30,
	2011	2011
Finished goods	$40,478	29,570
Work in process	3,051	2,078
Raw materials	69,158	67,213
Parts and supplies	10,925	10,431
Total	$123,612	109,292

At September 30, 2011, $116,504 in inventory is valued using the first-in, first-out method and $7,108 using the average cost method. At June 30, 2011, $102,478 in inventory is valued using the first-in, first-out method and $6,814 using the average cost method.

(5)  Property, Plant, and Equipment

Property, plant, and equipment, net of accumulated depreciation and amortization, comprise the following:

	September 30	June 30,
	2011	2011
Land, land improvements, and land use rights	$6,913	6,907
Building and improvements	56,590	43,076
Machinery and equipment	114,462	93,891
Furnaces	137,275	136,177
Mineral reserves	60,545	—
Other	4,283	3,993
Construction in progress	29,433	23,743
Property, plant, and equipment, gross	409,501	307,787
Less accumulated depreciation and amortization	(88,074)	(77,810)
Property, plant, and equipment, net of accumulated depreciation and amortization	$321,427	229,977

Depreciation expense for the three months ended September 30, 2011 was $7,300, of which $7,106 is recorded in cost of goods sold and $194 is recorded in selling, general, and administrative expenses, respectively. Depreciation expense for the three months ended September 30, 2010 was $5,774, of which $5,599 is recorded in cost of goods sold and $175 is recorded in selling, general, and administrative expenses, respectively.

Capitalized interest for the three months ended September 30, 2011 and 2010 was $12 and $6, respectively.

(6)  Goodwill and Other Intangibles

Goodwill and other intangibles presented below have been allocated to the Company’s operating segments.

a.  Goodwill

Changes in the carrying amount of goodwill, by reportable segment, during the three months ended September 30, 2011 are as follows:

		Globe
	GMI	Metales	Solsil	Other	Total

Goodwill	$31,529	14,313	57,656	7,661	111,159
Accumulated impairment loss	—	—	(57,656)	—	(57,656)
Balance at June 30, 2011	31,529	14,313	—	7,661	53,503

Foreign exchange rate changes	—	—	—	139	139

Goodwill	31,529	14,313	57,656	7,800	111,298
Accumulated impairment loss	—	—	(57,656)	—	(57,656)
Balance at September 30, 2011	$31,529	14,313	—	7,800	53,642

b.  Other Intangible Assets

There were no changes in the value of the Company’s indefinite lived intangible assets during the three months ended September 30, 2011 and 2010.

(7)  Debt

a.  Short-Term Debt

Short-term debt comprises the following:

		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line
September 30, 2011:
Type debt:
Export financing	$736	2.75%	$7,856
Other	369	8.00%	—
Total	$1,105		$7,856

June 30, 2011:
Type debt:
Export financing	$731	2.75%	$8,310
Other	363	8.00%	—
Total	$1,094		$8,310

Export Financing Agreements – The Company’s Argentine subsidiary maintains various short-term export financing agreements. Generally, these arrangements are for periods ranging between seven and eleven months, and require the Company to pledge as collateral certain export receivable.

b. Revolving Credit Agreements

A summary of the Company’s revolving credit agreements at September 30, 2011 is as follows:

		Weighted
	Outstanding	Average	Unused	Total
	Balance	Interest Rate	Commitment	Commitment
Senior credit facility	$39,989	2.50%	$48,208	90,000
Revolving credit facility	15,000	2.47%	—	15,000

On March 30, 2011, certain of the Company’s domestic subsidiaries (the Borrowers) entered into an agreement to amend and restate the Company’s existing senior credit facility and senior term loan. The amended and restated senior credit agreement provides for a $90,000 revolving credit facility, subject to a defined borrowing base, and matures on March 30, 2014. This facility includes a provision for the issuance of standby letters of credit and a $10,000 sublimit for swingline loans. The facility may be increased from time to time by an amount up to $10,000 in the aggregate at the Company’s election, subject to approval by the existing or additional lenders. Interest on borrowings under the credit agreement is payable, at the Company’s election, at either a base rate (the higher of the U.S. federal funds rate plus 0.50% per annum and the issuing bank’s “prime rate”) plus a margin of 1.50% per annum, or LIBOR plus a margin of 2.25% per annum. Certain commitment fees are also payable under the credit agreement. The facility is guaranteed by certain of the Borrowers’ subsidiaries, and borrowings under the credit agreement are collateralized by the Borrowers’ cash and cash equivalents, accounts receivable, and inventories, and the stock of their subsidiaries. The agreement contains certain restrictive and financial covenants, which include a maximum total debt to capitalization ratio and a minimum combined tangible net worth, as well as a minimum fixed charge coverage ratio and a maximum annual capital expenditure level, both of which are only applicable if availability under the senior credit facility is below minimum levels specified in the credit agreement. The Company was in compliance with the loan covenants at September 30, 2011.

At September 30, 2011, there was a $39,989 balance outstanding on the senior credit facility. The total commitment outstanding on this credit facility includes $440 outstanding letters of credit associated with supplier contracts and a $1,363 outstanding letter of credit associated with a power supply contract. The outstanding balances under the previous senior credit agreement and senior term loan were transferred into the new facility.

The Company classifies borrowings under the senior credit facility as long-term liabilities given our ability to renew and extend borrowings under this agreement beyond one year from the balance sheet date.

On October 1, 2010, the Company entered into a $15,000 revolving credit facility, and utilized proceeds from borrowings under the revolving credit facility to repay the Company’s $5,880 short-term notes payable to Dow Corning. Total borrowings under this credit facility were $15,000 at September 30, 2011. Interest on advances under the revolving credit facility accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. The credit facility is subject to certain restrictive and financial covenants, which include limits on additional debt, a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization and minimum net worth. The Company was in compliance with the loan covenants at September 30, 2011.

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

c.  Long-Term Debt

Long-term debt comprises the following:

	September 30,	June 30,
	2011	2011
Term loan	$50,000	—
Less current portion of long-term debt	(11,111)	—
Long-term debt, net of current portion	$38,889	—

Term Loan  — The Company’s subsidiary, GBG Holdings, LLC, entered into a three-year term loan in an aggregate principal amount of $50,000 during July 2011. Interest on the term loan accrues at LIBOR plus an applicable margin percentage. Principal payments are due in quarterly installments of approximately $5,556, commencing on June 30, 2012, and the unpaid principal balance is due in full in June 2014, subject to certain mandatory prepayments. The interest rate on this loan is 2.86% at September 30, 2011, which is equal to LIBOR plus an applicable margin. The term loan is secured by substantially all of the assets of GBG Holdings, LLC and is subject to certain restrictive and financial covenants, which include a minimum fixed charge coverage ratio, maximum leverage ratio, minimum current ratio, minimum tangible net worth, minimum cash balance and maximum gearing ratio limits. The Company was in compliance with the loan covenants at September 30, 2011.

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

In connection with the Company's revolving credit facility and senior term loan (note 7), the Company entered into an interest rate cap arrangement and three interest rate swap agreements to reduce our exposure to interest rate fluctuations.

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

In connection with GBG Holdings, LLC’s term loan (note 7), the Company entered into an interest rate swap agreement to reduce our exposure to interest rate fluctuations.

In August 2011, the Company entered into an interest rate swap agreement involving the exchange of interest obligations relating to a $37,500 notional amount of debt, with the notional amount decreasing by approximately $4,167 per quarter, beginning in the first quarter of fiscal year 2013. Under the interest rate swap, the Company receives LIBOR in exchange for a fixed interest rate of 0.42% over the life of the agreement. The agreement expires in June 2014.

Foreign Currency Risk:

The Company is exposed to market risk arising from changes in currency exchange rates as a result of its operations outside the United States, principally in Argentina and China. A portion of the Company’s net sales generated from its non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of the Company’s operating costs for its non-U.S. operations are denominated in local currencies, principally the Argentine peso and the Chinese renminbi. Consequently, the translated U.S. dollar value of the Company’s non-U.S. dollar net sales, and related accounts receivable balances, and our operating costs are subject to currency exchange rate fluctuations. Derivative instruments are not used extensively to manage this risk. The Company may utilize derivative financial instruments, including foreign exchange forward contracts, to manage a portion of its net foreign currency exposure. No foreign currency derivative financial instruments are outstanding at September 30, 2011.

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

In June 2010, the Company entered into a power hedge agreement on a 175,440 MWh notional amount of electricity, representing approximately 20% of the power required by our Niagara Falls, New York plant not supplied by the facility’s long-term power contract over the term of the hedge agreement. The notional amount decreases equally per month through the agreement’s expiration on June 30, 2012. Under the power hedge agreement, the Company fixed the power rate at $39.60 per MWh over the life of the contract. In October 2010, the Company entered into a power hedge agreement on an 87,600 MWh notional amount of electricity, also for power required at our Niagara Falls, New York plant. The notional amount decreases equally per month from agreement’s July 1, 2012 effective data through its expiration on June 30, 2013. Under this power agreement, the Company fixed the power rate at $39.95 per MWh over the life of the contract.

The effect of the Company’s derivative instruments on the condensed consolidated income statement is summarized in the following table:

	Gain (Loss) Recognized
	During the Three Months
	Ended September 30,		Location
	2011	2010	of Gain (Loss)
Interest rate derivatives	$12	(187)	Interest expense
Foreign exchange forward contracts	—	(190)	Foreign exchange gain (loss)
Power hedge	45	(413)	Cost of goods sold

The fair values of the Company’s derivative instruments at September 30, 2011 are summarized in note 15 (Fair Value Measures). The liabilities associated with the Company’s interest rate derivatives and power hedge of $214 and $90, respectively, are included in other long-term liabilities.

(9)  Pension Plans

The Company’s subsidiary, Globe Metallurgical Inc. (GMI), sponsors three noncontributory defined benefit pension plans covering certain domestic employees. These plans were frozen in 2003. The Company’s subsidiary, Core Metals, sponsors a noncontributory defined benefit pension plan covering certain domestic employees. This plan was closed to new participants in April 2009. The components of net periodic pension expense for the Company’s defined benefit pension plans are as follows:

	Three Months Ended
	September 30,
	2011	2010
Interest cost	$386	361
Service cost	26	28
Expected return on plan assets	(456)	(379)
Amortization of net loss	151	155
Net periodic pension expense	$107	165

The Company expects to make discretionary contributions of approximately $2,266 to the plans for the fiscal year ended June 30, 2012, of which $808 has been contributed through September 30, 2011.

(10)  Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted as necessary for quarterly events. In accordance with ASC Topic 740, Income Taxes — Accounting for Income Taxes in Interim Periods, the Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries. The effective tax rates for the three months ended September 30, 2011 and 2010 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the respective periods.

The Company’s effective tax rate for the three months ended September 30, 2011 was 35.3% compared to 60.4% for the three months ended September 30, 2010. The annual effective rate excluding discrete items is 34.2% for the three months ended September 30, 2011.The decrease in the effective tax rate is due primarily to discrete items associated with stock option exercises in the first quarter of fiscal year 2011.

The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods, and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. During the three months ended September 30, 2011, the Company’s net valuation allowances increased primarily due to the establishment of additional valuation allowances against net operating losses (NOLs) in China that may not be utilized.

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. The Company’s principal jurisdictions include the U.S., Argentina, Poland, and China. A number of years may elapse before a tax return is audited and finally resolved. The open tax years subject to examination varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions and the related open tax years subject to examination are as follows: the U.S. from 2008 to present, Argentina from 2006 to present, Poland from 2006 to present, and China from 2008 to present.

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results could be materially impacted. There were no material changes in the Company’s uncertain tax positions during the three months ended September 30, 2011.

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

b.  Environmental Contingencies

It is the Company’s policy to accrue for costs associated with environmental assessments, remedial efforts, or other environmental liabilities when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. When a liability for environmental remediation is recorded, such amounts will be recorded without giving effect to any possible future recoveries. At September 30, 2011, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

c.  Employee Contracts

As of September 30, 2011, there are 232 employees that are covered by union agreements expiring within one year.

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

(12)  Stockholders’ Equity

Dividend

On September 21, 2011, the Company’s board of directors approved a dividend of $0.20 per common share. The dividend, totaling $15,007, was paid on October 28, 2011, to stockholders of record as of October 14, 2011.

(13)  Earnings Per Share

Basic earnings per common share are calculated based on the weighted average number of common shares outstanding during the three months ended September 30, 2011 and 2010, respectively. Diluted earnings per common share assumes the exercise of stock options, as well as the conversion of previously outstanding warrants and unit purchase options, provided in each case the effect is dilutive.

The reconciliation of the amounts used to compute basic and diluted earnings per common share for the three months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended
	September 30,
	2011	2010
Basic earnings per share computation
Numerator:
Net income attributable to Globe Specialty Metals, Inc.	$20,693	2,162
Denominator:
Weighted average basic shares outstanding	75,019,481	74,579,684
Basic earnings per common share	$0.28	0.03
Diluted earnings per share computation
Numerator:
Net income attributable to Globe Specialty Metals, Inc.	$20,693	2,162
Denominator:
Weighted average basic shares outstanding	75,019,481	74,579,684
Effect of dilutive securities	1,769,502	1,541,788
Weighted average diluted shares outstanding	76,788,983	76,121,472
Diluted earnings per common share	$0.27	0.03

Potential common shares associated with outstanding stock options totaling 1,052,122 and 150,000 were excluded from the calculation of diluted earnings per common share because their effect would be anti-dilutive for the three months ended September 30, 2011 and 2010, respectively.

(14)  Share-Based Compensation

The Company’s share-based compensation program consists of the Globe Specialty Metals, Inc. 2006 Employee, Director and Consultant Stock Plan (the Stock Plan). The Stock Plan was initially approved by the Company’s stockholders on November 10, 2006, and was amended and approved by the Company’s stockholders on December 6, 2010 to increase by 1,000,000 the number of shares of common stock authorized for issuance under the Stock Plan. The Stock Plan, as amended, provides for the issuance of a maximum of 6,000,000 shares of common stock for the granting of incentive stock options, nonqualified options, stock grants, and share-based awards. Any remaining shares available for grant, but not yet granted, will be carried over and used in the following fiscal years. During the three months ended September 30, 2011, share-based compensation awards were limited to the issuance of 952,122 nonqualified stock options and 2,676 restricted stock grants.

At September 30, 2011, there were 558,781 shares available for grant. 3,527,250 incentive stock option grants, of which 471,250 were exercised through September 30, 2011, vest and become exercisable in equal one-quarter increments every six months from the date of grant or date of modification. 810,000 option grants, of which 533,333 were exercised through September 30, 2011, vest and become exercisable in equal one-third increments on the first, second, and third anniversaries of the date of grant. 918,750 option grants vest and become exercisable in equal one-sixteenth increments every three months from the date of grant. 27,588 option grants vest and become exercisable in equal one-eighth increments every three months from the date of grant. 7,960 option grants and 3,696 restricted stock grants vested and became exercisable on June 30, 2011. 5,784 option grants and 2,676 restricted stock grants vest and become exercisable on June 30, 2012. 108,578 restricted stock grants vest and become exercisable on November 13, 2020. 21,500 option grants and 4,356 common stock grants were issued as immediately vested at the date of grant. All option grants have maximum contractual terms ranging from 5 to 10 years.

A summary of the changes in options outstanding under the Stock Plan during the three months ended September 30, 2011 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term in Years	Value
Outstanding as of June 30, 2011	3,390,127	$4.93	3.18	$59,643
Granted	952,122	18.83
Exercised	(28,000)	4.00
Forfeited and expired	—	—
Outstanding as of September 30, 2011	4,314,249	$8.00	3.36	$33,289

Exercisable as of September 30, 2011	3,318,334	$4.66	2.89	$33,251

The Company estimates the fair value of grants using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of stock option awards granted during the three months ended September 30, 2011:

2012
Risk-free interest rate	0.30%
Expected dividend yield	—
Expected volatility	70.00
Expected forfeiture rate	—
Expected term (years)	3.55

The risk-free interest rate is based on the yield of zero coupon U.S. Treasury bonds with terms similar to the expected term of options. The expected dividend yield for grants is zero given the Company’s limited history of dividend issuances and the uncertainty of any future dividend amounts, if any. Since there is limited trading data related to the Company’s common stock, the expected volatility over the term of the options is estimated using the historical volatilities of similar companies. Given that the options granted are under a new plan and there is relatively no historical data, the expected forfeiture rate is zero, and the expected term is the average of the vesting period and contractual term.

During the three months ended September 30, 2011, 10,458 options vested, resulting in total vested options of 3,318,334. There are 995,915 nonvested options outstanding with a grant date fair value of $8.89. The weighted average per share fair value of stock option grants outstanding at September 30, 2011 is $4.10.

For the three months ended September 30, 2011, share-based compensation expense was $458 ($247 after tax). For the three months ended September 30, 2010, share-based compensation expense was $1,275 ($688 after tax). The expense is reported within selling, general, and administrative expenses.

As of September 30, 2011, the Company has unearned compensation expense of $8,344, before income taxes, related to nonvested stock option awards. The unrecognized compensation expense is expected to be recognized over the following periods ending on June 30:

	2012	2013	2014	2015	2016
Share-based compensation (pretax)	$1,733	2,203	2,094	2,081	233

It is the Company’s policy to issue new shares to satisfy the requirements of its share-based compensation plan. The Company does not expect to repurchase shares in the future to support its share-based compensation plan.

In addition to share-based awards issued under the Stock Plan, the Company issued 35,225 restricted stock units on January 1, 2011 under the Company’s executive bonus plan. The restricted stock units proportionally vest over three years, but are not delivered until the end of the third year. The Company will settle these awards by cash transfer, based on the Company’s stock price of the date of such transfer. For the three months ended September 30, 2011, share-based compensation expense for these restricted stock units was ($3). The $127 liability associated with these restricted stock units is included in accrued expenses and other current liabilities at September 30, 2011.

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

The Company does not have any assets that are required to be remeasured at fair value at September 30, 2011. The following table summarizes liabilities measured at fair value on a recurring basis at September 30, 2011:

	Total	Level 1	Level 2	Level 3
Interest rate derivatives	$214	—	214	—
Power hedge	90	—	90	—
Restricted stock units	127	127	—	—
Total	$431	127	304	—

The Company does not have any assets that are required to be remeasured at fair value at June 30, 2011. The following table summarizes liabilities measured at fair value on a recurring basis at June 30, 2011:

	Total	Level 1	Level 2	Level 3
Interest rate derivatives	$320	—	320	—
Power hedge	110	—	110	—
Restricted stock units	130	130	—	—
Total	$560	130	430	—

Derivative liabilities related to the interest rate cap and interest rate swap agreements and power hedge agreement are summarized in note 8 (Derivative Instruments). Fair values are determined by independent brokers using quantitative models based on readily observable market data.

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

A current and a former member of the board of directors are affiliated with Marco International. During the three months ended September 30, 2011 and 2010, the Company:

•
Entered into agreements with Marco International to purchase carbon electrodes. Marco International billed $1,603 and $4,969, respectively, under these agreements. At September 30, 2011 and June 30, 2011, payables to Marco International under these agreements totaled $669 and $2,952, respectively.

•	Entered into an agreement to sell ferrosilicon to Marco International. Net sales were $192 and $216, respectively, under this agreement.

•
Entered into an agreement to sell calcium silicon powder to Marco International. Net sales were $2,115 and $399, respectively, under this agreement. At September 30, 2011 and June 30, 2011, receivables from Marco International under this agreement totaled $705 and $0, respectively.

The Company is affiliated with Norchem, Inc. (Norchem) through its 50.0% equity interest. During the three months ended September 30, 2011 and 2010, the Company sold Norchem product valued at $1,500 and $1,430, respectively. At September 30, 2011 and June 30, 2011, receivables from Norchem totaled $605 and $576, respectively.

Prior to our purchase of a majority interest in Ningxia Yonvey Coal Industrial Co., Ltd (Yonvey), Yonvey’s predecessor had entered into a lending agreement with the remaining minority stockholder. At September 30, 2011 and June 30, 2011, $1,107 and $1,086, respectively, remained payable to Yonvey from this related party.

(17)  Operating Segments

Operating segments are based upon the Company’s management reporting structure and include the following six reportable segments:

•	GMI — a manufacturer of silicon metal and silicon-based alloys and a provider of specialty metallurgical coal for the silicon metal and silicon-based alloys industries located in the United States.

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

Each of our reportable segments distributes its products in both its country of domicile, as well as to other international customers. The following presents the Company’s consolidated net sales by product line:

	Three Months Ended
	September 30,
	2011	2010
Silicon metal and silicon-based alloys	$157,102	126,326
Other, primarily by-products	17,760	11,026
Total	$174,862	137,352

a.  Segment Data

Summarized financial information for our reportable segments as of, and for, the three months ended September 30, 2011 and 2010, is shown in the following tables:

	Three Months Ended
	September 30,
	2011
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes	Total Assets
GMI	$154,928	35,134	34,336	508,330
Globe Metais	-	(1)	(1)	481
Globe Metales	17,097	3,517	3,147	85,240
Solsil	-	(219)	(219)	29,328
Corporate	-	(6,417)	(5,272)	392,435
Other	7,264	(407)	(274)	42,911
Eliminations	(4,427)	858	858	(281,417)
	$174,862	32,465	32,575	777,308

	Three Months Ended
	September 30,
	2010
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes
GMI	$116,720	12,098	11,408
Globe Metais	6,774	(43)	(42)
Globe Metales	14,294	2,478	2,199
Solsil	-	(109)	(109)
Corporate	-	(5,003)	(5,283)
Other	4,617	(141)	91
Eliminations	(5,053)	(1,052)	(1,052)
	$137,352	8,228	7,212

The accounting policies of our operating segments are the same as those disclosed in note 2 (Summary of Significant Accounting Policies) to our June 30, 2011 financial statements. We evaluate segment performance principally based on operating income (loss). Intersegment net sales are not material.

b.  Geographic Data

Net sales are attributed to geographic regions based upon the location of the selling unit. Net sales by geographic region for the three months ended September 30, 2011 and 2010 consist of the following:

	Three Months Ended
	September 30,
	2011	2010
United States	$154,784	123,494
Argentina	15,222	12,201
China	477	19
Poland	4,379	1,638
Total	$174,862	137,352

Long-lived assets by geographical region at September 30, 2011 and June 30, 2011 consist of the following:

	September 30,	June 30,
	2011	2011
United States	$315,844	224,556
Argentina	31,200	31,054
China	27,572	27,524
Poland	930	823
Total	$375,546	283,957

Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation and amortization, and goodwill and other intangible assets.

c.  Major Customer Data

The following is a summary of the Company’s major customers and their respective percentages of consolidated net sales for the three months ended September 30, 2011 and 2010:

	Three Months Ended
	September 30,
	2011	2010
Momentive Performance Materials	12%	8%
Dow Corning	11	17
All other customers	77	75
	100%	100%

The majority of sales to Dow Corning for the three months ended September 30, 2011 and 2010 are associated with Dow Corning’s 49% ownership interest in WVA LLC. In addition, the Company maintained a four year arrangement in which Dow Corning was to purchase 30,000 metric tons of silicon metal per calendar year through December 31, 2010. This contract was amended in November 2008 to provide for the sale of an additional 17,000 metric tons of silicon metal to be purchased in calendar year 2009. The contract was further amended to reduce the amount required to be sold in calendar year 2010 to 20,000 metric tons of silicon metal. In December 2010, the Company agreed to pay $4,276 to Dow Corning to settle certain remaining sales obligations under this contract. The settlement cost was recorded in cost of goods sold in December 2010.

Sales to Dow Corning and Momentive Performance Materials are included in the GMI segment.

(18)  Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Certain statements made in this quarterly report involve risks and uncertainties. These forward-looking statements reflect the Company’s best judgment based on our current expectations, assumptions, estimates and projections about us and our industry, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements are more fully described in the “Risk Factors” sections contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and in this Quarterly Report. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report, as well as the more detailed information in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Introduction

Globe Specialty Metals, Inc., together with its subsidiaries (collectively, “we” or “our”) is one of the leading manufacturers of silicon metal and silicon-based alloys. As of September 30, 2011, we owned and operated six principal manufacturing facilities and coal mines, in two primary operating segments: GMI, our U.S. operations and, Globe Metales, our Argentine operations.

Business Segments

We operate in six reportable segments:

•
GMI — a manufacturer of silicon metal and silicon-based alloys located in the United States with plants in Beverly, Ohio, Alloy, West Virginia, Niagara Falls, New York, Selma, Alabama and Bridgeport, Alabama and a provider of specialty metallurgical coal for the silicon metal and silicon-based alloys industries located in Corbin, Kentucky

•
Globe Metais — a distributor of silicon metal manufactured in Brazil. This segment includes the historical Brazilian manufacturing operations, previously comprised of a manufacturing plant in Breu Branco and mining operations and forest reserves, which were all sold on November 5, 2009;

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

Overview and Recent Developments

We are presently running all our furnaces at full capacity, subject to planned maintenance outages, with all production made to fulfill specific customer orders.  We intentionally increased our finished goods inventory during the first quarter ended September 30, 2011 in order to have sufficient material to meet customer contracts in the second quarter and we expect inventory levels to decline to previous levels by the end of the second quarter.    During the first quarter we completed planned repairs and upgrades to one furnace in our Alloy, West Virginia plant and began repairs to a second furnace in that plant.  During the quarter we completed the acquisition of Alden Resources, a leading global provider of specialty metallurgical coal for the silicon metal and silicon-based alloy industries.  Specialty metallurgical coal is a key ingredient in the production of silicon metal.  By acquiring Alden, Globe secures a stable, long-term and low-cost supply of this key raw material to support our continued growth while maintaining Alden’s position as a leading supplier to other silicon and silicon-based alloy producers.

Net sales for the quarter ended September 30, 2011 were relatively flat with the preceding quarter ended June 30, 2011, as a result of a 4% decline in tons shipped, offset by a small increase in average selling prices and modest third-party coal sales.

Income before provision for income taxes totaled $32,575,000 in the first quarter ended September 30, 2011, and includes pre-tax transaction and due diligence costs of $1,680,000 and a pre-tax $473,000 foreign exchange gain related to the settlement of a liability for our former Brazilian manufacturing operations. This compares to income before provision for income taxes in the preceding quarter ended June 30, 2011 of $29,238,000, which included a pre-tax loss of $4,249,000 from the sale of our Brazilian manufacturing operations and pre-tax transaction and due diligence costs of $2,745,000.

Outlook

Demand continues to remain solid for the second quarter ending December 31, 2011 and, despite some economic forecasts, we remain cautiously optimistic about next year.  We are in the midst of calendar 2012 contract negotiations for silicon metal and have already secured commitments for more than half of our expected calendar 2012 silicon metal production capacity and negotiations continue for the remainder.  As in the past, we have contracts at fixed prices and contracts that are tied to indexes.  The fixed price contracts are, on aggregate, priced within the current published index range.  As in calendar 2011, we expect in calendar 2012 to have a portion of our production capacity open for spot business.  The amount open for spot sales will depend on the outcome of the current ongoing negotiations.

In our silicon-based alloys business the end markets serviced by our specialty steel and foundry customers are solid despite reported softness in overall steel demand.  As usual, these contracts are negotiated quarterly and discussions are progressing well for the upcoming quarter.

In the second quarter ending December 31, 2011 we are taking several planned maintenance outages, including both furnaces at Selma, Alabama, one furnace in Niagara Falls, New York and two furnaces in Beverly, Ohio.  We intentionally scheduled the maintenance to be completed in calendar 2011 in order to prepare for a strong production year in calendar 2012 and to take advantage of favorable bonus depreciation available for federal taxes for assets placed in service by December 31, 2011.  As a result, we have only one planned maintenance outage in the first half of calendar 2012.

Alden is performing as expected.  The acquisition have given us much more control over our coal supply which is resulting in higher overall coal quality and higher furnace efficiencies.

Critical Accounting Policies

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Management bases our estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from the estimates used under different assumptions or conditions. We have provided a description of significant accounting policies in the notes to our condensed consolidated financial statements and our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Our critical accounting policies have not significantly changed from those discussed in “Part II — Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, except as follows:

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

Results of Operations

GSM Three Months Ended September 30, 2011 vs. 2010

Consolidated Operations:

	Three Months Ended
	September 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$174,862	137,352	37,510	27.3%
Cost of goods sold	127,650	116,881	10,769	9.2%
Selling, general and administrative expenses	14,801	12,211	2,590	21.2%
Research and development	-	32	(32)	(100.0%)
Gain on sale of business	(54)	-	(54)	NA
Operating income	32,465	8,228	24,237	294.6%
Interest expense, net	(1,376)	(948)	(428)	45.1%
Other income (loss)	1,486	(68)	1,554	(2,285.3%)
Income before provision for income taxes	32,575	7,212	25,363	351.7%
Provision for income taxes	11,488	4,354	7,134	163.8%
Net income	21,087	2,858	18,229	637.8%
Income attributable to noncontrolling interest, net of tax	(394)	(696)	302	(43.4%)
Net income attributable to Globe Specialty Metals, Inc.	$20,693	2,162	18,531	857.1%

Net Sales:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal and silicon-based alloys	$157,102	54,285	$2,894	$126,326	58,448	$2,161
Silica fume and other	17,760			11,026
Total net sales	$174,862			$137,352

Net sales increased $37,510,000, or 27%, from the prior year to $174,862,000 primarily as a result of a 34% increase in our average selling price, offset by a 7% decline in metric tons sold. The increase in average selling price resulted in increased net sales of approximately $39,645,000 and was primarily due to higher pricing of the annual calendar 2011 contracts and higher spot pricing in the first quarter of fiscal year 2012. The decrease in metric tons sold resulted in a decrease in net sales of $8,869,000 and was primarily due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009. Subsequent to this divestiture, remaining Globe Metais sales related only to the fulfillment of certain retained customer contracts with product purchased from our former Brazilian manufacturing operations at a purchase price equal to our sales price. These customer contracts were fulfilled at the end of the second quarter of fiscal year 2011, and no further sales will be made under this arrangement. Additionally, metric tons sold decreased due to the timing of shipments and a mix shift to specialty grade silicon-based alloys at Core Metals. Other revenue increased by $6,734,000 as a result of third party coal sales from the acquisition of Alden as well as the sale of manganese ore from GMI in the first quarter of fiscal year 2012.

Cost of Goods Sold:

The $10,769,000, or 9%, increase in cost of goods sold was a result of a 18% increase in our cost per ton sold offset by a 7% decrease in metric tons sold. This increase in cost per ton sold reflects the impact of higher raw material and power costs at GMI year over year. These cost increases were partially offset by the impact of reduced start-up costs of approximately $3,200,000 at our Niagara Falls plant in the year over year period and the completion of our Brazilian sales contract.

Gross margin represented approximately 27% of net sales in the first quarter of fiscal year 2012 and increased from 15% of net sales in the first quarter of fiscal year 2011, primarily as a result of higher silicon metal and silicon-based alloy selling prices, partially offset by the impact of higher raw material and power costs at GMI.

Selling, General and Administrative Expenses:

The increase in selling, general and administrative expenses of $2,590,000, or 21%, was primarily due to an increase in bonus expense of approximately $1,721,000, due to profitability improvement year over year, and higher due diligence and transaction-related costs of $1,680,000 at Corporate, as well as the impact of the acquisition of Alden, which increased expense by $398,000. These increases were offset by a decrease at Corporate of $817,000 in stock based compensation expense due to the completion of vesting of options granted during 2009.

Gain on Sale of Business:

Gain on sale of business for the first quarter of fiscal year 2012 was the result of a subsequent settlement associated with the sale of our Brazilian manufacturing operations on November 5, 2009.

Net Interest Expense:

Net interest expense increased by $428,000 primarily due to debt acquired associated with the acquisition of Alden during the first quarter of fiscal year 2012, which resulted in an increase in net interest expense of $354,000.

Other Income (Loss):

Other income (loss) increased by $1,554,000 due primarily to foreign exchange gains resulting from the revaluation of long-term reais denominated tax liabilities.

Provision for Income Taxes:

Provision for income taxes as a percentage of pre-tax income was approximately 35.3%, or $11,488,000, in the first quarter of fiscal year 2012 and was approximately 60%, or $4,354,000, in the first quarter of fiscal year 2011. The decrease in the effective tax rate is due primarily to discrete items associated with stock option exercises in the first quarter of fiscal year 2011 of $1,368,000.

Segment Operations

GMI

	Three Months Ended
	September 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$154,928	116,720	38,208	32.7%
Cost of goods sold	113,145	98,935	14,210	14.4%
Selling, general and administrative expenses	6,649	5,687	962	16.9%
Operating income	$35,134	12,098	23,036	190.4%

Net sales increased $38,208,000, or 33%, from the prior year to $154,928,000. The increase was primarily attributable to a 31% increase in our average selling price, offset by a 1% decline in metric tons sold. The increase in average selling price was primarily due to higher pricing of the annual calendar 2011 contracts and improved spot pricing in the first quarter of fiscal year 2012 due to improved market demand. The decrease in metric tons sold was due to the timing of shipments and a mix shift to specialty grade silicon-based alloys at Core Metals. Additionally, the acquisition of Alden during the first quarter of fiscal year 2012 contributed third party coal sales and the sale of manganese ore from GMI contributed to other sales in the first quarter of fiscal year 2012.

Operating income increased by $23,036,000 from the prior year quarter to $35,134,000. This increase was primarily due to higher average selling prices for silicon metal and silicon-based alloys. Cost of goods sold increased by 14%, while volumes decreased by 1%. This caused an increase in the cost per ton sold, which reflects the impact of higher raw material and power costs at GMI year over year. These cost increases were partially offset by the impact of reduced start-up costs of approximately $3,200,000 at our Niagara Falls plant in the year over year period. The addition of Alden contributed $398,000 to selling, general and administrative expenses in the first quarter of fiscal year 2012.

Globe Metais

	Three Months Ended
	September 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$-	6,774	(6,774)	(100.0%)
Cost of goods sold	-	6,774	(6,774)	(100.0%)
Selling, general and administrative expenses	1	43	(42)	(97.7%)
Operating loss	$(1)	(43)	42	(97.7%)

Net sales decreased $6,774,000 from the prior year to $0. The decrease was due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009. Subsequent to this divestiture, remaining Globe Metais sales related only to the fulfillment of certain retained customer contracts with product purchased from our former Brazilian manufacturing operations at a purchase price equal to our sales price. These customer contracts were fulfilled at the end of the second quarter of fiscal year 2011, and no further sales will be made under this arrangement.

Operating loss decreased by $42,000 from the prior year to $1,000. The decrease was due to the timing of the sale of our Brazilian manufacturing operations. Selling, general and administrative expenses decreased by $42,000 primarily due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009.

Globe Metales

	Three Months Ended
	September 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$17,097	14,294	2,803	19.6%
Cost of goods sold	12,592	10,995	1,597	14.5%
Selling, general and administrative expenses	988	821	167	20.3%
Operating income	$3,517	2,478	1,039	41.9%

Net sales increased $2,803,000, or 20%, from the prior year to $17,097,000. This increase was primarily attributable to a 33% increase in average selling prices, offset by an 11% decrease in metric tons sold. Pricing increased on calcium silicon and magnesium ferrosilicon due to improving demand, especially in the steel and automotive end markets. Volumes decreased due to a production mix shift from magnesium ferrosilicon to higher margin calcium silicon.

Operating income increased by $1,039,000 from the prior year to $3,517,000. The increase was primarily due to higher average selling prices offset by higher production costs. Cost of goods sold increased by 15%, primarily due to higher raw material costs including charcoal and rare earth, while volumes decreased by 11%.

Solsil

	Three Months Ended
	September 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$-	-	-	NA
Cost of goods sold	148	45	103	228.9%
Selling, general and administrative expenses	71	32	39	121.9%
Research and development	-	32	(32)	(100.0%)
Operating loss	$(219)	(109)	(110)	100.9%

Net sales remained constant from the prior year at $0. This was primarily attributable to Solsil suspending commercial production during fiscal year 2010 as a result of a significant decline in the price of polysilicon and the decline in demand for upgraded metallurgical grade silicon. As a result, we are concentrating our efforts on research and development activities focused on reducing our cost of production.

Operating loss increased by $110,000 from the prior year to $219,000. The primary driver of this change was an increase in cost of goods sold of $103,000 from the prior year to $148,000 as a result of Solsil’s suspension of commercial production and enhanced focus on refining its production processes to enhance yield and reduce the cost of production.

Corporate

	Three Months Ended
	September 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$6,471	5,003	1,468	29.3%
Gain on sale of business	(54)	-	(54)	NA
Operating loss	$(6,417)	(5,003)	(1,414)	28.3%

Operating loss increased by $1,414,000 from the prior year to $6,417,000. Selling, general and administrative expenses increased by $1,468,000 year over year primarily due to an increase in bonus expense of approximately $1,721,000, due to profitability improvement year over year, as well as higher due diligence and transaction-related costs of $1,680,000. These increases were offset by a decrease of $817,000 in stock based compensation expense due to the completion of vesting of options granted during 2009. Gain on sale of business for the first quarter of fiscal year 2012 was the result of a subsequent settlement associated with the sale of our Brazilian manufacturing operations on November 5, 2009.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balance, cash flows from operations, and unused commitments under our existing credit facilities. At September 30, 2011, our cash and cash equivalents balance was approximately $152,320,000, and we had $48,000,000 available for borrowing under our existing financing arrangements. We generated cash flows from operations totaling $12,365,000 during the three months ended September 30, 2011.

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

As discussed in the Outlook section, in July 2011 we closed on the acquisition of Alden Resources, LLC, North America’s leading miner, processor and supplier of specialty metallurgical coal to the silicon and silicon-based alloys industries. We financed the acquisition with $55,000,000 of bank debt and with $18,200,000 of cash from GSM’s balance sheet. In addition, the seller is expected to receive a contingent payment of up to $6,800,000 based on future performance.

We are nearing the beginning of the construction of our new silicon metal plant in Iceland. The project is expected to cost approximately €115,000,000. We have a few remaining steps to complete, including final board of directors approval, prior to beginning construction. We anticipate financing the plant with €79,000,000 of construction financing from two commercial banks, approximately €34,000,000 of cash from GSM, and €2,000,000 from our minority partner. We intend to use our cash and cash equivalents balance to fund our portion of the project costs.

Cash Flows

The following table is a summary of consolidated cash flows:

	Three Months Ended
	September 30,
	2011	2010
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$166,208	157,029
Cash flows provided by operating activities	12,365	15,209
Cash flows used in investing activities	(82,905)	(12,162)
Cash flows provided by (used in) financing activities	56,882	(321)
Effect of exchange rate changes on cash	(230)	(206)
Cash and cash equivalents at end of period	$152,320	159,549

Operating Activities:

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions.

Net cash provided by operating activities was $12,365,000 and $15,209,000 during the first quarter of fiscal year 2012 and 2011, respectively. The $2,844,000 decrease in net cash provided by operating activities was due to increased net working capital offset by improved operating results during the first quarter of fiscal year 2012 compared with the first quarter of fiscal year 2011. In the first quarter of fiscal year 2012, inventories increased due primarily to higher production levels at Core Metals and GMI in advance of expected shipments during the second quarter. Additionally, accounts receivable increased during the first quarter of fiscal year 2012 due to timing of shipments at Core Metals and GMI and increased sales on improved pricing, which also improved operating results during the year over year period. In the first quarter of fiscal year 2011, inventories increased due primarily to higher electrode levels for use in future production, however, this increase was partially offset by a decrease in accounts receivable due to improved collections and furnace overhauls at our Niagara Falls and Selma plants.

Investing Activities:

Net cash used in investing activities was approximately $82,905,000 and $12,162,000 during the first quarter of fiscal year 2012 and 2011, respectively. The acquisition of Alden Resources, LLC in the first quarter of fiscal year 2012 resulted in the use of approximately $73,194,000 in cash. Year over year capital expenditures decreased modestly from approximately $10,124,000 to $9,711,000. Additionally, net payments of $2,038,000 were made for working capital claims associated with our historical acquisitions during the first quarter of fiscal year 2011.

Financing Activities:

Net cash provided by (used in) financing activities was approximately $56,882,000 and $(321,000) during the first quarter of fiscal year 2012 and 2011, respectively. Net borrowings of approximately $58,011,000 of long-term and short-term debt occurred during the first quarter of fiscal year 2012, as compared to net payments of $4,004,000 in the first quarter of fiscal year 2011. The net borrowings during the first quarter of fiscal year 2012 included $55,000,000 for the acquisition of Alden Resources, LLC. The exercise of stock options contributed $112,000 and $3,683,000 during the first quarter of fiscal year 2012 and 2011, respectively.

Exchange Rate Change on Cash:

The effect of exchange rate changes on cash was related to fluctuations in renminbi, the functional currency of our Chinese subsidiary.

Commitments and Contractual Obligations

Our commitments and contractual obligations have not changed significantly from those disclosed in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commitments and Contractual Obligations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

At September 30, 2011 and June 30, 2011, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

Long-Term Debt

Long-term debt comprises the following:

	September 30,	June 30,
	2011	2011
	(Dollars in thousands)
Term loan	$50,000	—
Less current portion of long-term debt	(11,111)	—
Long-term debt, net of current portion	$38,889	—

Term Loan  — We entered into a three-year term loan in an aggregate principal amount of $50,000,000 during July 2011. Interest on the term loan accrues at LIBOR plus an applicable margin percentage. Principal payments are due in quarterly installments of approximately $5,556,000 commencing on June 30, 2012, and the unpaid principal balance is due in full in June 2014, subject to certain mandatory prepayments. The interest rate on this loan is 2.86% at September 30, 2011, which is equal to LIBOR plus an applicable margin. The term loan is secured by substantially all of the assets of GBG Holdings, LLC and is subject to certain restrictive and financial covenants, which include a minimum fixed charge coverage ratio, maximum leverage ratio, minimum current ratio, minimum tangible net worth, minimum cash balance and maximum gearing ratio limits. We were in compliance with the loan covenants at September 30, 2011.

Accounting Pronouncements to be Implemented

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The objective of this amendment is to increase the prominence of other comprehensive income in the financial statements. The amendments require entities to report components of net income and the components of other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This amendment is effective for interim and annual periods beginning after December 15, 2011. We expect the adoption of this ASU will affect financial statement presentation only.

In September 2011, FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (ASU 2011-08), which amends the guidance in ASC 350-20. The amendments in ASU 2011-08 provide entities with the option of performing a qualitative assessment before performing the first step of the two-step impairment test. If entities determine, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. ASU 2011-08 also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011 but early adoption is permitted. The Company does not expect material financial statement implications relating to the adoption of this ASU.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks have not changed significantly from those disclosed in “Part II — Item 7A. — Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)) as of September 30, 2011. Based upon that evaluation, our Principal Executive Officers and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in “Part I — Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. There have been no material changes in our risks from such description except as follows:

Our coal mining operations are subject to risks that are beyond our control, which could result in materially increased expenses and decreased production levels.

        We mine coal at underground and surface mining operations. Certain factors beyond our control could disrupt our coal mining operations, adversely affect production and shipments and increase our operating costs, such as: a major incident at the mine site that causes all or part of the operations of the mine to cease for some period of time; mining, processing and plant equipment failures and unexpected maintenance problems; changes in reclamation costs; and, adverse weather and natural disasters, such as heavy rains or snow, flooding and other natural events affecting operations, transportation or customers. Inaccuracies in our estimates of our coal reserves could result in decreased profitability from lower than expected revenues or higher than expected costs. Federal or state regulatory agencies have the authority under certain circumstances following significant health and safety incidents, such as fatalities, to order a mine to be temporarily or permanently closed. If this occurred, we may be required to incur capital expenditures to re-open the mine. Environmental regulations could impose costs on our mining operations, and future regulations could increase those costs or add new costs or limit our ability to produce and sell coal. Our failure to obtain and renew permits necessary for our mining operations could negatively affect our business.

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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements.

†	Filed herewith.

In accordance with Rule 406T of Regulation S-T, the XBRL related documents in Exhibit 101 to this Quarterly Report on Form 10-Q are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under those Sections.

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

November 9, 2011