Form 10-Q
period 2011-12-31
GLOBE SPECIALTY METALS INC
filed 2012-02-08
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 7, 2012, the registrant had 75,048,873 shares of common stock outstanding.

Globe Specialty Metals, Inc.

		Page
		No.
PART I

Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 4.	Mine Safety Disclosure	23
Item 6.	Exhibits	23
SIGNATURES		24
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-95
EX-101

PART I

Item 1.  Financial Statements

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets
December 31, 2011 and June 30, 2011
(In thousands, except share and per share amounts)
(Unaudited)

	December 31, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$131,198	166,208
Accounts receivable, net of allowance for doubtful accounts of $957
and $715 at December 31, 2011 and June 30, 2011, respectively	60,796	60,871
Inventories	118,747	109,292
Prepaid expenses and other current assets	24,764	27,876
Total current assets	335,505	364,247
Property, plant, and equipment, net of accumulated depreciation, depletion and amortization	329,907	229,977
Goodwill	53,707	53,503
Other intangible assets	477	477
Investments in unconsolidated affiliates	9,003	8,640
Deferred tax assets	304	217
Other assets	25,711	21,208
Total assets	$754,614	678,269
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,699	39,947
Current portion of long-term debt	16,667	-
Short-term debt	385	1,094
Revolving credit agreements	15,000	12,000
Accrued expenses and other current liabilities	23,961	34,475
Total current liabilities	90,712	87,516
Long-term liabilities:
Revolving credit agreements	39,989	34,989
Long-term debt	33,333	-
Deferred tax liabilities	24,325	23,264
Other long-term liabilities	28,271	17,224
Total liabilities	216,630	162,993
Commitments and contingencies (note 11)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares;
issued, 75,331,310 and 75,289,614 shares at
December 31, 2011 and June 30, 2011, respectively	8	8
Additional paid-in capital	404,340	399,900
Retained earnings	99,430	80,300
Accumulated other comprehensive loss	(2,364)	(2,995)
Treasury stock at cost, 282,437 shares at December 31, 2011 and June 30, 2011	(4)	(4)
Total Globe Specialty Metals, Inc. stockholders’ equity	501,410	477,209
Noncontrolling interest	36,574	38,067
Total stockholders’ equity	537,984	515,276
Total liabilities and stockholders’ equity	$754,614	678,269

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Income Statements
Three and six months ended December 31, 2011 and 2010
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net sales	$165,547	155,775	$340,409	293,127
Cost of goods sold	129,448	123,220	257,098	240,101
Selling, general, and administrative expenses	14,316	12,313	29,117	24,524
Research and development	3	13	3	45
Business interruption insurance recovery	(450)	-	(450)	-
Gain on sale of business	-	-	(54)	-
Operating income	22,230	20,229	54,695	28,457
Other income (expense):
Interest income	4	24	16	59
Interest expense, net of capitalized interest	(1,459)	(706)	(2,847)	(1,689)
Foreign exchange (loss) gain	(308)	(80)	1,016	(376)
Other income	198	322	360	550
Income before provision for income taxes	20,665	19,789	53,240	27,001
Provision for income taxes	6,070	6,143	17,558	10,497
Net income	14,595	13,646	35,682	16,504
Income attributable to noncontrolling interest, net of tax	(1,151)	(1,938)	(1,545)	(2,634)
Net income attributable to Globe Specialty Metals, Inc.	$13,444	11,708	$34,137	13,870
Weighted average shares outstanding:
Basic	75,038	75,115	75,029	74,847
Diluted	76,732	76,734	76,759	76,430
Earnings per common share:
Basic	$0.18	0.16	$0.45	0.19
Diluted	0.18	0.15	0.44	0.18
Cash dividends declared per common share	-	-	0.20	0.15

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity
Six months ended December 31, 2011
(In thousands)
(Unaudited)

	Globe Specialty Metals, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other	Treasury			Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock	Noncontrolling	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	at Cost	Interest	Income	Equity
Balance at June 30, 2011	75,290	$8	399,900	80,300	(2,995)	(4)	38,067		515,276
Share-based compensation	4	—	1,147	—	—	—	—		1,147
Stock option exercises	38	—	195	—	—	—	—		195
Sale of noncontrolling interest	—	—	210	—	—	—	—		210
Cash dividend	—	—	—	(15,007)	—	—	—		(15,007)
Solsil shares purchased	—	—	2,888	—	—	—	(3,038)		(150)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	669	—	—	669	669
Unrealized loss on available-for-sale
securities, net of tax	—	—	—	—	(38)	—	—	(38)	(38)
Net income	—	—	—	34,137	—	—	1,545	35,682	35,682
Total comprehensive income								36,313	36,313
Balance at December 31, 2011	75,332	$8	404,340	99,430	(2,364)	(4)	36,574	36,313	537,984

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows
Six months ended December 31, 2011 and 2010
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net income	$35,682	16,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,559	11,984
Depletion	373	-
Share-based compensation	1,147	2,548
Gain on sale of business	(54)	-
Deferred taxes	2,893	-
Changes in operating assets and liabilities:
Accounts receivable, net	553	8,497
Inventories	(8,578)	(12,895)
Prepaid expenses and other current assets	(2,888)	1,022
Accounts payable	(8,838)	(587)
Accrued expenses and other current liabilities	(8,114)	(8,327)
Other	(3,095)	60
Net cash provided by operating activities	24,640	18,806
Cash flows from investing activities:
Capital expenditures	(27,046)	(19,311)
Acquisition of business, net of cash acquired of $5 and $0, respectively	(73,194)	-
Sale of businesses, net of cash disposed of $0 and $0, respectively	-	2,500
Working capital adjustments from acquisition of businesses, net	-	(2,038)
Net cash used in investing activities	(100,240)	(18,849)
Cash flows from financing activities:
Borrowings of long-term debt	50,000	-
Payments of long-term debt	-	(5,834)
Borrowings of short-term debt	-	3,435
Payments of short-term debt	(709)	(10,566)
Borrowings on revolving credit agreements	8,000	24,000
Payments on revolving credit agreements	-	(2,000)
Dividend payment	(15,007)	(11,269)
Proceeds from stock option exercises	195	4,891
Other financing activities	(1,842)	-
Net cash provided by financing activities	40,637	2,657
Effect of exchange rate changes on cash and cash equivalents	(47)	(329)
Net (decrease) increase in cash and cash equivalents	(35,010)	2,285
Cash and cash equivalents at beginning of period	166,208	157,029
Cash and cash equivalents at end of period	$131,198	159,314

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$2,121	1,284
Cash paid for income taxes, net of refunds totaling $1,954 and $454, respectively	19,809	4,721

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
Three and six months ended December 31, 2011 and 2010
(Dollars in thousands, except per share amounts)
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

(2)  Summary of Significant Accounting Policies

a. Basis of Presentation

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) of the results for the interim periods presented and such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. There have been no material changes to the Company’s significant accounting policies during the six months ended December 31, 2011.

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

Costs for mineral properties and mine development incurred to expand capacity of operating mines or to develop new mines are capitalized and charged to operations as the estimated tonnage of minerals are removed. Mine development costs include costs incurred for site preparation and development of the mines during the development stage.

e. Accounting Pronouncements to be Implemented

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The objective of this amendment is to increase the prominence of other comprehensive income in the financial statements. The amendments require entities to report components of net income and the components of other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB issued Accounting Standards Update No. 2011-12, which deferred the specific requirements related to the presentation of reclassification adjustments. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We expect the adoption of this ASU will affect financial statement presentation only.

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

Alden Resources LLC:

On July 28, 2011, the Company, pursuant to three Membership Interest Purchase Agreements dated as of May 27, 2011 (the Purchase Agreements), purchased from NGPC Asset Holdings II, LP, NGP Capital Resources Company, and all other parties named in the Purchase Agreements 100% of the membership interest of Alden Resources, LLC (Alden) and Gatliff Services, LLC (Gatliff), as well as certain royalty interests held by NCP Capital Resources Company, for $73,200 plus an additional $6,800 that could be payable to NGP Capital Resources Company pursuant to an earn-out payment upon the achievement of certain financial results and operational metrics.  The Company financed the acquisition with $55,000 of bank debt and $18,200 of cash. In connection with the bank debt, the Company entered into an interest rate swap effective from August 12, 2011 on a $37,500 notional amount. Alden is North America’s leading miner, processor and supplier of specialty metallurgical coal to the silicon and silicon-based alloy industries and also supplies thermal coal to the power industry.  The acquisition was made to in order to secure a stable, long-term and low-cost supply of specialty metallurgical coal, a key ingredient in the production of silicon metal and silicon-based alloys. The Company is in the process of finalizing the purchase price allocation. The results of the businesses acquired are included in the GMI operating segment.

(4)  Inventories

Inventories comprise the following:

	December 31,	June 30,
	2011	2011
Finished goods	$37,742	29,570
Work in process	4,604	2,078
Raw materials	65,612	67,213
Parts and supplies	10,789	10,431
Total	$118,747	109,292

At December 31, 2011, $111,723 in inventory is valued using the first-in, first-out method and $7,024 using the average cost method. At June 30, 2011, $102,478 in inventory is valued using the first-in, first-out method and $6,814 using the average cost method.

(5)  Property, Plant, and Equipment

Property, plant, and equipment, net of accumulated depreciation and amortization, comprise the following:

	December 31,	June 30,
	2011	2011
Land, land improvements, and land use rights	$7,296	6,907
Building and improvements	59,638	43,076
Machinery and equipment	123,641	93,891
Furnaces	144,164	136,177
Mineral reserves	61,765	—
Other	4,341	3,993
Construction in progress	25,242	23,743
Property, plant, and equipment, gross	426,087	307,787
Less accumulated depreciation, depletion and amortization	(96,180)	(77,810)
Property, plant, and equipment, net of accumulated depreciation, depletion and amortization	$329,907	229,977

Depreciation, depletion and amortization and expense for the three months and six months ended December 31, 2011 was $8,554 and $15,932, of which $8,364 and $15,548 is recorded in cost of goods sold and $190 and $384 is recorded in selling, general, and administrative expenses, respectively. Depreciation, depletion and amortization expense for the three months and six months ended December 31, 2010 was $6,210 and $11,984, of which $6,026 and $11,625 is recorded in cost of goods sold and $184 and $359 is recorded in selling, general, and administrative expenses, respectively.

Capitalized interest for the three months and six months ended December 31, 2011 was $11 and $23, respectively. Capitalized interest for the three months and six months ended December 31, 2010 was $9 and $15, respectively.

(6)  Goodwill and Other Intangibles

Goodwill and other intangibles presented below have been allocated to the Company’s operating segments.

a. Goodwill

Changes in the carrying amount of goodwill, by reportable segment, during the six months ended December 31, 2011 are as follows:

		Globe
	GMI	Metales	Solsil	Other	Total

Goodwill	$31,529	14,313	57,656	7,661	111,159
Accumulated impairment loss	—	—	(57,656)	—	(57,656)
Balance at June 30, 2011	31,529	14,313	—	7,661	53,503

Foreign exchange rate changes	—	—	—	204	204

Goodwill	31,529	14,313	57,656	7,865	111,363
Accumulated impairment loss	—	—	(57,656)	—	(57,656)
Balance at December 31, 2011	$31,529	14,313	—	7,865	53,707

b. Other Intangible Assets

There were no changes in the value of the Company’s indefinite lived intangible assets during the six months ended December 31, 2011 and 2010.

(7)  Debt

a. Short-Term Debt

Short-term debt comprises the following:

		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line
December 31, 2011:
Type debt:
Export financing	$—	—	$9,269
Other	385	8.00%	—
Total	$385		$9,269

June 30, 2011:
Type debt:
Export financing	$731	2.75%	$8,310
Other	363	8.00%	—
Total	$1,094		$8,310

Export Financing Agreements – The Company’s Argentine subsidiary maintains various short-term export financing agreements. Generally, these arrangements are for periods ranging between seven and eleven months, and require the Company to pledge as collateral certain export receivable.

b. Revolving Credit Agreements

A summary of the Company’s revolving credit agreements at December 31, 2011 is as follows:

		Weighted
	Outstanding	Average	Unused	Total
	Balance	Interest Rate	Commitment	Commitment
Senior credit facility	$39,989	2.50%	$47,908	90,000
Revolving credit facility	15,000	2.47%	—	15,000

On March 30, 2011, certain of the Company’s domestic subsidiaries (the Borrowers) entered into an agreement to amend and restate the Company’s existing senior credit facility and senior term loan. The amended and restated senior credit agreement provides for a $90,000 revolving credit facility, subject to a defined borrowing base, and matures on March 30, 2014. This facility includes a provision for the issuance of standby letters of credit and a $10,000 sublimit for swingline loans. The facility may be increased from time to time by an amount up to $10,000 in the aggregate at the Company’s election, subject to approval by the existing or additional lenders. Interest on borrowings under the credit agreement is payable, at the Company’s election, at either a base rate (the higher of the U.S. federal funds rate plus 0.50% per annum and the issuing bank’s “prime rate”) plus a margin of 1.50% per annum, or LIBOR plus a margin of 2.25% per annum. Certain commitment fees are also payable under the credit agreement. The facility is guaranteed by certain of the Borrowers’ subsidiaries, and borrowings under the credit agreement are collateralized by the Borrowers’ cash and cash equivalents, accounts receivable, and inventories, and the stock of their subsidiaries. The agreement contains certain restrictive and financial covenants, which include a maximum total debt to capitalization ratio and a minimum combined tangible net worth, as well as a minimum fixed charge coverage ratio and a maximum annual capital expenditure level, both of which are only applicable if availability under the senior credit facility is below minimum levels specified in the credit agreement. The Company was in compliance with the loan covenants at December 31, 2011.

At December 31, 2011, there was a $39,989 balance outstanding on the senior credit facility. The total commitment outstanding on this credit facility includes $440 outstanding letters of credit associated with supplier contracts, a $1,363 outstanding letter of credit associated with a power supply contract, and $300 outstanding letters of credit associated with economic development. The outstanding balances under the previous senior credit agreement and senior term loan were transferred into the new facility.

The Company classifies borrowings under the senior credit facility as long-term liabilities given our ability to renew and extend borrowings under this agreement beyond one year from the balance sheet date.

On October 1, 2010, the Company entered into a $15,000 revolving credit facility, and utilized proceeds from borrowings under the revolving credit facility to repay the Company’s $5,880 short-term notes payable to Dow Corning. Total borrowings under this credit facility were $15,000 at December 31, 2011. Interest on advances under the revolving credit facility accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. The credit facility is subject to certain restrictive and financial covenants, which include limits on additional debt, a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization and minimum net worth. The Company was in compliance with the loan covenants at December 31, 2011.

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

c. Long-Term Debt

Long-term debt comprises the following:

	December 31,	June 30,
	2011	2011
Term loan	$50,000	—
Less current portion of long-term debt	(16,667)	—
Long-term debt, net of current portion	$33,333	—

Term Loan  — The Company’s subsidiary, GBG Holdings, LLC, entered into a three-year term loan in an aggregate principal amount of $50,000 during July 2011. Interest on the term loan accrues at LIBOR plus an applicable margin percentage. Principal payments are due in quarterly installments of approximately $5,556, commencing on June 30, 2012, and the unpaid principal balance is due in full in June 2014, subject to certain mandatory prepayments. The interest rate on this loan is 2.96% at December 31, 2011, which is equal to LIBOR plus an applicable margin. The term loan is secured by substantially all of the assets of GBG Holdings, LLC and is subject to certain restrictive and financial covenants, which include a minimum fixed charge coverage ratio, maximum leverage ratio, minimum current ratio, minimum tangible net worth, minimum cash balance and maximum gearing ratio limits. The Company was in compliance with the loan covenants at December 31, 2011.

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

Foreign Currency Risk:

The Company is exposed to market risk arising from changes in currency exchange rates as a result of its operations outside the United States, principally in Argentina and China. A portion of the Company’s net sales generated from its non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of the Company’s operating costs for its non-U.S. operations are denominated in local currencies, principally the Argentine peso and the Chinese renminbi. Consequently, the translated U.S. dollar value of the Company’s non-U.S. dollar net sales, and related accounts receivable balances, and our operating costs are subject to currency exchange rate fluctuations. Derivative instruments are not used extensively to manage this risk. The Company may utilize derivative financial instruments, including foreign exchange forward contracts, to manage a portion of its net foreign currency exposure. No foreign currency derivative financial instruments are outstanding at December 31, 2011.

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

The effect of the Company’s derivative instruments on the condensed consolidated income statement is summarized in the following table:

	Gain (Loss) Recognized		Gain (Loss) Recognized
	During the Three Months		During the Six Months
	Ended December 31,		Ended December 31,		Location
	2011	2010	2011	2010	of Gain (Loss)
Interest rate derivatives	$14	22	$26	(165)	Interest expense
Foreign exchange forward contracts	—	—	—	(190)	Foreign exchange (loss) gain
Power hedges	(739)	583	(693)	170	Cost of goods sold

The fair values of the Company’s derivative instruments at December 31, 2011 are summarized in note 15 (Fair Value Measures). The liabilities associated with the Company’s interest rate derivatives and power hedges of $116 and $692, respectively, are included in other long-term liabilities.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Interest cost	$387	359	$773	720
Service cost	25	29	51	57
Expected return on plan assets	(455)	(364)	(911)	(743)
Amortization of net loss	151	183	302	338
Net periodic pension expense	$108	207	$215	372

The Company expects to make discretionary contributions of approximately $2,266 to the plans for the fiscal year ended June 30, 2012, of which $1,170 has been contributed through December 31, 2011.

(10)  Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted as necessary for quarterly events. In accordance with ASC Topic 740, Income Taxes — Accounting for Income Taxes in Interim Periods, the Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries. The effective tax rates for the six months ended December 31, 2011 and 2010 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the respective periods.

The Company’s effective tax rate for the six months ended December 31, 2011 was 33.0% compared to 38.9% for the six months ended December 31, 2010. The decrease in the effective tax rate is primary due to discrete items associated with stock option exercises and reduced state tax expenses. The annual effective rate excluding discrete items is 33.7% for the six months ended December 31, 2011.

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

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results could be materially impacted. There were no material changes in the Company’s uncertain tax positions during the six months ended December 31, 2011.

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

b. Environmental Contingencies

It is the Company’s policy to accrue for costs associated with environmental assessments, remedial efforts, or other environmental liabilities when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. When a liability for environmental remediation is recorded, such amounts will be recorded without giving effect to any possible future recoveries. At December 31, 2011, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

c. Employee Contracts

As of December 31, 2011, there are 162 employees that are covered by union agreements expiring within one year.

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

Solsil Share Purchase

On December 6, 2011, the Company purchased all the shares held by one of Solsil’s minority partners for $150.  Additionally, Solsil issued and sold new shares to the Company for $3,500.  Subsequent to these stock purchase transactions the Company owns 97.25% of Solsil.

(13)  Earnings Per Share

Basic earnings per common share are calculated based on the weighted average number of common shares outstanding during the three and six months ended December 31, 2011 and 2010, respectively. Diluted earnings per common share assumes the exercise of stock options, the vesting of restricted stock grants, as well as the conversion of previously outstanding warrants and unit purchase options, provided in each case the effect is dilutive.

The reconciliation of the amounts used to compute basic and diluted earnings per common share for the three and six months ended December 31, 2011 and 2010 is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Basic earnings per share computation
Numerator:
Net income attributable to Globe Specialty Metals, Inc.	$13,444	11,708	$34,137	13,870
Denominator:
Weighted average basic shares outstanding	75,037,691	75,115,084	75,028,586	74,847,384
Basic earnings per common share	$0.18	0.16	$0.45	0.19
Diluted earnings per share computation
Numerator:
Net income attributable to Globe Specialty Metals, Inc.	$13,444	11,708	$34,137	13,870
Denominator:
Weighted average basic shares outstanding	75,037,691	75,115,084	75,028,586	74,847,384
Effect of dilutive securities	1,694,172	1,619,165	1,729,989	1,582,324
Weighted average diluted shares outstanding	76,731,863	76,734,249	76,758,575	76,429,708
Diluted earnings per common share	$0.18	0.15	$0.44	0.18

Potential common shares associated with outstanding stock options totaling 1,060,094 and 107,960 for the three and six months ended December 31, 2011 and 2010, respectively, were excluded from the calculation of diluted earnings per common share because their effect would be anti-dilutive.

(14)  Share-Based Compensation

The Company’s share-based compensation program consists of the Globe Specialty Metals, Inc. 2006 Employee, Director and Consultant Stock Plan (the Stock Plan). The Stock Plan was initially approved by the Company’s stockholders on November 10, 2006, and was amended and approved by the Company’s stockholders on December 6, 2010 to increase by 1,000,000 the number of shares of common stock authorized for issuance under the Stock Plan. The Stock Plan, as amended, provides for the issuance of a maximum of 6,000,000 shares of common stock for the granting of incentive stock options, nonqualified options, stock grants, and share-based awards. Any remaining shares available for grant, but not yet granted, will be carried over and used in the following fiscal years. During the six months ended December 31, 2011, share-based compensation awards consisted of the issuance of 1,013,270 nonqualified stock options and 2,676 restricted stock grants.

At December 31, 2011, there were 497,633 shares available for grant. 3,527,250 stock option grants, of which 471,250 were exercised through December 31, 2011, vest and become exercisable in equal one-quarter increments every six months from the date of grant or date of modification. 810,000 option grants, of which 543,333 were exercised through December 31, 2011, vest and become exercisable in equal one-third increments on the first, second, and third anniversaries of the date of grant. 918,750 option grants vest and become exercisable in equal one-sixteenth increments every three months from the date of grant. 27,600 option grants vest and become exercisable in equal one-eighth increments every three months from the date of grant. 7,960 option grants and 3,696 restricted stock grants vested and became exercisable on June 30, 2011. 5,784 option grants and 2,676 restricted stock grants vest and become exercisable on June 30, 2012. 108,578 restricted stock grants vest and become exercisable on November 13, 2020. 61,136 option grants vest and become exercisable on December 31, 2014. 21,500 option grants and 4,356 common stock grants were issued as immediately vested at the date of grant. All option grants have maximum contractual terms ranging from 5 to 10 years.

A summary of the changes in options outstanding under the Stock Plan during the six months ended December 31, 2011 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term in Years	Value
Outstanding as of June 30, 2011	3,390,127	$4.93	3.18	$59,643
Granted	1,013,270	18.58
Exercised	(38,000)	5.12
Forfeited and expired	—	—
Outstanding as of December 31, 2011	4,365,397	$8.10	3.15	$29,560

Exercisable as of December 31, 2011	3,402,540	$5.15	2.72	$29,534

The Company estimates the fair value of grants using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of stock option awards granted during the six months ended December 31, 2011:

2012
Risk-free interest rate	0.30% to 0.64%
Expected dividend yield	—
Expected volatility	66.00 to 70.00
Expected forfeiture rate	—
Expected term (years)	3.0 to 4.4

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

During the six months ended December 31, 2011, 104,664 options vested, resulting in total vested options of 3,402,540. There are 962,857 nonvested options outstanding with a grant date fair value of $8.93. The weighted average per share fair value of stock option grants outstanding at December 31, 2011 is $4.13.

For the three and six months ended December 31, 2011, share-based compensation expense was $724 ($391 after tax) and $1,182 ($638 after tax), respectively. For the three and six months ended December 31, 2010, share-based compensation expense was $1,274 ($687 after tax) and $2,548 ($1,375 after tax), respectively. The expense is reported within selling, general, and administrative expenses.

As of December 31, 2011, the Company has unearned compensation expense of $8,190, before income taxes, related to nonvested stock option awards. The unrecognized compensation expense is expected to be recognized over the following periods ending on June 30:

	2012	2013	2014	2015	2016
Share-based compensation (pretax)	$1,209	2,355	2,315	2,081	230

It is the Company’s policy to issue new shares to satisfy the requirements of its share-based compensation plan. The Company does not expect to repurchase shares in the future to support its share-based compensation plan.

In addition to share-based awards issued under the Stock Plan, the Company issued 35,225 restricted stock units on January 1, 2011 under the Company’s executive bonus plan. These restricted stock units proportionally vest over three years, but are not delivered until the end of the third year. Additionally, the Company issued 20,380 restricted stock units on November 30, 2011 under the Company’s executive bonus plan. These restricted stock units proportionally vest, but are not delivered until December 31, 2014. The Company will settle these awards by cash transfer, based on the Company’s stock price of the date of such transfer. For the six months ended December 31, 2011, share-based compensation expense for these restricted stock units was $34. The $164 liability associated with these restricted stock units is included in accrued expenses and other current liabilities at December 31, 2011.

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

The Company does not have any assets that are required to be remeasured at fair value at December 31, 2011. The following table summarizes liabilities measured at fair value on a recurring basis at December 31, 2011:

	Total	Level 1	Level 2	Level 3
Interest rate derivatives	$116	—	116	—
Power hedge	692	—	692	—
Restricted stock units	164	164	—	—
Total	$972	164	808	—

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

A current and a former member of the board of directors are affiliated with Marco International. During the three and six months ended December 31, 2011 and 2010, the Company:

•
Entered into agreements with Marco International to purchase carbon electrodes. Marco International billed $4,613 and $4,896 during the three months ended December 31, 2011 and 2010, respectively, and $6,216 and $9,865 during the six months ended December 31, 2011 and 2010, respectively, under these agreements. At December 31, 2011 and June 30, 2011, payables to Marco International under these agreements totaled $2,910 and $2,952, respectively.

•
Entered into an agreement to sell ferrosilicon to Marco International. Net sales were $192 and $108 during the three months ended December 31, 2011 and 2010, respectively, and $384 and $324 during the six months ended December 31, 2011 and 2010, respectively, under this agreement.

•
Entered into an agreement to sell calcium silicon powder to Marco International. Net sales were $138 and $2,096 during the three months ended December 31, 2011 and 2010, respectively, and $2,253 and $2,495 during the six months ended December 31, 2011 and 2010, respectively, under this agreement. At December 31, 2011 and June 30, 2011, payables to Marco International under these agreements totaled $0 and $0, respectively.

The Company is affiliated with Norchem, Inc. (Norchem) through its 50.0% equity interest. During the three months ended December 31, 2011 and 2010, the Company sold Norchem product valued at $1,318 and $1,328, respectively. During the six months ended December 31, 2011 and 2010, the Company sold Norchem product valued at $2,818 and $2,758, respectively. At December 31, 2011 and June 30, 2011, receivables from Norchem totaled $360 and $576, respectively.

Prior to our purchase of a majority interest in Ningxia Yonvey Coal Industrial Co., Ltd (Yonvey), Yonvey’s predecessor had entered into a lending agreement with the remaining minority stockholder. At December 31, 2011 and June 30, 2011, $1,114 and $1,086, respectively, remained payable to Yonvey from this related party.

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

Each of our reportable segments distributes its products in both its country of domicile, as well as to other international customers. The following presents the Company’s consolidated net sales by product line:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Silicon metal and silicon-based alloys	$147,171	135,710	$304,273	262,036
Other	18,376	20,065	36,136	31,091
Total	$165,547	155,775	$340,409	293,127

a. Segment Data

Summarized financial information for our reportable segments as of, and for, the three and six months ended December 31, 2011 and 2010, is shown in the following tables:

	Three Months Ended			Three Months Ended
	December 31,			December 31,
	2011			2010
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes
GMI	$146,539	21,575	20,681	$119,649	14,143	14,100
Globe Metais	-	(1)	(1)	8,647	(29)	(29)
Globe Metales	16,069	2,904	2,555	15,449	3,066	2,740
Solsil	-	(287)	(287)	9,400	9,186	9,186
Corporate	-	(6,067)	(5,973)	-	(6,037)	(6,084)
Other	7,225	1,814	1,398	12,035	706	682
Eliminations	(4,286)	2,292	2,292	(9,405)	(806)	(806)
Total	$165,547	22,230	20,665	$155,775	20,229	19,789

	Six Months Ended				Six Months Ended
	December 31,				December 31,
	2011				2010
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes	Total Assets	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes
GMI	$301,467	56,709	55,017	512,231	$236,369	26,241	25,508
Globe Metais	-	(2)	(2)	1,021	15,421	(72)	(71)
Globe Metales	33,166	6,421	5,702	81,254	29,743	5,544	4,939
Solsil	-	(506)	(506)	32,754	9,400	9,077	9,077
Corporate	-	(12,484)	(11,245)	366,324	-	(11,040)	(11,367)
Other	14,489	1,407	1,124	45,078	16,652	565	773
Eliminations	(8,713)	3,150	3,150	(284,048)	(14,458)	(1,858)	(1,858)
Total	$340,409	54,695	53,240	754,614	$293,127	28,457	27,001

The accounting policies of our operating segments are the same as those disclosed in note 2 (Summary of Significant Accounting Policies) to our June 30, 2011 financial statements. We evaluate segment performance principally based on operating income (loss).

b. Geographic Data

Net sales are attributed to geographic regions based upon the location of the selling unit. Net sales by geographic region for the three and six months ended December 31, 2011 and 2010 consist of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
United States	$146,491	137,662	$301,275	261,156
Argentina	13,477	14,581	28,699	26,782
China	1,810	192	2,287	211
Poland	3,769	3,340	8,148	4,978
Total	$165,547	155,775	$340,409	293,127

Long-lived assets by geographical region at December 31, 2011 and June 30, 2011 consist of the following:

	December 31,	June 30,
	2011	2011
United States	$324,633	224,556
Argentina	31,128	31,054
China	27,403	27,524
Poland	927	823
Total	$384,091	283,957

Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation and amortization, and goodwill and other intangible assets.

c. Major Customer Data

The following is a summary of the Company’s major customers and their respective percentages of consolidated net sales for the three and six months ended December 31, 2011 and 2010:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Dow Corning	12%	17%	12%	17%
Momentive Performance Materials	12	2	12	4
All other customers	76	81	76	79
Total	100%	100%	100%	100%

The majority of sales to Dow Corning for the three and six months ended December 31, 2011 and 2010 are associated with Dow Corning’s 49% ownership interest in WVA LLC. In addition, the Company maintained a four year arrangement in which Dow Corning was to purchase 30,000 metric tons of silicon metal per calendar year through December 31, 2010. This contract was amended in November 2008 to provide for the sale of an additional 17,000 metric tons of silicon metal to be purchased in calendar year 2009. The contract was further amended to reduce the amount required to be sold in calendar year 2010 to 20,000 metric tons of silicon metal. In December 2010, the Company agreed to pay $4,276 to Dow Corning to settle certain remaining sales obligations under this contract. The settlement cost was recorded in cost of goods sold in December 2010.

Sales to Dow Corning and Momentive Performance Materials are included in the GMI segment.

(18)  Business Interruption Insurance Recovery

     In November 2011, there was a fire at the Bridgeport, Alabama ferrosilicon plant. The Company recorded a business interruption insurance receivable in the amount of $450, which is included in the line item prepaid expenses and other current assets on our condensed consolidated balance sheets.

(19)  Subsequent Events

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

Introduction

Globe Specialty Metals, Inc., together with its subsidiaries (collectively, “we” or “our”) is one of the leading manufacturers of silicon metal and silicon-based alloys. As of December 31, 2011, we owned and operated six principal manufacturing facilities and coal mines, in two primary operating segments: GMI, our U.S. operations and, Globe Metales, our Argentine operations.

Business Segments

We operate in six reportable segments:

•
GMI — a manufacturer of silicon metal and silicon-based alloys located in the United States with plants in Beverly, Ohio, Alloy, West Virginia, Niagara Falls, New York, Selma, Alabama and Bridgeport, Alabama and a provider of specialty metallurgical coal for the silicon metal and silicon-based alloys industries located in Corbin, Kentucky;

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

Overview and Recent Developments

Certain of our end markets for silicon metal and silicon-based alloys, which include chemicals, steel, aluminum and solar, softened during the quarter, primarily due to the uncertainty in Europe and the reduction in solar subsidies.  This led to reduced spot pricing for silicon metal and ferrosilicon and a curtailment in demand.  Although we were able to maintain the same level of average pricing as in the previous quarter we did experience a modest 5% decline in shipments in the quarter.

During the quarter ended December 31, 2011, we had a fire at our Bridgeport, Alabama ferrosilicon plant which led to a more than 4,000 MT shortfall in the production of ferrosilicon in the quarter as well as the absorption of fixed costs that were incurred while the plant was not producing material.  As a result of the fire, pre-tax earnings were impacted by approximately $5,000,000.  We have business interruption insurance and have filed a claim which our insurance carriers are processing.  We received a modest advance, of $450,000, and expect the final claim to be paid by the fiscal fourth quarter.

Also during the quarter we had six planned maintenance and upgrade outages, significantly more than in previous quarters.  This caused us to lose more than 200 furnace days or approximately 5,000 MT of silicon metal production.  We accelerated these planned outages into the second quarter in order to complete them in calendar 2011 and take advantage of the 100% bonus depreciation tax benefit.  The outages were all completed by December and, as a result, we expect the furnaces to operate at lower costs and higher output.  As a result of the planned outages we incurred $2,500,000 of incremental costs in the quarter.  In the next six months we expect to have only two or three planned furnace outages.

Net sales for the quarter ended December 31, 2011 decreased $9,315,000, or 5%, from the preceding quarter ended September 30, 2011, as a result of a decrease of 5% in tons shipped. The average selling price of silicon metal and silicon-based alloys remained approximately the same as the prior quarter.

The quarter over quarter change in the mark-to-market of our power hedge and foreign currency translation negatively impacted pre-tax income by $2,500,000. Additionally, we incurred $846,000 of transaction and due diligence-related professional fees in the quarter.

Income before provision for income taxes totaled $20,665,000 in the quarter ended December 31, 2011, and included the costs of the Bridgeport fire, the incremental costs of the maintenance and upgrade outages, the mark-to-market of the power hedge and foreign currency translation and the transaction and due-diligence-related expenses. This compares to income before provision for income taxes in the preceding quarter ended September 30, 2011 of $32,575,000, which included pre-tax transaction and due diligence costs of $1,680,000 and a pre-tax $473,000 foreign exchange gain related to the settlement of a liability for our former Brazilian manufacturing operations.

Outlook

The reduction in customer demand and pricing that occurred during the second quarter coincided with the period in which we negotiated our annual silicon metal contracts for calendar 2012.  Customer demand began to pick up as the quarter wore on and we ultimately entered into contracts to sell approximately 80% of our silicon metal capacity for calendar 2012.  Pricing on the silicon metal contracts, however, declined from calendar 2011 levels and, including the approximately one-third of our volume that was contracted on indexed pricing, averages in the low $1.40’s per pound.  The actual price we realize on silicon metal sales during calendar 2012 will vary based on movements in spot prices and the indexes.  Demand is also improving for our silicon-based alloy business with indications that the two main end users - steel mills and foundries - will be up in 2012.  Pricing on the foundry business continues to be at healthy levels but ferrosilicon pricing, despite good fundamentals and recent strength, continues to remain under pressure due to imports at price levels that are difficult to understand based on production costs around the world.

Our furnaces are all presently operating and we expect, as a result of the planned maintenance and upgrade outages, to modestly lower our production costs and increase output.  We continue to work towards improving operating efficiency and lowering costs.

Alden Resources is performing as expected, with the bulk of its current output used in our plants.  We continue to work to expand the output of low ash coal from existing and new mines and to cultivate additional third party customers.

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

Results of Operations

GSM Three Months Ended December 31, 2011 vs. 2010

Consolidated Operations:

	Three Months Ended
	December 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$165,547	155,775	9,772	6.3%
Cost of goods sold	129,448	123,220	6,228	5.1%
Selling, general and administrative expenses	14,316	12,313	2,003	16.3%
Research and development	3	13	(10)	(76.9%)
Business interruption insurance recovery	(450)	-	(450)	NA
Operating income	22,230	20,229	2,001	9.9%
Interest expense, net	(1,455)	(682)	(773)	113.3%
Other (loss) income	(110)	242	(352)	(145.5%)
Income before provision for income taxes	20,665	19,789	876	4.4%
Provision for income taxes	6,070	6,143	(73)	(1.2%)
Net income	14,595	13,646	949	7.0%
Income attributable to noncontrolling interest, net of tax	(1,151)	(1,938)	787	(40.6%)
Net income attributable to Globe Specialty Metals, Inc.	$13,444	11,708	1,736	14.8%

Net Sales:

	Three Months Ended December 31, 2011			Three Months Ended December 31, 2010
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal and silicon-based alloys	$147,171	51,306	2,868	$135,710	59,171	2,294
Silica fume and other	18,376			20,065
Total net sales	$165,547			$155,775

Net sales increased $9,772,000, or 6%, from the prior year to $165,547,000 primarily as a result of a 25% increase in our average selling price, offset by a 13% decline in tons sold. The increase in average selling prices resulted in an increase in net sales of $29,135,000 and was primarily due to higher pricing of the annual calendar 2011 contracts and higher spot pricing in the second quarter of fiscal year 2012.  The decrease in metric tons sold resulted in a decrease in net sales of $17,674,000 and was primarily due to uncertainty in Europe and a reduction in solar subsidies which led to the softening of certain of the end markets for silicon metal and silicon-based alloys, and the timing of the sale of our Brazilian manufacturing operations on November 5, 2009.  Subsequent to this divestiture, remaining Globe Metais sales related only to the fulfillment of certain retained customer contracts with product purchased from our former Brazilian manufacturing operations at a purchase price equal to our sales price.  These customer contracts were fulfilled at the end of the second quarter of fiscal year 2011, and no further sales will be made under this arrangement.  Additionally, metric tons sold decreased due to the November 2011 fire at our Bridgeport, Alabama ferrosilicon plant which halted production through the end of the calendar year.  Other revenue decreased by $1,689,000 primarily due to the recognition in the second quarter of fiscal year 2011 of $9,400,000 in previously deferred revenue from Solsil associated with a technology license, joint development and supply agreement with BP Solar International Inc. (BP Solar), which was terminated in the second quarter of fiscal year 2011.  This decrease was offset by third party coal sales from the acquisition of Alden, the increase in by-product pricing, and third party electrode and carbon scrap sales in the second quarter of fiscal year 2012.

Cost of Goods Sold:

The $6,228,000 or 5% increase in cost of goods sold was a result of a 21% increase in our cost per ton sold offset by a 13% decrease in metric tons sold.  The increase in cost per ton sold reflects the impact of the planned major maintenance performed on six of our fourteen domestic furnaces, the costs associated with the fire at our Bridgeport, Alabama ferrosilicon facility, and the impact of higher raw material and power costs year over year.  The increase was partially offset by $4,300,000 of expense related to satisfaction of a long-term supply contract in the second quarter of fiscal year 2011.

Gross margin represented approximately 22% of net sales in the second quarter of fiscal year 2012 and increased from 21% in the second quarter of fiscal year 2011, primarily as a result of higher silicon metal and silicon-based alloy selling prices.  The increase in prices was partially offset by the recognition of $9,400,000 in previously deferred revenue in the prior year quarter and major planned maintenance, the fire at our Bridgeport, Alabama facility and higher power costs in the second quarter of fiscal 2012.

Selling, General and Administrative Expenses:

The increase in selling, general and administrative expenses of $2,003,000 or 16% was primarily due to an increase in bonus expense of $525,000 due to profitability improvement year over year, the impact of the acquisition of Alden which increased expense by $575,000, and a $514,000 increase in legal expenses.

Business Interruption Insurance Recovery:

In the second quarter of fiscal year 2012, we recognized a portion of business interruption proceeds of $450,000.

Net Interest Expense:

Interest expense increased by $773,000 primarily due to debt acquired associated with the acquisition of Alden during the first quarter of fiscal 2012, which resulted in an increase in net interest expense of $582,000.

Other (loss) income:

Other (loss) income decreased by $352,000 primarily due to the foreign exchange losses from currency fluctuations associated with the Chinese Renminbi, Euro and Polish Zloty, offset by foreign exchange gains resulting from the revaluation of long-term reais denominated tax liabilities.

Provision for Income Taxes:

Provision for income taxes as a percentage of pre-tax income was approximately 29.4% or $6,070,000 in the second quarter of fiscal year 2012 and was approximately 31% or $6,143,000 in the second quarter of fiscal year 2011.  The decrease in the effective tax rate is primarily due to reduced state tax rates.

Segment Operations

GMI

	Three Months Ended
	December 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$146,539	119,649	26,890	22.5%
Cost of goods sold	119,002	100,923	18,079	17.9%
Selling, general and administrative expenses	6,412	4,583	1,829	39.9%
Business interruption insurance recovery	(450)	-	(450)	NA
Operating income	$21,575	14,143	7,432	52.5%

Net sales increased $26,890,000 or 23% from the prior year to $146,539,000.  The increase was primarily attributable to a 27% increase in our average selling price, offset by a 7% decline in metric tons sold.  The increase in average selling price was primarily due to higher pricing of the annual calendar 2011 contracts and improved spot pricing in the second quarter of fiscal year 2012 due to improved market demand.  The decrease in metric tons sold was due to the fire at our Bridgeport, Alabama ferrosilicon facility which halted production through the end of the calendar year and planned major maintenance on six of the fourteen domestic furnaces in the second quarter of fiscal year 2012.  Additionally, the acquisition of Alden during the first quarter of fiscal year 2012 contributed third party coal sales in the second quarter of fiscal year 2012.

Operating income increased by$7,432,000 from the prior year quarter to $21,575,000.  This increase was primarily due to higher average selling prices for silicon metal and silicon-based alloys.  Cost of goods sold increased by 18% while volumes decreased by 7%.  This caused an increase in the cost per ton sold, which reflects the impact of the fire at our Bridgeport facility, the planned major maintenance, and higher power costs at GMI year over year.  These cost increases were partially offset by the impact of $4,300,000 of expense related to the satisfaction of the long-term supply contract in the second quarter of fiscal year 2011. Additionally, selling, general and administrative expenses increased due the impact of Alden which contributed $575,000 in the second quarter of fiscal year 2012 and increased legal expense of approximately $1,052,000.

Globe Metais

	Three Months Ended
	December 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$-	8,647	(8,647)	(100.0%)
Cost of goods sold	-	8,647	(8,647)	(100.0%)
Selling, general and administrative expenses	1	29	(28)	(96.6%)
Operating loss	$(1)	(29)	28	(96.6%)

Net sales decreased $8,647,000 from the prior year to $0.  The decrease was due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009.  Subsequent to this divestiture, remaining Globe Metais sales related only to the fulfillment of certain retained customer contracts with product purchased from our former Brazilian manufacturing operations at a purchase price equal to our sales price.  These customer contracts were fulfilled at the end of the second quarter of fiscal year 2011, and no further sales will be made under this arrangement.

Operating loss decreased by $28,000 from the prior year to $1,000.  The decrease was due to the timing of the sale of our Brazilian manufacturing operations.  Selling, general and administrative expenses decreased by $28,000 primarily due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009.

Globe Metales

	Three Months Ended
	December 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$16,069	15,449	620	4.0%
Cost of goods sold	12,161	11,460	701	6.1%
Selling, general and administrative expenses	1,004	923	81	8.8%
Operating income	$2,904	3,066	(162)	(5.3%)

Net sales increased $620,000 or 4% from the prior year to $16,069,000.  This increase was primarily attributable to a 12% increase in average selling prices offset by a 5% decrease in metric tons sold.  Pricing increased on calcium silicon and magnesium ferrosilicon due to improving demand, especially in the steel and automotive markets.  Volumes decreased primarily due to a softening of certain of our end markets due to uncertainty in Europe and the timing of shipments.

Operating income decreased by $162,000 from the prior year to $2,904,000.  The decrease was primarily due to higher raw material costs including charcoal and rare earth and a mix shift from calcium silicon to lower margin ferrosilicon, offset by higher average selling prices.

Solsil

	Three Months Ended
	December 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$-	9,400	(9,400)	(100.0%)
Cost of goods sold	129	125	4	3.2%
Selling, general and administrative expenses	155	76	79	103.9%
Research and development	3	13	(10)	(76.9%)
Operating (loss) income	$(287)	9,186	(9,473)	(103.1%)

Net sales decreased from $9,400,000 in the prior year to $0.  This decrease was due to the termination of a technology license, joint development and supply agreement with BP Solar during the second quarter of fiscal year 2011 and the related recognition of $9,400,000 in previously deferred revenue associated with this agreement.

Operating (loss) income decreased by $9,473,000 from the prior year to ($287,000).  The primary driver of this decrease was the recognition of $9,400,000 in previously deferred revenue as the BP Solar technology license, joint development and supply agreement was terminated during the second quarter of fiscal year 2011.

Corporate

	Three Months Ended
	December 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$6,067	6,037	30	0.5%
Operating loss	$(6,067)	(6,037)	(30)	0.5%

Operating loss increased by $30,000 from the prior year to ($6,067,000).  Selling, general and administrative expenses increase by $30,000 year over year primarily due to an increase in bonus expense of $604,000, due to profitability improvement year over year, partially offset by a decrease of $548,000 in stock based compensation expense primarily due to the completion of vesting of options granted during 2009.

GSM Six Months Ended December 31, 2011 vs. 2010

Consolidated Operations:

	Six Months Ended
	December 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$340,409	293,127	47,282	16.1%
Cost of goods sold	257,098	240,101	16,997	7.1%
Selling, general and administrative expenses	29,117	24,524	4,593	18.7%
Research and development	3	45	(42)	(93.3%)
Business interruption insurance recovery	(450)	-	(450)	NA
Gain on sale of business	(54)	-	(54)	NA
Operating income	54,695	28,457	26,238	92.2%
Interest expense, net	(2,831)	(1,630)	(1,201)	73.7%
Other income	1,376	174	1,202	690.8%
Income before provision for income taxes	53,240	27,001	26,239	97.2%
Provision for income taxes	17,558	10,497	7,061	67.3%
Net income	35,682	16,504	19,178	116.2%
Income losses attributable to noncontrolling interest, net of tax	(1,545)	(2,634)	1,089	(41.3%)
Net income attributable to Globe Specialty Metals, Inc.	$34,137	13,870	20,267	146.1%

The following table presents consolidated operating results:

Net Sales:

	Six Months Ended December 31, 2011			Six Months Ended December 31, 2010
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal and silicon-based alloys	$304,273	105,591	2,882	$262,036	117,619	2,228
Silica fume and other	36,136			31,091
Total net sales	$340,409			$293,127

Net sales increased $47,282,000 or 16% from the prior year to $340,409,000 primarily as a result of a 29% increase in our average selling price, offset by a 10% decline in metric tons sold.  The increase in average selling price resulted in increased net sales of approximately $68,514,000 and was primarily due to higher pricing of the annual calendar 2011 contracts and higher spot pricing in the first half of fiscal year 2012.  The decrease in metric tons sold resulted in a decrease in net sales of $26,277,000 and was primarily due to the time of the sale of our Brazilian manufacturing operations on November 5, 2009.  Subsequent to this divestiture, remaining Globe Metais sales related only to the fulfillment at the end of the second quarter of fiscal year 2011, and no further sales will be made under this arrangement.  Additionally, metric tons sold decreased due to uncertainty in Europe and the reduction in solar subsidies which led to the softening of certain of the end markets for silicon metal and silicon-based alloys, and the November 2011 fire at our Bridgeport, Alabama ferrosilicon plant which halted production through the end of the calendar year and due to a mix shift to specialty grade silicon-based alloys at GMI.   Other revenue increased by $5,045,000 as a result of third party coal sales from the acquisition of Alden, the sale of manganese ore from GMI, and third party electrode and carbon scrap sales in the first half of fiscal year 2012. This increase was offset by the recognition in the first half of fiscal 2011 of $9,400,000 in previously deferred revenue from Solsil associated with a technology license, joint development and supply agreement with BP Solar International Inc., which was terminated in the second quarter of fiscal year 2011.

Cost of Goods Sold:

The $16,997,000 or 7% increase in cost of goods sold was a result of a 19% increase in our cost per ton sold offset by a 10% decrease in tons sold.  The increase in cost per ton sold reflects the impact of the planned major maintenance performed on six of our fourteen domestic furnaces, the costs associated with the fire at our Bridgeport, Alabama ferrosilicon facility, and the impact of higher raw material and power costs year over year.  The increase was partially offset by $4,300,000 of expense related to satisfaction of a long-term supply contract in the second quarter of fiscal year 2011 and $3,200,000 of start-up costs at our Niagara Fall plant in the first quarter of fiscal year 2011.

Gross margin represented approximately 24% of net sales in the first half of fiscal year 2012 and increased from 18% of net sales in the first half of fiscal year 2011, primarily as a result of higher silicon metal and silicon-based alloy selling prices.  The increase in prices was partially offset by the recognition of $9,400,000 in previously deferred revenue in the prior year period, cost associated with our planned major maintenance at GMI, the fire at our Bridgeport, Alabama facility, and higher power costs in the first half of fiscal year 2012.

Selling, General and Administrative Expenses:

The increase in selling, general and administrative expenses of $4,593,000 or 19% was primarily due to an increase in bonus expense of $2,514,000 due to profitability improvement year over year, higher due diligence and transaction-related costs of $1,591,000, and the impact of the acquisition of Alden, which increased expense by $973,000.  These increases were offset by a $1,365,000 decrease in stock based compensation expense due to the completion of vesting of options granted during 2009.

Gain on Sale of Business:

Gain on sale of business for the first half of fiscal year 2012 was the result of a subsequent settlement associated with the sale of our Brazilian manufacturing operations on November 5, 2009.

Business Interruption Insurance Recovery:

In the first half of fiscal year 2012, we recognized a portion of business interruption proceeds of $450,000.

Net Interest Expense:

Net interest expense increased by $1,201,000 primarily due to debt acquired associated with the acquisition Alden during the first quarter of fiscal year 2012, which resulted in an increase in net interest expense of $936,000.

Other Income:

Other income increased by $1,202,000 due primarily to foreign exchange gains resulting from the revaluation of long-term reais denominated tax liabilities, offset by foreign exchange losses due to currency fluctuations associated with Chinese renminbi, Euro and Polish Zloty.

Provision for Income Taxes:

Provision for income taxes as a percentage of pre-tax income was approximately 33.0% or $17,558,000 in the first half of fiscal year 2012 and was approximately 39% or $10,497,000 in the first half of fiscal year 2011.  The decrease in the effective tax rate is primarily due to discrete items associated with stock option expense exercises in the first half of fiscal year 2011.

Segment Operations

GMI

	Six Months Ended
	December 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$301,467	236,369	65,098	27.5%
Cost of goods sold	232,148	199,858	32,290	16.2%
Selling, general and administrative expenses	13,060	10,270	2,790	27.2%
Business Interuption Insurance	(450)	-	(450)	NA
Operating income	$56,709	26,241	30,468	116.1%

Net sales increased $65,098,000 of 28% from the prior year to $301,467,000.  The increase was primarily attributable to a 31% increase in our average selling price, offset by a 5% decline in tons sold.  The increase in average selling price was primarily due to higher pricing of the annual calendar 2011 contracts and improved spot pricing in the first half of fiscal year 2012 due to improved market demand.  The decrease in metric tons sold was due to the fire in November 2011 at our Bridgeport, Alabama ferrosilicon facility which halted production through the end of the calendar year and planned major maintenance on six of our fourteen furnaces in the first half of fiscal year 2012.  Additionally, the acquisition of Alden during the first quarter of fiscal year 2012 contributed third party coal sales as well as the sale of manganese ore from GMI in the first half of fiscal year 2012.

Operating income increased by $30,468,000 from the prior year to $56,709,000.  This increase was primarily due to higher average selling prices for silicon metal and silicon-based alloys.  Cost of goods sold increased by 16% while volumes decreased by 5%.  This caused an increase in the cost per ton sold, which reflects the impact of the fire at our Bridgeport facility, the planned major maintenance, and higher power costs at GMI year over year.  These cost increases were partially offset by the impact of $4,300,000 of expense related to the satisfaction of the long-term supply contract in the first half of fiscal year 2011 and the impact of reduced start-up costs of approximately $3,200,000 at our Niagara Falls plant year over year.  Selling, general and administrative expenses increased due to the impact of Alden which contributed $973,000 in the first half of fiscal year 2012 and increased legal expense of approximately $912,000 in the first half of fiscal year 2012.

Globe Metais

	Six Months Ended
	December 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$-	15,421	(15,421)	(100.0%)
Cost of goods sold	-	15,421	(15,421)	(100.0%)
Selling, general and administrative expenses	2	72	(70)	(97.2%)
Operating loss	$(2)	(72)	70	(97.2%)

Net sales decreased $15,421,000 from the prior year to $0.  The decrease was due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009.  Subsequent to this divestiture, remaining Globe Metais sales related only to the fulfillment of certain retained customer contracts with product purchased from our former Brazilian manufacturing operations at a purchase price equal to our sales price.  These customer contracts were fulfilled at the end of the second quarter of fiscal year 2011, and no further sales will be made under this arrangement.

Operating loss decreased by $70,000 from the prior year to $2,000.  The decrease was due to the timing of the sale of our Brazilian manufacturing operations.  Selling, general and administrative expenses decreased by $70,000 primarily due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009.

Globe Metales

	Six Months Ended
	December 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$33,166	29,743	3,423	11.5%
Cost of goods sold	24,752	22,455	2,297	10.2%
Selling, general and administrative expenses	1,993	1,744	249	14.3%
Operating income	$6,421	5,544	877	15.8%

Net sales increased $3,423,000 or 12% from the prior year to $33,166,000.  This increase was primarily attributable to a 22% increase in average selling prices offset by a 8% decrease in metric tons sold.  Pricing increased on calcium silicon and magnesium ferrosilicon due to improving demand, especially in the steel and automotive markets.  Volumes decreased primarily due to a production mix shift from magnesium ferrosilicon to higher margin calcium silicon, and a softening of certain of our end markets due to uncertainty in Europe. .

Operating income increased by $877,000 from the prior year to $6,421,000.  The increase was primarily due to higher average selling prices offset by higher raw material costs including charcoal and rare earth.

Solsil

	Six Months Ended
	December 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$-	9,400	(9,400)	(100.0%)
Cost of goods sold	277	170	107	62.9%
Selling, general and administrative expenses	226	108	118	109.3%
Research and development	3	45	(42)	(93.3%)
Operating (loss) income	$(506)	9,077	(9,583)	(105.6%)

Net sales decreased from $9,400,000 in the prior year to $0.  This decrease was due to the termination of a technology license, joint development and supply agreement with BP Solar during the second quarter of fiscal year 2011 and the related recognition of $9,400,000 in previously deferred revenue associated with this agreement.

Operating (loss) income decreased by $9,583,000 from the prior year to ($506,000).  The primary driver of this decrease was the recognition of $9,400,000 in previously deferred revenue as the BP Solar technology license, joint development and supply agreement was terminated during the second quarter of fiscal year 2011.

Corporate

	Six Months Ended
	December 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$12,538	11,040	1,498	13.6%
Gain on sale of business	(54)	-	(54)	NA
Operating loss	$(12,484)	(11,040)	(1,444)	13.1%

Operating loss increased by $1,444,000 from the prior year to ($12,484,000).  Selling, general and administrative expenses increase by $1,498,000 year over year primarily due to an increase in bonus expense of $2,325,000, due to profitability improvement year over year, partially offset by a decrease of $1,365,000 in stock based compensation expense due to the completion of vesting of options granted during 2009.

Liquidity and Capital Resources

Sources of Liquidity

Our principal source of liquidity is our cash flows from operations. At December 31, 2011, our cash and cash equivalents balance was approximately $131,198,000. Our subsidiaries borrow funds in order to finance capital expansion programs. The terms of certain of those financing arrangements place restrictions on distributions of funds to us, however, we do not expect this to have an impact on our ability to meet our cash obligations. We believe we have access to adequate resources to meet our needs for normal operating costs, capital expenditure, mandatory debt redemptions, and working capital for our existing business. These resources include cash and cash equivalents, cash provided by operating activities, and unused lines of credit. Given the current uncertainty in the financial markets, our ability to access capital and the terms under which we can do so may change. Should we be required to raise capital in this environment, potential outcomes might include higher borrowing costs, less available capital, more stringent terms and tighter covenants, or in extreme conditions, an inability to raise capital. Our ability to satisfy debt service obligations, to fund planned capital expenditures, and make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in our industry as well as financial, business and other factors, some of which are beyond our control.

See Long-Term Debt for a summary of our long-term debt agreements.

Cash Flows

The following table is a summary of consolidated cash flows:

	Six Months Ended December 31,
	2011	2010
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$166,208	157,029
Cash flows provided by operating activities	24,640	18,806
Cash flows used in investing activities	(100,240)	(18,849)
Cash flows provided by financing activities	40,637	2,657
Effect of exchange rate changes on cash	(47)	(329)
Cash and cash equivalents at end of period	$131,198	159,314

Operating Activities:

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions.

Net cash provided by operating activities was $24,640,000 and $18,806,000 during the first half of fiscal years 2012 and 2011, respectively. The $5,834,000 increase in net cash provided by operating activities was due to improved operating results, partially offset by increased net working capital during the first half of fiscal year 2012 compared with the first half of fiscal year 2011. Inventories increased due primarily to higher finished goods at GMI due to the timing of shipments. This increase was partially offset by a decrease in accounts receivable due to improved collections and the timing of sales. This was offset by an increase in accounts payable due to additional maintenance and furnace overhauls at the end of the period, and purchases associated with the restart of furnaces.

Investing Activities:

Net cash used in investing activities was approximately ($100,240,000) and ($18,849,000) during the first half of fiscal years 2012 and 2011, respectively. In the first half of fiscal year 2012, $73,194,000 of cash was used in the acquisition of Alden Resources LLC. Year over year capital expenditures increased from approximately $19,311,000 to $27,046,000 due to furnace overhauls at our GMI plants during the first half of fiscal year 2012.

Financing Activities:

Net cash provided by financing activities was approximately $40,637,000 and $2,657,000 during the first half of fiscal years 2012 and 2011, respectively.  Net borrowings of approximately $57,291,000 of long-term and short-term debt occurred during the first half of fiscal year 2012, as compared to net payments of $9,035,000 in the first half of fiscal 2011.  The net borrowings during the first half of fiscal year 2012 included $55,000,000 for the acquisition of Alden Resources, LLC.  A dividend payment of $15,007,000 was paid to our common stockholders during the first half of fiscal year 2012. The exercise of stock options contributed $195,000 and $4,891,000 during the first half of fiscal year 2012 and 2011, respectively.

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

At December 31, 2011 and June 30, 2011, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

Long-Term Debt

Long-term debt comprises the following:

	December 31,	June 30,
	2011	2011
	(Dollars in thousands)
Senior term loan	$50,000	—
Less current portion of long-term debt	(16,667)	—
Long-term debt, net of current portion	$33,333	—

Term Loan  — The Company’s subsidiary, GBG Holdings, LLC, entered into a three-year term loan in an aggregate principal amount of $50,000 during July 2011. Interest on the term loan accrues at LIBOR plus an applicable margin percentage. Principal payments are due in quarterly installments of approximately $5,556, commencing on June 30, 2012, and the unpaid principal balance is due in full in June 2014, subject to certain mandatory prepayments. The interest rate on this loan is 2.96% at December 31, 2011, which is equal to LIBOR plus an applicable margin. The term loan is secured by substantially all of the assets of GBG Holdings, LLC and is subject to certain restrictive and financial covenants, which include a minimum fixed charge coverage ratio, maximum leverage ratio, minimum current ratio, minimum tangible net worth, minimum cash balance and maximum gearing ratio limits. The Company was in compliance with the loan covenants at December 31, 2011.

Accounting Pronouncements to be Implemented

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The objective of this amendment is to increase the prominence of other comprehensive income in the financial statements. The amendments require entities to report components of net income and the components of other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB issued Accounting Standards Update No. 2011-12, which deferred the specific requirements related to the presentation of reclassification adjustments. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We expect the adoption of this ASU will affect financial statement presentation only.

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

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)) as of December 31, 2011. Based upon that evaluation, our Principal Executive Officers and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Item 4.  Mine Safety Disclosure

    The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulations S-K (17 CFR 229.104) is included in exhibit 95 to the quarterly report.

Item 6.  Exhibits

Exhibit Number	Description of Document
10.1	Employment Agreement, dated November 30, 2011, between GSM and Malcolm Appelbaum†
10.2	Executive Deferred Compensation Plan†
10.3	Director Deferred Compensation Plan†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
95	Mine Safety Disclosure†
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements. *

____________

†	Filed herewith.
*
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

February 8, 2012