Form 10-Q
period 2012-03-31
GLOBE SPECIALTY METALS INC
filed 2012-05-09
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 7, 2012, the registrant had 75,048,873 shares of common stock outstanding.

Globe Specialty Metals, Inc.

		Page
		No.
PART I

Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 4.	Mine Safety Disclosure	22
Item 6.	Exhibits	22
SIGNATURES		23
EX-31.1
EX-31.2
EX-32.1
EX-95
EX-101

PART I

Item 1.  Financial Statements

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets
March 31, 2012 and June 30, 2011
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$140,655	166,208
Accounts receivable, net of allowance for doubtful accounts of $957
and $715 at March 31, 2012 and June 30, 2011, respectively	72,385	60,871
Inventories	111,656	109,292
Prepaid expenses and other current assets	27,808	27,876
Total current assets	352,504	364,247
Property, plant, and equipment, net of accumulated depreciation, depletion and amortization	333,737	229,977
Goodwill	53,715	53,503
Other intangible assets	477	477
Investments in unconsolidated affiliates	9,036	8,640
Deferred tax assets	304	217
Other assets	26,782	21,208
Total assets	$776,555	678,269
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,331	39,947
Current portion of long-term debt	22,222	-
Short-term debt	1,403	1,094
Revolving credit agreements	12,000	12,000
Accrued expenses and other current liabilities	29,870	34,475
Total current liabilities	104,826	87,516
Long-term liabilities:
Revolving credit agreements	39,989	34,989
Long-term debt	27,778	-
Deferred tax liabilities	25,347	23,264
Other long-term liabilities	27,681	17,224
Total liabilities	225,621	162,993
Commitments and contingencies (note 11)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares;
issued, 75,331,310 and 75,289,614 shares at
March 31, 2012 and June 30, 2011, respectively	8	8
Additional paid-in capital	405,007	399,900
Retained earnings	111,043	80,300
Accumulated other comprehensive loss	(2,347)	(2,995)
Treasury stock at cost, 282,437 shares at March 31, 2012 and June 30, 2011	(4)	(4)
Total Globe Specialty Metals, Inc. stockholders’ equity	513,707	477,209
Noncontrolling interest	37,227	38,067
Total stockholders’ equity	550,934	515,276
Total liabilities and stockholders’ equity	$776,555	678,269

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Income Statements
Three and nine months ended March 31, 2012 and 2011
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net sales	$173,437	172,802	$513,846	465,929
Cost of goods sold	139,408	121,621	396,506	361,722
Selling, general, and administrative expenses	13,979	14,396	43,096	38,920
Research and development	100	32	103	77
Business interruption insurance recovery	-	-	(450)	-
Gain on sale of business	-	-	(54)	-
Operating income	19,950	36,753	74,645	65,210
Other income (expense):
Interest income	129	24	145	83
Interest expense, net of capitalized interest	(1,698)	(521)	(4,545)	(2,210)
Foreign exchange (loss) gain	(191)	125	825	(251)
Other income	48	94	408	644
Income before provision for income taxes	18,238	36,475	71,478	63,476
Provision for income taxes	5,972	12,982	23,530	23,479
Net income	12,266	23,493	47,948	39,997
Income attributable to noncontrolling interest, net of tax	(653)	(100)	(2,198)	(2,734)
Net income attributable to Globe Specialty Metals, Inc.	$11,613	23,393	$45,750	37,263
Weighted average shares outstanding:
Basic	75,049	75,078	75,035	74,922
Diluted	76,617	76,868	76,639	76,574
Earnings per common share:
Basic	$0.15	0.31	$0.61	0.50
Diluted	0.15	0.30	0.60	0.49
Cash dividends declared per common share	-	-	0.20	0.15

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity
Nine months ended March 31, 2012
(In thousands)
(Unaudited)

	Globe Specialty Metals, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other	Treasury			Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock	Noncontrolling	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	at Cost	Interest	Income	Equity
Balance at June 30, 2011	75,290	$8	399,900	80,300	(2,995)	(4)	38,067		515,276
Share-based compensation	4	—	1,814	—	—	—	—		1,814
Stock option exercises	38	—	195	—	—	—	—		195
Sale of noncontrolling interest	—	—	210	—	—	—	—		210
Cash dividend	—	—	—	(15,007)	—	—	—		(15,007)
Solsil shares purchased	—	—	2,888	—	—	—	(3,038)		(150)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	686	—	—	686	686
Unrealized loss on available-for-sale
securities, net of tax	—	—	—	—	(38)	—	—	(38)	(38)
Net income	—	—	—	45,750	—	—	2,198	47,948	47,948
Total comprehensive income								48,596	48,596
Balance at March 31, 2012	75,332	$8	405,007	111,043	(2,347)	(4)	37,227	48,596	550,934

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows
Nine months ended March 31, 2012 and 2011
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$47,948	39,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,990	18,350
Depletion	494	-
Share-based compensation	1,814	3,875
Gain on sale of business	(54)	-
Deferred taxes	2,775	8,580
Changes in operating assets and liabilities:
Accounts receivable, net	(11,036)	(5,583)
Inventories	(1,496)	(14,752)
Prepaid expenses and other current assets	(4,798)	(2,426)
Accounts payable	(5,351)	(3,246)
Accrued expenses and other current liabilities	(1,343)	(2,323)
Other	(5,272)	201
Net cash provided by operating activities	47,671	42,673
Cash flows from investing activities:
Capital expenditures	(38,325)	(26,776)
Acquisition of business, net of cash acquired of $5 and $0, respectively	(73,194)	-
Sale of businesses, net of cash disposed of $0 and $0, respectively	-	2,500
Working capital adjustments from acquisition of businesses, net	-	(2,038)
Other investing activities	-	(16,935)
Net cash used in investing activities	(111,519)	(43,249)
Cash flows from financing activities:
Borrowings of long-term debt	50,000	-
Payments of long-term debt	-	(17,002)
Borrowings of short-term debt	1,048	4,196
Payments of short-term debt	(739)	(11,731)
Borrowings on revolving credit agreements	8,000	35,989
Payments on revolving credit agreements	(3,000)	(5,000)
Dividend payment	(15,007)	(11,269)
Proceeds from stock option exercises	195	4,989
Other financing activities	(2,149)	(869)
Net cash provided by (used in) financing activities	38,348	(697)
Effect of exchange rate changes on cash and cash equivalents	(53)	(443)
Net decrease in cash and cash equivalents	(25,553)	(1,716)
Cash and cash equivalents at beginning of period	166,208	157,029
Cash and cash equivalents at end of period	$140,655	155,313

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$3,302	1,685
Cash paid for income taxes, net of refunds totaling $1,954 and $534, respectively	21,144	4,442

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
Three and nine months ended March 31, 2012 and 2011
(Dollars in thousands, except per share amounts)
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

(2)  Summary of Significant Accounting Policies

a. Basis of Presentation

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) of the results for the interim periods presented and such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. There have been no material changes to the Company’s significant accounting policies during the nine months ended March 31, 2012.

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

Alden Resources LLC:

On July 28, 2011, the Company, pursuant to three Membership Interest Purchase Agreements dated as of May 27, 2011 (the Purchase Agreements), purchased from NGPC Asset Holdings II, LP, NGP Capital Resources Company, and all other parties named in the Purchase Agreements 100% of the membership interest of Alden Resources, LLC (Alden) and Gatliff Services, LLC (Gatliff), as well as certain royalty interests held by NCP Capital Resources Company, for $73,200 plus an additional $6,800 that could be payable to NGP Capital Resources Company pursuant to an earn-out payment upon the achievement of certain financial results and operational metrics.  The Company financed the acquisition with $55,000 of bank debt and $18,200 of cash. In connection with the bank debt, the Company entered into an interest rate swap effective from August 12, 2011 on a $37,500 notional amount. Alden is North America’s leading miner, processor and supplier of specialty metallurgical coal to the silicon and silicon-based alloy industries and also supplies thermal coal to the power industry.  The acquisition was made in order to secure a stable, long-term and low-cost supply of specialty metallurgical coal, a key ingredient in the production of silicon metal and silicon-based alloys. The Company is in the process of finalizing the purchase price allocation. The results of the businesses acquired are included in the GMI operating segment.

(4)  Inventories

Inventories comprise the following:

	March 31,	June 30,
	2012	2011
Finished goods	$39,761	29,570
Work in process	2,345	2,078
Raw materials	58,417	67,213
Parts and supplies	11,133	10,431
Total	$111,656	109,292

At March 31, 2012, $104,477 in inventory is valued using the first-in, first-out method and $7,179 using the average cost method. At June 30, 2011, $102,478 in inventory is valued using the first-in, first-out method and $6,814 using the average cost method.

(5)  Property, Plant, and Equipment

Property, plant, and equipment, net of accumulated depreciation, depletion and amortization, comprise the following:

	March 31,	June 30,
	2012	2011
Land, land improvements, and land use rights	$7,910	6,907
Building and improvements	60,296	43,076
Machinery and equipment	134,536	93,891
Furnaces	144,583	136,177
Mineral reserves	61,769	—
Other	4,622	3,993
Construction in progress	24,462	23,743
Property, plant, and equipment, gross	438,178	307,787
Less accumulated depreciation, depletion and amortization	(104,441)	(77,810)
Property, plant, and equipment, net of accumulated depreciation, depletion and amortization	$333,737	229,977

Depreciation, depletion and amortization expense for the three months and nine months ended March 31, 2012 was $8,552 and $24,484, of which $8,361 and $23,909 is recorded in cost of goods sold and $191 and $575 is recorded in selling, general, and administrative expenses, respectively. Depreciation, depletion and amortization expense for the three months and nine months ended March 31, 2011 was $6,366 and $18,350, of which $6,187 and $17,812 is recorded in cost of goods sold and $179 and $538 is recorded in selling, general, and administrative expenses, respectively.

Capitalized interest for the three months and nine months ended March 31, 2012 was $1 and $24, respectively. Capitalized interest for the three months and nine months ended March 31, 2011 was $0 and $15, respectively.

(6)  Goodwill and Other Intangibles

Goodwill and other intangibles presented below have been allocated to the Company’s operating segments.

a. Goodwill

Changes in the carrying amount of goodwill, by reportable segment, during the nine months ended March 31, 2012 are as follows:

		Globe
	GMI	Metales	Solsil	Other	Total

Goodwill	$31,529	14,313	57,656	7,661	111,159
Accumulated impairment loss	—	—	(57,656)	—	(57,656)
Balance at June 30, 2011	31,529	14,313	—	7,661	53,503

Foreign exchange rate changes	—	—	—	212	212

Goodwill	31,529	14,313	57,656	7,873	111,371
Accumulated impairment loss	—	—	(57,656)	—	(57,656)
Balance at March 31, 2012	$31,529	14,313	—	7,873	53,715

b. Other Intangible Assets

There were no changes in the value of the Company’s indefinite lived intangible assets during the nine months ended March 31, 2012 and 2011.

c. Annual Impairment Tests

The Company performed its annual goodwill and indefinite lived intangible asset tests during the third quarter of fiscal year 2012. No adjustments to the carrying amount of these assets were required.

(7)  Debt

a. Short-Term Debt

Short-term debt comprises the following:

		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line
March 31, 2012:
Type debt:
Export financing	$1,014	7.00%	$8,255
Other	389	8.00%	—
Total	$1,403		$8,255

June 30, 2011:
Type debt:
Export financing	$731	2.75%	$8,310
Other	363	8.00%	—
Total	$1,094		$8,310

Export Financing Agreements – The Company’s Argentine subsidiary maintains various short-term export financing agreements. Generally, these arrangements are for periods ranging between seven and eleven months, and require the Company to pledge as collateral certain export receivable.

b. Revolving Credit Agreements

A summary of the Company’s revolving credit agreements at March 31, 2012 is as follows:

		Weighted
	Outstanding	Average	Unused	Total
	Balance	Interest Rate	Commitment	Commitment
Senior credit facility	$39,989	2.49%	$47,908	90,000
Revolving credit facility	12,000	2.49%	8,000	20,000

On March 30, 2011, certain of the Company’s domestic subsidiaries (the Borrowers) entered into an agreement to amend and restate the Company’s existing senior credit facility and senior term loan. The amended and restated senior credit agreement provides for a $90,000 revolving credit facility, subject to a defined borrowing base, and matures on March 30, 2014. This facility includes a provision for the issuance of standby letters of credit and a $10,000 sublimit for swingline loans. The facility may be increased from time to time by an amount up to $10,000 in the aggregate at the Company’s election, subject to approval by the existing or additional lenders. Interest on borrowings under the credit agreement is payable, at the Company’s election, at either a base rate (the higher of the U.S. federal funds rate plus 0.50% per annum and the issuing bank’s “prime rate”) plus a margin of 1.50% per annum, or LIBOR plus a margin of 2.25% per annum. Certain commitment fees are also payable under the credit agreement. The facility is guaranteed by certain of the Borrowers’ subsidiaries, and borrowings under the credit agreement are collateralized by the Borrowers’ cash and cash equivalents, accounts receivable, and inventories, and the stock of their subsidiaries. The agreement contains certain restrictive and financial covenants, which include a maximum total debt to capitalization ratio and a minimum combined tangible net worth, as well as a minimum fixed charge coverage ratio and a maximum annual capital expenditure level, both of which are only applicable if availability under the senior credit facility is below minimum levels specified in the credit agreement. The Company was in compliance with the loan covenants at March 31, 2012.

At March 31, 2012, there was a $39,989 balance outstanding on the senior credit facility. The total commitment outstanding on this credit facility includes $440 outstanding letters of credit associated with supplier contracts, a $1,363 outstanding letter of credit associated with a power supply contract, and $300 outstanding letters of credit associated with economic development.

The Company classifies borrowings under the senior credit facility as long-term liabilities given our ability to renew and extend borrowings under this agreement beyond one year from the balance sheet date.

On October 1, 2010, the Company entered into a $15,000 revolving credit facility, and utilized proceeds from borrowings under the revolving credit facility to repay the Company’s $5,880 short-term notes payable to Dow Corning. On March 5, 2012, the Company entered into an agreement to amend the Company’s existing revolving credit facility. The amended agreement provides for a $20,000 revolving credit facility. Total borrowings under this revolving credit facility were $12,000 at March 31, 2012. Interest on advances under the revolving credit facility accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. The credit facility is subject to certain restrictive and financial covenants, which include limits on additional debt, a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization and minimum net worth. The Company was in compliance with the loan covenants at March 31, 2012.

The Company classifies borrowings under this revolving credit facility as current liabilities as the arrangement is payable in full upon the earlier of 10 business days following written demand by the lender or the agreement’s expiration on June 30, 2013.

See note 8 (Derivative Instruments) for a discussion of derivative financial instruments entered into to reduce the Company’s exposure to interest rate fluctuations on outstanding debt.

c. Long-Term Debt

Long-term debt comprises the following:

	March 31,	June 30,
	2012	2011
Term loan	$50,000	—
Less current portion of long-term debt	(22,222)	—
Long-term debt, net of current portion	$27,778	—

Term Loan  — The Company’s subsidiary, GBG Holdings, LLC, entered into a three-year term loan in an aggregate principal amount of $50,000 during July 2011. Interest on the term loan accrues at LIBOR plus an applicable margin percentage. Principal payments are due in quarterly installments of approximately $5,556, commencing on June 30, 2012, and the unpaid principal balance is due in full in June 2014, subject to certain mandatory prepayments. The interest rate on this loan is 2.94% at March 31, 2012, which is equal to LIBOR plus an applicable margin. The term loan is secured by substantially all of the assets of GBG Holdings, LLC and is subject to certain restrictive and financial covenants, which include a minimum fixed charge coverage ratio, maximum leverage ratio, minimum current ratio, minimum tangible net worth, minimum cash balance and maximum gearing ratio limits. The Company was in compliance with the loan covenants at March 31, 2012.

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

Foreign Currency Risk:

The Company is exposed to market risk arising from changes in currency exchange rates as a result of its operations outside the United States, principally in Argentina and China. A portion of the Company’s net sales generated from its non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of the Company’s operating costs for its non-U.S. operations are denominated in local currencies, principally the Argentine peso and the Chinese renminbi. Consequently, the translated U.S. dollar value of the Company’s non-U.S. dollar net sales, and related accounts receivable balances, and our operating costs are subject to currency exchange rate fluctuations. Derivative instruments are not used extensively to manage this risk. The Company may utilize derivative financial instruments, including foreign exchange forward contracts, to manage a portion of its net foreign currency exposure. No foreign currency derivative financial instruments are outstanding at March 31, 2012.

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

The effect of the Company’s derivative instruments on the condensed consolidated income statement is summarized in the following table:

	Gain (Loss) Recognized		Gain (Loss) Recognized
	During the Three Months		During the Nine Months
	Ended March 31,		Ended March 31,		Location
	2012	2011	2012	2011	of Gain (Loss)
Interest rate derivatives	$(103)	(21)	$(77)	(186)	Interest expense
Foreign exchange forward contracts	—	—	—	(190)	Foreign exchange (loss) gain
Power hedges	(966)	(71)	(1,659)	99	Cost of goods sold

The fair values of the Company’s derivative instruments at March 31, 2012 are summarized in note 15 (Fair Value Measures). The liabilities associated with the Company’s interest rate derivatives and power hedges of $154 and $1,401, respectively, are included in other long-term liabilities.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Interest cost	$391	359	$1,164	1,079
Service cost	26	29	77	86
Expected return on plan assets	(392)	(371)	(1,303)	(1,114)
Amortization of net loss	349	170	651	508
Net periodic pension expense	$374	187	$589	559

The Company expects to make discretionary contributions of approximately $2,466 to the plans for the fiscal year ending June 30, 2012, of which $1,911 has been contributed through March 31, 2012.

(10)  Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted as necessary for quarterly events. In accordance with ASC Topic 740, Income Taxes — Accounting for Income Taxes in Interim Periods, the Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries. The effective tax rates for the nine months ended March 31, 2012 and 2011 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the respective periods.

The Company’s effective tax rate for the nine months ended March 31, 2012 was 32.9% compared to 37.0% for the nine months ended March 31, 2011. The decrease in the effective tax rate is primary due to discrete items associated with stock option exercises and reduced state tax expenses. The annual effective rate excluding discrete items is 33.6% for the nine months ended March 31, 2012.

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

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results could be materially impacted. There were no material changes in the Company’s uncertain tax positions during the nine months ended March 31, 2012.

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

Subsequent to March 31, 2012, the Company suspended its plans to build a silicon metal plant in Iceland. The Company’s joint venture partner asserted that the Company’s actions constitute breaches of various agreements. Management is of the opinion that the joint venture partner’s claims are without merit and the Company will prevail if the joint venture partner files a lawsuit.  The Company is unable to estimate the possible loss or range of loss at this early stage of the matter.

b. Environmental Contingencies

It is the Company’s policy to accrue for costs associated with environmental assessments, remedial efforts, or other environmental liabilities when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. When a liability for environmental remediation is recorded, such amounts will be recorded without giving effect to any possible future recoveries. At March 31, 2012, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

c. Employee Contracts

As of March 31, 2012, there are 232 employees that are covered by union agreements expiring within one year.

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

(13)  Earnings Per Share

Basic earnings per common share are calculated based on the weighted average number of common shares outstanding during the three and nine months ended March 31, 2012 and 2011, respectively. Diluted earnings per common share assumes the exercise of stock options or the vesting of restricted stock grants, provided in each case the effect is dilutive.

The reconciliation of the amounts used to compute basic and diluted earnings per common share for the three and nine months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Basic earnings per share computation
Numerator:
Net income attributable to Globe Specialty Metals, Inc.	$11,613	23,393	$45,750	37,263
Denominator:
Weighted average basic shares outstanding	75,048,873	75,077,739	75,035,299	74,922,377
Basic earnings per common share	$0.15	0.31	$0.61	0.50
Diluted earnings per share computation
Numerator:
Net income attributable to Globe Specialty Metals, Inc.	$11,613	23,393	$45,750	37,263
Denominator:
Weighted average basic shares outstanding	75,048,873	75,077,739	75,035,299	74,922,377
Effect of dilutive securities	1,568,407	1,789,845	1,603,903	1,651,128
Weighted average diluted shares outstanding	76,617,280	76,867,584	76,639,202	76,573,505
Diluted earnings per common share	$0.15	0.30	$0.60	0.49

Potential common shares associated with outstanding stock options totaling 1,229,808 and 100,000 for the three and nine months ended March 31, 2012 and 2011, respectively, were excluded from the calculation of diluted earnings per common share because their effect would be anti-dilutive.

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

At March 31, 2012, there were 497,633 shares available for grant. All option grants have maximum contractual terms ranging from 5 to 10 years. It is the Company’s policy to issue new shares to satisfy the requirements of its share-based compensation plan. The Company does not expect to repurchase shares in the future to support its share-based compensation plan.

During the nine months ended March 31, 2012, share-based compensation awards consisted of the issuance of 1,013,270 nonqualified stock options and 2,676 restricted stock grants. A summary of the changes in options outstanding under the Stock Plan during the nine months ended March 31, 2012 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term in Years	Value
Outstanding as of June 30, 2011	3,390,127	$4.93	3.18	$59,643
Granted	1,013,270	18.58
Exercised	(38,000)	5.12
Forfeited and expired	—	—
Outstanding as of March 31, 2012	4,365,397	$8.10	2.90	$34,371

Exercisable as of March 31, 2012	3,470,535	$5.41	2.51	$34,340

The Company estimates the fair value of grants using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of stock option awards granted during the nine months ended March 31, 2012:

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

During the nine months ended March 31, 2012, 172,658 options vested, resulting in total vested options of 3,470,535. There are 894,862 nonvested options outstanding with a grant date fair value of $8.94. The weighted average per share fair value of stock option grants outstanding at March 31, 2012 is $4.13.

For the three and nine months ended March 31, 2012, pre-tax share-based compensation expense was $670 and $1,814, respectively. For the three and nine months ended March 31, 2011, pre-tax share-based compensation expense was $1,326 and $3,875, respectively. The expense is reported within selling, general, and administrative expenses.

As of March 31, 2012, the Company has unearned compensation expense of $7,589, before income taxes, related to nonvested stock option awards. The unrecognized compensation expense is expected to be recognized over the following periods ending on June 30:

	2012	2013	2014	2015	2016
Share-based compensation (pretax)	$603	2,352	2,238	2,156	240

In addition to share-based awards issued under the Stock Plan, the Company issues restricted stock units under the Company’s Executive Bonus Plan. These restricted stock units proportionally vest over three years, but are not delivered until the end of the third year. The Company will settle these awards by cash transfer, based on the Company’s stock price on the date of transfer. During the nine months ended March 31, 2012, 452,142 restricted stock units were granted, and as of March 31, 2012, 487,367 restricted stock units were outstanding. For the three and nine months ended March 31, 2012, pre-tax compensation expense for these restricted stock units was $585 and $619, respectively. The expense is reported within selling, general, and administrative expenses. The $749 liability associated with these restricted stock units is included in other long-term liabilities at March 31, 2012.

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

The Company does not have any assets that are required to be remeasured at fair value at March 31, 2012. The following table summarizes liabilities measured at fair value on a recurring basis at March 31, 2012:

	Total	Level 1	Level 2	Level 3
Interest rate derivatives	$154	—	154	—
Power hedge	1,401	—	1,401	—
Restricted stock units	782	782	—	—
Total	$2,337	782	1,555	—

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

A current and a former member of the board of directors are affiliated with Marco International. During the three and nine months ended March 31, 2012 and 2011, the Company:

•
Entered into agreements with Marco International to purchase carbon electrodes and rare earth. Marco International billed $7,219 and $6,344 during the three months ended March 31, 2012 and 2011, respectively, and $16,056 and $16,209 during the nine months ended March 31, 2012 and 2011, respectively, under these agreements. At March 31, 2012 and June 30, 2011, payables to Marco International under these agreements totaled $3,615 and $3,953, respectively.

•
Entered into an agreement to sell ferrosilicon to Marco International. Net sales were $192 and $187 during the three months ended March 31, 2012 and 2011, respectively, and $576 and $511 during the nine months ended March 31, 2012 and 2011, respectively, under this agreement.

•
Entered into an agreement to sell calcium silicon powder to Marco International. Net sales were $2,011 and $859 during the three months ended March 31, 2012 and 2011, respectively, and $4,264 and $3,354 during the nine months ended March 31, 2012 and 2011, respectively, under this agreement. At March 31, 2012 and June 30, 2011, payables to Marco International under these agreements totaled $892 and $0, respectively.

The Company is affiliated with Norchem, Inc. (Norchem) through its 50.0% equity interest. During the three months ended March 31, 2012 and 2011, the Company sold Norchem product valued at $1,480 and $1,271, respectively. During the nine months ended March 31, 2012 and 2011, the Company sold Norchem product valued at $4,298 and $4,029, respectively. At March 31, 2012 and June 30, 2011, receivables from Norchem totaled $342 and $576, respectively.

Prior to the Company's purchase of a majority interest in Ningxia Yonvey Coal Industrial Co., Ltd (Yonvey), Yonvey’s predecessor had entered into a lending agreement with the remaining minority stockholder. At March 31, 2012 and June 30, 2011, $1,115 and $1,086, respectively, remained payable to Yonvey from this related party.

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

Each of our reportable segments distributes its products in both its country of domicile, as well as to other international customers. The following presents the Company’s consolidated net sales by product line:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Silicon metal	$87,653	99,084	$263,103	248,149
Silicon-based alloys	70,039	61,149	198,862	174,120
Other	15,745	12,569	51,881	43,660
Total	$173,437	172,802	$513,846	465,929

a. Segment Data

Summarized financial information for our reportable segments as of, and for, the three and nine months ended March 31, 2012 and 2011, is shown in the following tables:

	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2012			2011
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes
GMI	$156,745	22,482	21,329	$155,638	40,625	40,373
Globe Metais	-	-	-	-	449	449
Globe Metales	15,035	2,424	1,879	16,712	4,279	4,160
Solsil	-	(280)	(280)	20	(201)	(201)
Corporate	-	(4,755)	(4,718)	-	(6,723)	(6,768)
Other	7,831	(566)	(617)	7,570	(1,790)	(1,652)
Eliminations	(6,174)	645	645	(7,138)	114	114
Total	$173,437	19,950	18,238	$172,802	36,753	36,475

	Nine Months Ended				Nine Months Ended
	March 31,				March 31,
	2012				2011
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes	Total Assets	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes
GMI	$458,212	79,191	76,346	519,321	$392,007	66,866	65,881
Globe Metais	-	(2)	(2)	52	15,421	377	378
Globe Metales	48,201	8,845	7,581	83,618	46,455	9,823	9,099
Solsil	-	(786)	(786)	29,638	9,420	8,876	8,876
Corporate	-	(17,239)	(15,963)	364,839	-	(17,763)	(18,135)
Other	22,320	841	507	43,396	24,222	(1,225)	(879)
Eliminations	(14,887)	3,795	3,795	(264,309)	(21,596)	(1,744)	(1,744)
Total	$513,846	74,645	71,478	776,555	$465,929	65,210	63,476

The accounting policies of our operating segments are the same as those disclosed in note 2 (Summary of Significant Accounting Policies) to our June 30, 2011 financial statements. We evaluate segment performance principally based on operating income (loss).

b. Geographic Data

Net sales are attributed to geographic regions based upon the location of the selling unit. Net sales by geographic region for the three and nine months ended March 31, 2012 and 2011 consist of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
United States	$156,694	155,614	$457,969	416,770
Argentina	13,520	13,758	42,219	40,540
China	209	158	2,496	369
Poland	3,014	3,272	11,162	8,250
Total	$173,437	172,802	$513,846	465,929

Long-lived assets by geographical region at March 31, 2012 and June 30, 2011 consist of the following:

	March 31,	June 30,
	2012	2011
United States	$328,983	224,556
Argentina	31,112	31,054
China	26,924	27,524
Poland	910	823
Total	$387,929	283,957

Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation, depletion and amortization, and goodwill and other intangible assets.

c. Major Customer Data

The following is a summary of the Company’s major customers and their respective percentages of consolidated net sales for the three and nine months ended March 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Dow Corning	13%	20%	12%	18%
All other customers	87	80	88	82
Total	100%	100%	100%	100%

The majority of sales to Dow Corning for the three and nine months ended March 31, 2012 and 2011 are associated with Dow Corning’s 49% ownership interest in WVA LLC. In addition, the Company maintained a four year arrangement in which Dow Corning was to purchase 30,000 metric tons of silicon metal per calendar year through March 31, 2011. This contract was amended in November 2008 to provide for the sale of an additional 17,000 metric tons of silicon metal to be purchased in calendar year 2009. The contract was further amended to reduce the amount required to be sold in calendar year 2010 to 20,000 metric tons of silicon metal. In December 2010, the Company agreed to pay $4,276 to Dow Corning to settle certain remaining sales obligations under this contract. The settlement cost was recorded in cost of goods sold in December 2010.

Sales to Dow Corning are included in the GMI segment.

(18)  Business Interruption Insurance Recovery

     In November 2011, there was a fire at the Bridgeport, Alabama ferrosilicon plant. The Company recorded a business interruption insurance receivable in the amount of $450 at December 31, 2011, which is included in the line item prepaid expenses and other current assets on our condensed consolidated balance sheets. The insurance receivable was subsequently collected during the third quarter of fiscal year 2012.

(19)  Subsequent Events

On April 26, 2012, the Company was declared the winning bidder for certain assets of Becancour Silicon Inc. ("BSI") including its 51% ownership interest in Quebec Silicon Limited Partnership which owns a silicon metal plant in Becancour, Quebec, Canada. The cash purchase price for the acquisition is $31,875 and it is scheduled to close in June, 2012. The Company previously provided $4,250 of debtor-in-possession financing to BSI which will be repaid to the Company, plus interest, and applied to the cash purchase price. The acquisition is subject to several conditions including approval by the Ontario Canada Superior Court of Justice (Commercial Division).

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

Introduction

Globe Specialty Metals, Inc., together with its subsidiaries (collectively, “we” or “our”) is one of the leading manufacturers of silicon metal and silicon-based alloys. As of March 31, 2012, we owned and operated six principal manufacturing facilities and coal mines, in two primary operating segments: GMI, our U.S. operations and, Globe Metales, our Argentine operations.

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

Overview and Recent Developments

Our end markets for silicon metal and silicon-based alloys, which include chemicals, steel, aluminum, foundry and solar, all appear to be improving as the general economy in the U.S. recovers and, in particular, as auto production grows.  For example, the World Steel Association is forecasting steel use in the U.S. to grow by 5.7% this year driven largely by the auto and energy sectors.  Shipments in the third quarter increased almost 20% as a result of higher customer demand combined with our ability to produce more material as a result of the restart of the Bridgeport plant after the fire and the completion of the many maintenance and upgrade outages at the end of calendar 2011.

Silicon metal average selling prices declined 10% in the quarter as our annual contracts renewed at lower prices for calendar 2012.  Silicon-based alloy average selling prices declined 9% in the quarter due to a mix shift towards ferrosilicon and modest pricing declines in each product.

In January we restarted our Bridgeport, Alabama ferrosilicon plant after extensive repairs from the fire that occurred in the prior quarter.  The restart occurred more quickly than expected but we still had more cost and less output in the quarter than normal.  Also, in March we operated the plant at a lower production rate to correct elevated temperatures in the electrode columns.  We made the necessary upgrades to the columns to correct the condition. We filed a business interruption insurance claim which our insurance carriers are processing.  We received a modest advance of $450,000 in the second quarter, and expect the final claim to be paid by the first quarter of fiscal 2013.

Net sales for the quarter ended March 31, 2012 increased $7,890,000, or 5%, from the preceding quarter ended December 31, 2011, as a result of an almost 20% increase in tons shipped partially offset by a reduction in average selling price of silicon metal and silicon-based alloys.

The change in the mark-to-market of our power hedge and foreign currency translation negatively impacted pre-tax income by $899,000. Additionally, we incurred $1,047,000 of transaction and due diligence-related professional fees in the quarter.

Income before provision for income taxes totaled $18,238,000 in the quarter ended March 31, 2012, and included the costs of restarting the Bridgeport plant and the curtailment of production in March, the mark-to-market of the power hedge and foreign currency translation and the transaction and due-diligence-related expenses. This compares to income before provision for income taxes in the preceding quarter ended December 31, 2011 of $20,665,000, which included pre-tax transaction and due diligence costs of $846,000 and $5,000,000 of pre-tax impact from the Bridgeport fire.

Outlook

  Customer demand continues to recover and we presently have entered into contracts to sell the vast majority of our silicon metal capacity for calendar 2012.  Pricing on the silicon metal contracts, however, declined from calendar 2011 levels and, including the approximately forty percent of our volume that was contracted on indexed pricing, averages in the low $1.40’s per pound.  The actual price we realize on silicon metal sales during calendar 2012 will vary based on movements in spot prices and the indices.  Demand is also improving for our silicon-based alloy business with indications that the two main end users - steel mills and foundries - will be up in 2012.  Pricing on the foundry business continues to be at healthy levels but ferrosilicon pricing, despite good fundamentals and recent strength, continues to remain under pressure due to imports at price levels that are difficult to understand based on production costs around the world.

Our furnaces are all presently operating and we expect, as a result of the completion of the planned maintenance and upgrade outages in 2011 and the restart of the Bridgeport plant in January 2012, to modestly lower our production costs and increase output in the fourth quarter.    Overall, we expect earnings in the fourth quarter to be approximately equal to the third quarter as a result of higher shipments offset by modestly lower average selling prices.  The lower prices are expected to stem from the portion of our silicon metal contracts which are priced on indices.

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

Results of Operations

GSM Three Months Ended March 31, 2012 vs. 2011

Consolidated Operations:

	Three Months Ended
	March 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$173,437	172,802	635	0.4%
Cost of goods sold	139,408	121,621	17,787	14.6%
Selling, general and administrative expenses	13,979	14,396	(417)	(2.9%)
Research and development	100	32	68	212.5%
Operating income	19,950	36,753	(16,803)	(45.7%)
Interest expense, net	(1,569)	(497)	(1,072)	215.7%
Other (loss) income	(143)	219	(362)	(165.3%)
Income before provision for income taxes	18,238	36,475	(18,237)	(50.0%)
Provision for income taxes	5,972	12,982	(7,010)	(54.0%)
Net income	12,266	23,493	(11,227)	(47.8%)
Income attributable to noncontrolling interest, net of tax	(653)	(100)	(553)	553.0%
Net income attributable to Globe Specialty Metals, Inc.	$11,613	23,393	(11,780)	(50.4%)

Net Sales:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$87,653	30,210	2,901	$99,084	32,266	3,071
Silicon-based alloys	70,039	30,618	2,287	61,149	27,010	2,264
Silicon metal and silicon-based alloys	157,692	60,828	2,592	160,233	59,276	2,703
Silica fume and other	15,745			12,569
Total net sales	$173,437			$172,802

Net sales increased $635,000 from the prior year to $173,437,000 primarily as a result of 3% increase in metric tons sold, offset by a 4% decrease in average selling prices.  The increase in sales volume was driven by a 13% increase in silicon-based alloys tons sold, while silicon metal tons sold decreased by 6%, resulting in an increase in net sales of $1,855,000. We experienced a mix shift from silicon metal to silicon-based alloys primarily due to the conversion of one furnace from silicon metal to silicon-based alloys. Silicon-based alloys volume increased as a result of strong demand from the automotive industry.

The average selling price of silicon metal decreased by 6% and the average selling price of silicon-based alloys increased by 1%.  The decrease in silicon metal pricing was primarily due to lower pricing on annual calendar 2012 contracts.  The slight increase in silicon-based alloys pricing was due to an increase in magnesium ferrosilicon pricing as a result from strong demand from the automotive industry and a pass through of higher rare-earth costs.  This impact was offset by lower calcium-silicon pricing due to softened demand from the steel industry.

Other revenue increased by $3,176,000 primarily due to third party coal sales from the acquisition of Alden, and an increase in by-product pricing.

Cost of Goods Sold:

The $17,787,000 or 15% increase in cost of goods sold was a result of a 12% increase in our cost per ton sold and a 3% increase in metric tons sold.  The increase in cost per ton sold reflects the impact of higher raw material and production costs year over year, and higher production costs at our Bridgeport facility as production returned to normal following its restart on January 17, 2012.

Gross margin represented approximately 20% of net sales in the third quarter of fiscal year 2012 and decreased from 30% in the third quarter of fiscal year 2011, primarily as a result of lower silicon metal pricing, higher production costs, and a shift from higher margin silicon metal to lower margin silicon-based alloys.

Selling, General and Administrative Expenses:

The decrease in selling, general and administrative expenses of $417,000 or 3% was primarily due a decrease in bonus expense due to a reduction in profitability year over year, offset by the impact of the acquisition of Alden which increased expense by $589,000.

Net Interest Expense:

Interest expense increased by $1,072,000 primarily due to debt acquired associated with the acquisition of Alden during the first quarter of fiscal 2012, which resulted in an increase in net interest expense of $651,000 and a higher average outstanding balance on the senior credit facility during the third quarter of fiscal year 2012.

    Other (loss) income:

Other (loss) income decreased by $362,000 primarily due to the foreign exchange losses from currency fluctuations associated with the Chinese Renminbi, Euro and Polish Zloty.

Provision for Income Taxes:

Provision for income taxes as a percentage of pre-tax income was approximately 33% or $5,972,000 in the third quarter of fiscal year 2012 and was approximately 36% or $12,982,000 in the third quarter of fiscal year 2011.  The decrease in the effective tax rate is primarily due to reduced state tax rates.

Segment Operations

GMI

	Three Months Ended
	March 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$156,745	155,638	1,107	0.7%
Cost of goods sold	126,541	108,885	17,656	16.2%
Selling, general and administrative expenses	7,722	6,128	1,594	26.0%
Operating income	$22,482	40,625	(18,143)	(44.7%)

Net sales increased $1,107,000 or 1%, from the prior year to $156,745,000.  The increase was primarily attributable to the acquisition of Alden during the first quarter of fiscal year 2012 which contributed third party coal sales in the third quarter of fiscal year 2012.  Additionally, metric tons sold increased by 2%, which was offset by a 4% decrease in average selling average selling price.  Silicon metal volume was lower by 6% primarily due to a conversion of one furnace from silicon metal to silicon-based alloys.  Silicon-based alloys volume increased primarily as a result of the furnace conversion and strong demand from the automotive industry.  Silicon metal pricing decreased by 6% primarily due to lower pricing on annual calendar 2012 contracts.  This was offset by an increase in silicon-based alloys pricing which was due to an increase in magnesium ferrosilicon pricing resulting from strong demand from the automotive industry and a pass through of higher rare-earth costs.

Operating income decreased by $18,143,000 or 45% from the prior year to $22,482,000. This decrease was primarily due to a decrease in the average selling price and volume of silicon metal.  Cost of goods sold increased by 16% while volume only increased by 2%.  This caused an increase in the cost per ton sold which reflects higher raw material and production costs year over year, and the carryover impact of the fire at our Bridgeport facility. Cost per ton sold also increased as a result of higher rare earth prices, which were passed on to our customers.  Additionally, selling, general and administrative expenses increased due to the impact of Alden which contributed $589,000 in the third quarter of fiscal year 2012 and higher payroll and benefits related expenses of approximately $938,000.

Globe Metais

	Three Months Ended
	March 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$-	-	-	NA
Cost of goods sold	-	(448)	448	(100.0%)
Selling, general and administrative expenses	-	(1)	1	(100.0%)
Operating income	$-	449	(449)	(100.0%)

Net sales remained constant from the prior year at $0.  The lack of sales at Globe Metais was due to the sale of our Brazilian manufacturing operations on November 5, 2009.  Subsequent to this divestiture, remaining Globe Metais sales related only to the fulfillment of certain retained customer contracts with product purchased from our former Brazilian manufacturing operations at a purchase price equal to our sales price.  These customer contracts were fulfilled at the end of the second quarter of fiscal year 2011, and no further sales will be made under this arrangement.

Operating income decreased by $449,000 from the prior year to $0.  The decrease was due to the timing of the sale of our Brazilian manufacturing operations and final material cost adjustments associated with the fulfillment of customer contracts.

Globe Metales

	Three Months Ended
	March 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$15,035	16,712	(1,677)	(10.0%)
Cost of goods sold	11,621	11,473	148	1.3%
Selling, general and administrative expenses	990	960	30	3.1%
Operating income	$2,424	4,279	(1,855)	(43.4%)

Net sales decreased $1,677,000 or 10% from the prior year to $15,035,000.  This decrease was primarily due to a 6% decrease in average selling price and a 5% decrease in metric tons sold.  Pricing decreased on calcium silicon primarily due to weaker demand from the steel market.  Overall pricing decreased due to a mix shift from calcium silicon to ferrosilicon, which has lower margin.   Volumes decreased primarily due to a softening of certain of our end markets due to uncertainty in Europe.

Operating income decreased by $1,855,000.  The decrease was primarily due lower average selling prices, lower volumes, higher raw material costs including charcoal and rare earth, and a mix shift from calcium silicon to lower margin ferrosilicon.

Solsil

	Three Months Ended
	March 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$-	20	(20)	(100.0%)
Cost of goods sold	125	161	(36)	(22.4%)
Selling, general and administrative expenses	55	28	27	96.4%
Research and development	100	32	68	212.5%
Operating loss	$(280)	(201)	(79)	39.3%

Net sales decreased from $20,000 in the prior year to $0.  This decrease was due to the timing of spot shipments of product during the third quarter of fiscal year 2011.

Operating loss increased by $79,000 from the prior year to $280,000.  The primary driver of this increase was higher research and development cost of $68,000 as a result of Solsil’s enhanced focus on refining its production processes to improve yield and reduce the cost of production.

Corporate

	Three Months Ended
	March 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$4,755	6,723	(1,968)	(29.3%)
Operating loss	$(4,755)	(6,723)	1,968	(29.3%)

Operating loss decreased by $1,968,000 from the prior year to $4,755,000.  Selling, general and administrative expenses decreased by $1,968,000 year over year primarily due to a decrease in bonus expense of $849,000 due to decreased profitability year over year and a decrease in transaction related costs of approximately $303,000.

GSM Nine Months Ended March 31, 2012 vs. 2011

Consolidated Operations:

	Nine Months Ended
	March 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$513,846	465,929	47,917	10.3%
Cost of goods sold	396,506	361,722	34,784	9.6%
Selling, general and administrative expenses	43,096	38,920	4,176	10.7%
Research and development	103	77	26	33.8%
Business interruption insurance recovery	(450)	-	(450)	NA
Gain on sale of business	(54)	-	(54)	NA
Operating income	74,645	65,210	9,435	14.5%
Interest expense, net	(4,400)	(2,127)	(2,273)	106.9%
Other income	1,233	393	840	213.7%
Income before provision for income taxes	71,478	63,476	8,002	12.6%
Provision for income taxes	23,530	23,479	51	0.2%
Net income	47,948	39,997	7,951	19.9%
Income losses attributable to noncontrolling interest, net of tax	(2,198)	(2,734)	536	(19.6%)
Net income attributable to Globe Specialty Metals, Inc.	$45,750	37,263	8,487	22.8%

Net Sales:

	Nine Months Ended March 31, 2012			Nine Months Ended March 31, 2011
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$263,103	84,291	3,121	$248,149	91,511	2,712
Silicon-based alloys	198,862	82,128	2,421	174,120	85,384	2,039
Silicon metal and silicon-based alloys	461,965	166,419	2,776	422,269	176,895	2,387
Silica fume and other	51,881			43,660
Total net sales	$513,846			$465,929

Net sales increased $47,917,000 from the prior year to $513,846,000 primarily as a result of a 16% increase in average selling prices, offset by a 6% decrease in metric tons sold.  The increase in average selling prices resulted in an increase in net sales of $65,914,000 and was due to a 15% increase in silicon metal and a 19% increase in silicon-based alloys.  The increase in silicon metal pricing was primarily driven by higher pricing of annual calendar 2011 contracts as well as improved spot pricing in the first nine months of the fiscal year, partially offset by a decline in calendar 2012 contract pricing.  The increase in silicon-based alloys pricing was primarily due to an increase in magnesium ferrosilicon pricing resulted from strong demand from the automotive industry and a pass through of higher rare-earth costs.  Ferrosilicon and calcium silicon pricing improved as demand improved from the steel industry.

The decrease in metric tons sold resulted in a decrease in net sales of $26,218,000 and was related to an 8% decline in silicon tons sold and a 4% decline in silicon-based alloys tons sold.  This decline in volume was primarily due to the time of the sale of our Brazilian manufacturing operations on November 5, 2009.  Subsequent to this divestiture, remaining Globe Metais sales related only to the fulfillment at the end of the second quarter of fiscal year 2011, and no further sales will be made under this arrangement.  Additionally, metric tons sold decreased due to uncertainty in Europe and the reduction in solar subsidies which led to the softening of certain of the end markets for silicon metal and silicon-based alloys, and the November 2011 fire at our Bridgeport, Alabama ferrosilicon plant which halted production through the end of the calendar year 2011.

Other revenue increased by $8,221,000 primarily due to third party coal sales from the acquisition of Alden in the nine months ended March 31, 2012.

Cost of Goods Sold:

The $34,784,000 or 10% increase in cost of goods sold was a result of a 17% increase in our cost per ton sold, partially offset by a 6% decrease in metric tons sold.  The increase in cost per ton sold reflects the impact of the planned major maintenance performed on six of our fourteen domestic furnaces, the costs associated with the fire at our Bridgeport, Alabama ferrosilicon facility, and the impact of higher raw material and production costs year over year.

Gross margin represented approximately 23% of net sales in the nine months ended March 31, 2012, and increased slightly from 22% of net sales during the first nine months of fiscal 2011 primarily as a result of increased average selling prices.  The increase in prices was partially offset by the recognition of $9,400,000 in previously deferred revenue in the prior year period, costs associated with our planned major maintenance at GMI, the fire at our Bridgeport, Alabama ferrosilicon facility, and higher power costs in the first nine months of fiscal year 2012.

Selling, General and Administrative Expenses:

The increase in selling, general and administrative expenses of $4,176,000 or 11% was primarily due to an increase in bonus expense of $1,930,000 due to profitability improvements year over year, higher due diligence and transaction-related costs of $1,288,000, and the impact of Alden which increased expense by $1,562,000.  These increases were offset by a $1,408,000 decrease in stock based compensation expense due to the completion of vesting of options granted during 2009.

Gain on Sale of Business:

        Gain on sales of business for the first nine months of fiscal year 2012 was the result of a subsequent settlement associated with the sale of our Brazilian manufacturing operations on November 5, 2009.

Business Interruption Insurance Recovery:

        In the first nine months of fiscal year 2012, we recognized business interruption proceeds of $450,000.

Net Interest Expense:

Interest expense increased by $2,273,000 primarily due to debt acquired associated with the acquisition of Alden during the first quarter of fiscal 2012, which resulted in an increase in net interest expense of $1,586,000.  Additionally, a higher average outstanding balance on the senior credit facility during the nine months ended March 31, 2012 resulted in a $371,000 increase in interest expense as compared to the prior year.

Other income:

Other income increased by $840,000 primarily due to the foreign exchange gains resulting from the revaluation of long-term reais denominated liabilities, offset by foreign exchange losses due to currency fluctuations associated with the Chinese Renminbi, Euro, and Polish Zloty.

Provision for Income Taxes:

Provision for income taxes as a percentage of pre-tax income was approximately 33% or $23,530,000 in the first nine months of fiscal year 2012 and was approximately 37% or $23,479,000 in the first nine months of fiscal year 2011.  The decrease in the effective tax rate is primarily due to reduced state tax rates.

Segment Operations

GMI

	Nine Months Ended
	March 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$458,212	392,007	66,205	16.9%
Cost of goods sold	358,689	308,743	49,946	16.2%
Selling, general and administrative expenses	20,782	16,398	4,384	26.7%
Business Interruption Insurance	(450)	-	(450)	NA
Operating income	$79,191	66,866	12,325	18.4%

Net sales increased $66,205,000 or 17% from the prior year to $458,212,000.  The increase was primarily attributable to a 17% increase in our average selling price, offset by a 2% decline in metric tons sold.  The average selling price for silicon metal increased 14% and was primarily due to higher pricing of the annual calendar 2011 contracts and improved spot pricing in the second quarter of fiscal year 2012.  The average selling price for silicon-based alloys increased 21% primarily due to an increase in magnesium ferrosilicon pricing driven by strong demand from the automotive industry and a pass through of higher rare-earth costs.  Ferrosilicon pricing improved as demand improved from the steel industry.  Silicon-based alloys volumes decreased 4% primarily due to the fire at our Bridgeport, Alabama ferrosilicon facility which halted production through the end of the calendar year 2011.  Silicon metal volume decreased 1% primarily due to major maintenance on six of the fourteen domestic furnaces in the second quarter of fiscal year 2012.  Additionally, the acquisition of Alden during the first quarter of fiscal year 2012 contributed to the increase in net sales in the first nine months of fiscal year 2012.

Operating income increased by $12,325,000 from the prior year quarter to $79,191,000.  This increase was primarily due to higher average selling prices for silicon metal and silicon-based alloys.  Cost of goods sold increased by 16% due to the impact of the fire at our Bridgeport facility, the planned major maintenance, and higher rare earth and power costs at GMI year over year, partially offset by 2% decrease in volume. These cost increases were partially offset by the impact of $4,300,000 of expense related to the satisfaction of the long-term supply contract in the second quarter of fiscal year 2011. Additionally, selling, general and administrative expenses increased as a result from the Alden acquisition during the first quarter of fiscal year 2012 which contributed $1,562,000 in the first nine months of fiscal year 2012.

Globe Metais

	Nine Months Ended
	March 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$-	15,421	(15,421)	(100.0%)
Cost of goods sold	-	14,973	(14,973)	(100.0%)
Selling, general and administrative expenses	2	71	(69)	(97.2%)
Operating (loss) income	$(2)	377	(379)	(100.5%)

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

Operating (loss) income decreased by $379,000 from the prior year to ($2,000).  The decrease was due to the timing of the sale of our Brazilian manufacturing operations.  Selling, general and administrative expenses decreased by $69,000 primarily due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009.

Globe Metales

	Nine Months Ended
	March 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$48,201	46,455	1,746	3.8%
Cost of goods sold	36,374	33,928	2,446	7.2%
Selling, general and administrative expenses	2,982	2,704	278	10.3%
Operating income	$8,845	9,823	(978)	(10.0%)

Net sales increased $1,746,000 or 4% from the prior year nine month period to $48,201,000.  This increase was primarily attributable to a 12% increase in average selling prices offset by a 7% decrease in metric tons sold.  Pricing increased on calcium silicon and magnesium ferrosilicon due to improving demand, especially in the steel and automotive markets.  Volumes decreased primarily due to a softening of certain of our end markets due to uncertainty in Europe and the timing of shipments.

Operating income decreased by $978,000 from the prior year to $8,845,000.  The decrease was primarily due to higher raw material costs including charcoal and rare earth and a mix shift from calcium silicon to lower margin ferrosilicon, offset by higher average selling prices.

Solsil

	Nine Months Ended
	March 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$-	9,420	(9,420)	(100.0%)
Cost of goods sold	402	331	71	21.5%
Selling, general and administrative expenses	281	136	145	106.6%
Research and development	103	77	26	33.8%
Operating (loss) income	$(786)	8,876	(9,662)	(108.9%)

Net sales decreased from $9,420,000 in the prior year to $0.  This decrease was due to the termination of a technology license, joint development and supply agreement with BP Solar during the second quarter of fiscal year 2011 and the related recognition of $9,400,000 in previously deferred revenue associated with this agreement.

Operating (loss) income decreased by $9,662,000 from the prior year to ($786,000).  The primary driver of this decrease was the recognition of $9,400,000 in previously deferred revenue as the BP Solar technology license, joint development and supply agreement was terminated during the second quarter of fiscal year 2011.

Corporate

	Nine Months Ended
	March 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$17,293	17,763	(470)	(2.6%)
Gain on sale of business	(54)	-	(54)	NA
Operating loss	$(17,239)	(17,763)	524	(2.9%)

Operating loss decreased by $524,000 from the prior year to $17,239,000.  Selling, general and administrative expenses decreased by $470,000 year over year primarily due to an increase in bonus expense of $1,476,000, due to profitability improvement year over year, partially offset by a decrease of $1,408,000 in stock based compensation expense primarily due to the completion of vesting of options granted during 2009 and a decrease in audit fees of $390,000.

Liquidity and Capital Resources

Sources of Liquidity

Our principal source of liquidity is our cash flows from operations. At March 31, 2012, our cash and cash equivalents balance was approximately $140,655,000. Our subsidiaries borrow funds in order to finance capital expansion programs. The terms of certain of those financing arrangements place restrictions on distributions of funds to us, however, we do not expect this to have an impact on our ability to meet our cash obligations. We believe we have access to adequate resources to meet our needs for normal operating costs, capital expenditure, mandatory debt redemptions, and working capital for our existing business. These resources include cash and cash equivalents, cash provided by operating activities, and unused lines of credit. Given the current uncertainty in the financial markets, our ability to access capital and the terms under which we can do so may change. Should we be required to raise capital in this environment, potential outcomes might include higher borrowing costs, less available capital, more stringent terms and tighter covenants, or in extreme conditions, an inability to raise capital. Our ability to satisfy debt service obligations, to fund planned capital expenditures, and make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in our industry as well as financial, business and other factors, some of which are beyond our control.

See Long-Term Debt for a summary of our long-term debt agreements.

Cash Flows

The following table is a summary of consolidated cash flows:

	Nine Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$166,208	157,029
Cash flows provided by operating activities	47,671	42,673
Cash flows used in investing activities	(111,519)	(43,249)
Cash flows provided by (used in) financing activities	38,348	(697)
Effect of exchange rate changes on cash	(53)	(443)
Cash and cash equivalents at end of period	$140,655	155,313

Operating Activities:

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions.

Net cash provided by operating activities was $47,671,000 and $42,673,000 during the first nine months of fiscal years 2012 and 2011, respectively. The $4,998,000 increase in net cash provided by operating activities was due to improved operating results, partially offset by increased net working capital during the first nine months of fiscal year 2012 compared with the first nine months of fiscal year 2011. Accounts receivable increased due to high shipment levels at the end of the nine month period ended March 31, 2012. Accounts payables decreased because of lower purchases at the end of the period due to the completion of expenses associated with major maintenance and higher capital expenditure during calendar 2011. These year over year increases in cash used were offset by a lower electrode inventory levels.

Investing Activities:

Net cash used in investing activities was approximately $111,519,000 and $43,249,000 during the first nine months of fiscal years 2012 and 2011, respectively. In the first nine months of fiscal year 2012, $73,194,000 of cash was used in the acquisition of Alden Resources LLC. Year over year capital expenditures increased from approximately $26,776,000 to $38,325,000 due to furnace overhauls at our GMI plants and the purchase and refurbishment of equipment at Alden Resources during the first nine months of fiscal year 2012.

Financing Activities:

Net cash provided by (used in) financing activities was approximately $38,348,000 and ($697,000) during the first nine months of fiscal years 2012 and 2011, respectively.  Net borrowings of approximately $55,309,000 of long-term and short-term debt occurred during the first nine months of fiscal year 2012, as compared to net borrowings of $6,452,000 in the first nine months of fiscal 2011.  The net borrowings during the first nine months of fiscal year 2012 included $55,000,000 for the acquisition of Alden Resources, LLC.  A dividend payment of $15,007,000 and $11,269,000 was paid to our common stockholders during the first nine months of fiscal year 2012 and 2011, respectively. The exercise of stock options contributed $195,000 and $4,989,000 during the first nine months of fiscal year 2012 and 2011, respectively.

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

At March 31, 2012 and June 30, 2011, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

Subsequent to March 31, 2012, the Company suspended its plans to build a silicon metal plant in Iceland. The Company’s joint venture partner asserted that the Company’s actions constitute breaches of various agreements. Management is of the opinion that the joint venture partner’s claims are without merit and the Company will prevail if the joint venture partner files a lawsuit.  The Company is unable to estimate the possible loss or range of loss at this early stage of the matter.

Long-Term Debt

Long-term debt comprises the following:

	March 31,	June 30,
	2012	2011
	(Dollars in thousands)
Senior term loan	$50,000	—
Less current portion of long-term debt	(22,222)	—
Long-term debt, net of current portion	$27,778	—

Term Loan  — The Company’s subsidiary, GBG Holdings, LLC, entered into a three-year term loan in an aggregate principal amount of $50,000 during July 2011. Interest on the term loan accrues at LIBOR plus an applicable margin percentage. Principal payments are due in quarterly installments of approximately $5,556, commencing on June 30, 2012, and the unpaid principal balance is due in full in June 2014, subject to certain mandatory prepayments. The interest rate on this loan is 2.94% at March 31, 2012, which is equal to LIBOR plus an applicable margin. The term loan is secured by substantially all of the assets of GBG Holdings, LLC and is subject to certain restrictive and financial covenants, which include a minimum fixed charge coverage ratio, maximum leverage ratio, minimum current ratio, minimum tangible net worth, minimum cash balance and maximum gearing ratio limits. The Company was in compliance with the loan covenants at March 31, 2012.

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

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)) as of March 31, 2012. Based upon that evaluation, our Principal Executive Officers and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.

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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements. *

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

May 9, 2012