Form 10-K
period 2012-06-30
GLOBE SPECIALTY METALS INC
filed 2012-08-28
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☑

As of August 23, 2012, the registrant had 75,051,549 shares of common stock outstanding. As of December 31, 2011 (the last business day of the Registrant's most recently completed second fiscal quarter), the aggregate market value of such shares held by non-affiliates of the Registrant was approximately $861.1 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the 2012 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 - 14 of this Annual Report on Form 10-K as indicated herein.

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

Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, but not limited to:

•	the historic cyclicality of the metals industry and the attendant swings in market price and demand;

•	increases in energy costs and the effect on our cost of production;

•	disruptions in the supply of power;

•	availability of raw materials or transportation;

•	cost of raw material inputs and our ability to pass along those costs to customers;

•	the concentration of our sales to a limited number of customers and the potential loss of a portion of sales to those customers;

•	changes in laws protecting U.S. companies from unfair foreign competition;

•	integration and development of prior and future acquisitions; and

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

Item 1.                 Business

Overview

Globe Specialty Metals, Inc. and subsidiary companies (GSM, the Company, we, us, or our) is one of the world’s largest and most efficient producers of silicon metal and silicon-based alloys, with approximately 120,000 metric tons (MT) of silicon metal capacity (excluding Dow Corning Corporation’s portion of the capacity of our Alloy, West Virginia plant and our Becancour, Quebec plant) and 120,000 MT of silicon-based alloys capacity. Silicon metal, our principal product, is used as a primary raw material in making silicone compounds, aluminum and polysilicon. Our silicon-based alloys are used as raw materials in making steel, automotive components and ductile iron. We control the supply of most of our raw materials, and we capture, recycle and sell most of the by-products generated in our production processes.

Our products are currently produced in seven principal operating facilities located in the United States, Canada and Argentina. Additionally, we operate facilities in Poland and China. Our flexible manufacturing capabilities allow us to optimize production and focus on products that enhance profitability. We also benefit from the lowest average operating costs of any large Western World producer of silicon metal, according to CRU International Limited (CRU), a leading metals industry consultant. CRU defines “Western World” as all countries supplying or consuming silicon metal with the exception of China and the former republics of the Soviet Union, including Russia.

Fiscal 2012 was a successful and active year for us. We had a record year of sales and profits despite the economic headwinds largely caused by the uncertainty in Europe. Sales and profits grew from the prior year as average selling prices increased and shipments remained stable.  Average prices increased for both silicon metal and silicon-based alloys.  In July 2011 we acquired Alden Resources, North America’s leading miner of specialty metallurgical coal for the silicon and silicon-based alloy industries and in June 2012 we acquired a 51% interest in Quebec Silicon, a 47,000 MT silicon metal plant in Canada and closed on a $300 million holding company revolving credit facility. These transactions, as described below, will serve to broaden our product mix, improve our profitability and position us for significant continued future growth.

•
In July 2011, we closed on the acquisition of Alden Resources, LLC, North America’s leading miner, processor and supplier of specialty metallurgical coal to the silicon and silicon-based alloys industries. Specialty metallurgical coal is a key ingredient in the production of silicon metal. Alden is a major supplier of this type of specialty metallurgical coal to GSM and other silicon producers. By acquiring Alden, we secured a stable, long-term and low-cost supply of this key raw material to support continued growth worldwide while maintaining Alden's position as a leading supplier to other silicon and silicon-based alloy producers. Charcoal, where available, is a more costly alternative to coal and whose cost Globe would have to incur without adequate coal supplies. Alden has approximately 21 million tons of reserves of specialty metallurgical coal used predominately in the silicon and silicon-based alloy industries. Alden is currently operating six mines in Kentucky. Alden also owns and operates a coal preparation plant in eastern Kentucky that washes and prepares the coal. The plant is newly upgraded and capable of processing over 2.5 million tons of coal per year.   Alden is presently supplying the bulk of our coal needs at our plants in the US and Canada and is beginning to sell a meaningful amount of coal to third parties.

•
In June 2012 we closed on the acquisition of the silicon metal assets of Becancour Silicon Inc. including its 51% interest in Quebec Silicon Limited Partnership, collectively known as Quebec Silicon, a 47,000 metric ton silicon metal plant as well as certain working capital assets.  Globe operates the silicon metal plant, consolidates the results, and purchases approximately 51% of its finished goods output at a price approximately equal to the fully loaded cost of production and sells the material to third party customers. Dow Corning Corporation (Dow Corning) has the right to purchase the other 49% of the plant's output at a price approximately equal to the fully loaded cost of production. This arrangement is similar to the Company's existing joint venture with Dow Corning at its Alloy, West Virginia plant. Globe believes that it can achieve meaningful cost reductions and operating efficiencies at the plant, primarily involving raw materials and processes which should benefit Globe and Dow Corning.  We have already made certain improvements and cost reductions at the plant by supplying Alden coal, reducing employee headcount and enhancing operating procedures.

•
In May 2012 we closed on a new $300,000,000 syndicated credit facility. The facility refinanced existing debt and closing costs of $96,550,000 and along with the Company’s cash balances, it can be used to finance acquisitions, growth initiatives, stock buy-backs, working capital and for general corporate purposes.  The facility is a revolving loan and does not require a borrowing base. It has a five-year term and at the current leverage ratio, carries an interest rate of LIBOR plus 1.75%. The loan has certain financial covenants, negative covenants and restrictions.

Average selling prices increased 8% from our prior year, with an 11% increase in silicon metal and a 6% increase in silicon-based alloys.  Volumes remained stable from year to year.  Average selling prices declined beginning in the third fiscal quarter of 2012 as our annual silicon metal contracts renewed at lower prices than the prior calendar year and silicon-based alloy prices declined primarily due to decreases in indices. In addition, a portion of our annual silicon metal contracts are priced based on indexes which caused an additional decline in average selling prices in the fourth quarter.

We are presently running all of our furnaces at full capacity, subject to planned maintenance outages.  Demand for silicon metal is improving based on-end user demand for silicones, which are additives to hundreds of products such as cosmetics, textiles, paints and coatings, and by growing demand for polysilicon, which is used to produce photovoltaic (solar) cells and semiconductors. Major silicone and polysilicon producers are operating at solid capacity with good expectations for future growth and significant new polysilicon capacity is being built in the United States. Demand and pricing for silicon-based alloys is largely driven by end user requirements for our mostly customized product offerings from specialty steel producers and foundries. Major customers are growing to support increased auto production, domestically and overseas, and for other uses of specialty steel and castings.

Business segments

GMI

GMI currently operates six principal production facilities in the United States located in Beverly, Ohio, Alloy, West Virginia, Selma, Alabama, Niagara Falls, New York and Bridgeport, Alabama and one production facility in Canada located in Becancour, Quebec. GMI also operates six coal mines and a coal preparation plant in Kentucky and an open-pit quartzite mine in Alabama.

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

Solsil

Solsil is continuing to develop its technology to produce upgraded metallurgical grade silicon metal (UMG) manufactured through a proprietary metallurgical process, which is primarily used in silicon-based photovoltaic (solar) cells. Solsil is located in Beverly, Ohio and is currently focused on research and development projects and is not producing material for commercial sale. We own a 97.25% interest in Solsil, Inc. (Solsil).

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

See our June 30, 2012 consolidated financial statements for financial information with respect to our segments.

Products and Operations

The following chart shows the location of our primary facilities, the products produced at each facility and each facility’s production capacity.

NORTH AMERICA

★ 1 **New York, NY**
Headquarters

2 **Alden Resources Corbin, KY**
Specialty Grade Coal &
Preparation plant

3 **Alloy, WV (CRU #2)**
Silicon metal / 68,000 tons - JV
Globe 51% or 34,700 tons
Dow Corning 49% or 33,300 tons

4 **Aurora, IN**
Fluorspar

5 **Becancour, Canada (CRU #14)**
Silicon metal / 47,000 tons – JV
Globe 51% or 24,000
Dow Corning 49% or 23,000

6 **Beverly, OH (CRU #3)**
Silicon metal / 13,000 tons
Silicon-based alloys / 52,000 tons

7 **Bridgeport, AL**
Silicon-based alloys / 42,000 tons

8 **Niagara Falls, NY (CRU #5)**
Silicon metal / 27,000 tons

9 **Selma, AL (CRU #4)**
Silicon metal / 25,000 tons

INTERNATIONAL

10 **Mendoza, Argentina**
Silicon-based alloys / 26,000 tons

11 **Ningxia Hui, China ("Yonvey")**
Carbon electrodes / 10,000 tons

12 **Police, Poland**
Cored wire / 8 million meters

13 **San Luis, Argentina**
Cored wire / 24 million meters

PRODUCT
Silicon Metal
Silicon Alloys
Cored Wire
Electrodes
Coal & Prep Plant
Fluorspar
NORTH AMERICA – DETAIL
5
8
1
4
6
3
2
7
9
INTERNATIONAL
12
11
13
10

Customers and Markets

The following table details our shipments and average selling price per MT over the last eight quarters through June 30, 2012. See note 21 (Operating Segments) to our June 30, 2012 consolidated financial statements for additional information.

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
	2012	2012	2011	2011	2011	2011	2010	2010
	(Unaudited)
Shipments (MT) (a)
Silicon metal	35,343	30,210	26,647	27,434	31,096	32,266	29,922	29,323
Silicon-based alloys	31,340	30,618	24,659	26,851	25,484	27,010	29,249	29,125
Total	66,683	60,828	51,306	54,285	56,580	59,276	59,171	58,448

Average selling price ($/MT) (a)
Silicon metal	$2,762	2,901	3,208	3,279	3,198	3,071	2,550	2,481
Silicon-based alloys	$2,267	2,287	2,501	2,501	2,452	2,264	2,031	1,839
Silicon metal and silicon-based alloys	$2,530	2,592	2,868	2,894	2,862	2,703	2,294	2,161
___________

(a)	Shipments and average selling price exclude coal, silica fume, other by-products and electrodes.

During the year ended June 30, 2012, our customers engaged primarily in the manufacture of silicone chemicals and polysilicon (34% of revenue), foundry alloys (19% of revenue), aluminum (17% of revenue) and steel (16% of revenue). Our customer base is geographically diverse, and includes North America, Europe, Asia and South America, which for the year ended June 30, 2012, represented 82%, 8%, 7% and 3% of our revenue, respectively.

For the year ended June 30, 2012, one customer accounted for more than 10% of revenues: Dow Corning, represented approximately 13% of revenues (approximately 88% of which was a result of the manufacturing joint ventures at our Alloy, West Virginia and Becancour, Quebec plants). Our ten largest customers account for approximately 45% of our net sales. These percentages include sales made under our joint venture agreements to Dow Corning.

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

We market to all the major silicone chemical producers. Silicone chemicals are used in a broad range of applications, including personal care items, construction-related products, health care products and electronics. In construction and equipment applications, silicones promote adhesion, act as a sealer and have insulating properties. In personal care and health care products, silicones add a smooth texture, protect against ultra violet rays and provide moisturizing and cleansing properties. Silicon metal is an essential component of the manufacture of silicones, accounting for approximately 20% of the cost of production.

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

Raw Material Supply

We control the supply of most of our raw materials. All of our products require coal or charcoal and woodchips in their manufacture. The acquisition of Alden Resources in July 2011 provides a stable and long-term supply of low ash metallurgical grade coal supplying a substantial portion of our requirements to our operations in the U.S. and Canada. We have reduced our use of charcoal because of the increased coal supply from Alden Resources. We also obtain low ash metallurgical grade coal from other sources in the U.S. We have mining operations located in Billingsley, Alabama. These mines supply our U.S. operations with a substantial portion of our requirements for quartzite, the principal raw material used in the manufacturing of all of our products. We believe that these mines, together with additional leasing opportunities in the vicinity, should cover our needs well into the future. We also obtain quartzite from other sources in the U.S. The gravel is mined, washed and screened to our specifications by our suppliers. We use charcoal from South American suppliers for our Argentine operations. Woodchips are sourced locally by each plant, and we maintain a wood chipping operation at certain plants in the U.S and Canada, which allows us to either buy logs or chips based on market pricing and availability. Carbon electrodes are supplied by Yonvey and are also purchased from several other suppliers on annual contracts and spot purchases. Most of our metal purchases are made on the spot market or from scrap dealers, with the exception of magnesium, which is purchased under a fixed duration contract for our U.S. business. Our principal iron source for producing ferrosilicon-based alloys has been scrap steel. Magnesium and other additives are obtained from a variety of sources producing or dealing in these products. We also obtain raw materials from a variety of other sources. Rail and truck are our principal transportation methods for gravel and coal. We have rail spurs at all of our plants. Other materials arrive primarily by truck. We require our suppliers, whenever feasible, to use statistical process control procedures in their production processes to conform to our own processes.

We believe that we have a cost advantage in most of our long-term power supply contracts. Our power supply contracts result in stable, favorably priced, long-term commitments of power at reasonable rates. In West Virginia, we have a contract with Brookfield Energy to provide approximately 45% of our power needs, from a dedicated hydroelectric facility, at a fixed rate through December 2021. The remainder of our power needs in West Virginia, Ohio and Alabama are sourced through contracts that provide tariff rates at historically competitive levels. In connection with the reopening of our Niagara Falls, New York plant, and as an incentive to reopen the plant, we obtained a public-sector package including 40 megawatts of hydropower through 2013, which was subsequently extended to 2020. We have entered into power hedge agreements, ending in June 2013, for approximately 20% of the total power required by our Niagara Falls, New York plant. These hedges cover our expected needs not supplied by the long-term power contract over the term of the hedge agreements.

Sales and Marketing Activities

Our silicon metal is typically sold through annual contracts which serve to lock in volumes and prices. Multi-year contracts have historically represented a meaningful portion of our silicon metal sales; however, substantially all silicon metal multi-year contracts expired at the end of calendar 2010. We have entered into annual calendar 2012 contracts for the bulk of our capacity. These agreements are largely fixed priced - with approximately 30% being priced based on an index - with a mix of firm volume commitments and requirements contracts.

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

Competition

The silicon metal and silicon-based alloy markets are capital intensive and competitive. Our primary competitors are Elkem AS, owned by China National Bluestar Group Co. Ltd., and Grupo Ferroatlantica S.L. In addition, we also face competition from other companies, such as, Rima Industrial SA and Ligas de Alumino SA, as well as producers in China and the former republics of the Soviet Union. We have historically proven to be a highly efficient, low cost producer, with competitive pricing and manufacturing processes that capture most of our production by-products for reuse or resale. We also have the flexibility to adapt to current market demands by switching certain furnaces between silicon-based alloy and silicon metal production with economical switching costs. We face continual threats from existing and new competition. Nonetheless, certain factors can affect the ability of competition to enter or expand. These factors include (i) lead time of three to five years to obtain the necessary governmental approvals and construction completion; (ii) construction costs; (iii) the need to situate a manufacturing facility proximate to raw material sources, and (iv) energy supply for manufacturing purposes.

Competitive Strengths

We believe that we possess a number of competitive strengths that position us well to continue as one of the leading global suppliers of silicon metal and silicon-based alloys.

•
Leading Market Positions.   We hold leading market shares in a majority of our products. Our silicon metal capacity of approximately 120,000 MT annually (excluding Dow Corning’s portion of the capacity of our Alloy, West Virginia plant and our Becancour, Quebec plant), represents approximately 12% of the total Western World capacity, including 58% of total capacity and 100% of merchant capacity in North America. We estimate that we have approximately 20% Western World capacity for magnesium ferrosilicon, including 50% capacity in North America and are one of only six suppliers of calcium silicon in the Western World (with estimated 18% capacity).

•
Low Cost Producer.   We have been recognized by CRU as the lowest average operating cost large silicon metal producer in the Western World. Currently, CRU lists our four silicon metal manufacturing facilities as being among CRU’s five most cost efficient silicon metal manufacturing facilities in the Western World, of which three being the lowest cost facilities.

•
Highly Variable Cost Structure.   We operate with a largely variable cost of production and have the ability to rapidly turn furnaces on and off to react to changes in customer demand. During the global economic recession in 2008-2009, we were able to quickly idle certain furnaces as demand declined and then quickly re-start them at minimal cost as demand returned.

•
Long-Term Power Contracts.   We also believe that we have a cost advantage in our long-term power supply contracts, which provide a significant portion of our power needs. These power supply contracts result in stable, favorably priced, long-term commitments of power at reasonable rates.

•
Stable Raw Material Supply Through Captive Mines.   The acquisition of Alden Resources provides a stable and long-term supply of low ash metallurgical grade coal supplying a substantial portion of our requirements to our operations in the U.S. and Canada. We have quartz mining operations, located in Billingsley, Alabama, for which we currently possess long-term lease mining rights. These mines supply our U.S. plants with a majority of our requirements for quartzite, the principal raw material used in the manufacturing of our products. We believe that these mines, taken together with additional leasing opportunities in the vicinity should cover our needs well into the future. We have also obtained a captive supply of electrodes, an important input in our manufacturing process, through our ownership in Yonvey.

•	Efficient and Environmentally Sensitive By-Product Usage. We utilize or sell most of our manufacturing processes’ by-products, which reduces costs and limits environmental impact.

•
Diverse Products and Markets.   We sell our products to a wide variety of industries and to companies in over 30 countries. We believe that our diverse product and geographic end-market profile provides us with numerous growth opportunities and should help insulate us from economic downturns occurring in any individual industry or geographic region, however global macroeconomic factors will impact the effectiveness of our industrial and geographical diversity strategy. See note 21 (Operating Segments) to our June 30, 2012 consolidated financial statements for additional information.

•
Experienced, Highly Qualified Management Team.   We have assembled a highly qualified management team with over 50 years of combined experience in the metals industry among our top four executives. Alan Kestenbaum, our Executive Chairman, Jeff Bradley, our Chief Executive Officer and Chief Operating Officer, Malcolm Appelbaum, our Chief Financial Officer, and Stephen Lebowitz, our Chief Legal Officer, have over 22, 27, 7 and 9 years of experience, respectively, in metals industries. We believe that our management team has the operational and technical skill to continue to operate our business at world class levels of efficiency and to consistently produce silicon metal and silicon-based alloys.

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

•
Leverage Synergies Among Units.   According to CRU, we currently have the three lowest cost, and four of the five lowest cost silicon metal manufacturing facilities in the Western World. Additionally, according to CRU, the average operating cost of our four silicon metal production facilities is approximately 11.7% lower than the Western World weighted average cost. We seek to leverage each of our facilities’ best practices and apply them across our system.

Employees

As of June 30, 2012, we had 1,493 employees. We have 984 employees in the United States, 204 employees in Canada, 160 employees in Argentina, 29 employees in Poland and 116 employees in China. Our total employees consist of 458 salaried employees and 1,035 hourly employees and include 665 unionized workers. This compares to 1,213 employees at June 30, 2011.

We have not experienced any work stoppages and consider our relations with our employees to be good. Our hourly employees at our Selma, Alabama facility are covered by a collective bargaining agreement with the Industrial Division of the Communications Workers of America, under a contract running through July 31, 2013. Our hourly employees at our Alloy, West Virginia, Niagara Falls, New York and Bridgeport, Alabama facilities are covered by collective bargaining agreements with The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union under contracts running through April 27, 2014, July 29, 2014, and March 31, 2015, respectively. Union employees in Argentina are working under a contract running through April 30, 2013. Union employees in Canada are working under a contract running through April 2013. Our operations in Poland and China are not unionized.

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

There are a variety of laws and regulations in place or being considered at the international, federal, regional, state, provincial and local levels of government that restrict or are reasonably likely to restrict the emission of carbon dioxide and other greenhouse gases. These legislative and regulatory developments may cause us to incur material costs to reduce the greenhouse gas emissions from our operations (through additional environmental control equipment or retiring and replacing existing equipment) or to obtain emission allowance credits, or result in the incurrence of material taxes, fees or other governmental impositions on account of such emissions. In addition, such developments may have indirect impacts on our operations, which could be material. For example, they may impose significant additional costs or limitations on electricity generators, which could result in a material increase in our energy costs.

Certain environmental laws assess liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances. In addition to cleanup, cost recovery or compensatory actions brought by foreign, federal, state, provincial and local agencies, neighbors, employees or other third parties could make personal injury, property damage or other private claims relating to the presence or release of hazardous substances. Environmental laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of hazardous substances. Persons who arrange for the disposal or treatment of hazardous substances also may be responsible for the cost of removal or remediation of these substances. Such persons can be responsible for removal and remediation costs even if they never owned or operated the disposal or treatment facility. In addition, such owners or operators of real property and persons who arrange for the disposal or treatment of hazardous substances can be held responsible for damages to natural resources.

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

Under current federal black lung benefits legislation, each coal mine operator is required to make certain payments of black lung benefits or contributions to:

•	current and former coal miners totally disabled from black lung disease (pneumoconiosis);
•	certain survivors of a miner who dies from black lung disease or pneumoconiosis; and
•
a trust fund for the payment of benefits and medical expenses to claimants whose last mine employment was before January 1, 1970, where no responsible coal mine operator has been identified for claims (where a miner's last coal employment was after December  31, 1969), or where the responsible coal mine operator has defaulted on the payment of such benefits. The trust fund is funded by an excise tax on U.S. production of up to $1.10 per ton for deep mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price.

The Patient Protection and Affordable Care Act (PPACA), which was implemented in 2010, made two changes to the Federal
Black Lung Benefits Act. First, it provided changes to the legal criteria used to assess and award claims by creating a legal presumption that miners are entitled to benefits if they have worked at least 15 years in underground coal mines, or in similar conditions, and suffer from a totally disabling lung disease. To rebut this presumption, a coal company would have to prove that a miner did not have black lung or that the disease was not caused by the miner's work. Second, it changed the law so black lung benefits will continue to be paid to dependent survivors when the miner passes away, regardless of the cause of the miner's death. In addition to the federal legislation, we are also liable under various state statutes for black lung claims.

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

In calendar 2009, the global silicon metal industry suffered from unfavorable market conditions. The weakened economic environment of national and international metals markets that occurred during that time may return; any decline could have a material adverse effect on our business prospects, condition (financial or otherwise), and results of operations. In addition, our business is directly related to the production levels of our customers, whose businesses are dependent on highly cyclical markets, such as the automotive, residential and nonresidential construction, consumer durables, polysilicon, and chemical markets. In response to unfavorable market conditions, customers may request delays in contract shipment dates or other contract modifications. If we grant modifications, these could adversely affect our anticipated revenues and results of operations. Also, many of our products are internationally traded products with prices that are significantly affected by worldwide supply and demand. Consequently, our financial performance will fluctuate with the general economic cycle, which could have a material adverse effect on our business prospects, condition (financial or otherwise) and results of operations.

Our business is particularly sensitive to increases in energy costs, which could materially increase our cost of production.

Electricity is one of our largest production cost components, comprising approximately 23% of cost of goods sold. The level of power consumption of our submerged electric arc furnaces is highly dependent on which products are being produced and typically fall in the following ranges: (i) silicon-based alloys require between 3.5 and 8 megawatt hours to produce one MT of product and (ii) silicon metal requires approximately 11 megawatt hours to produce one MT of product. Accordingly, consistent access to low cost, reliable sources of electricity is essential to our business.

Electrical power to our U.S. and Canada facilities is supplied mostly by AEP, Alabama Power, Brookfield Power, Hydro Quebec, Tennessee Valley Authority and Niagara Mohawk Power Corporation through dedicated lines. Our Alloy, West Virginia facility obtains approximately 45% of its power needs under a 15-year fixed-price contract with a nearby dedicated hydroelectric facility. This facility is over 70 years old and any breakdown could result in the Alloy facility having to pay much higher rates for electric power from third parties. Our energy supply for our facilities located in Argentina is supplied through the Edemsa hydroelectric facilities located in Mendoza, Argentina. Our contract expired in October 2009; we are currently operating under a month-to-month arrangement and are negotiating a new contract. Because energy constitutes such a high percentage of our production costs, we are particularly vulnerable to cost fluctuations in the energy industry. Accordingly, the termination or non-renewal of any of our energy contracts, or an increase in the price of energy could materially adversely affect our future earnings, if any, and may prevent us from effectively competing in our markets.

Losses caused by disruptions in the supply of power would reduce our profitability.

Our operations are heavily dependent upon a reliable supply of electrical power. We may incur losses due to a temporary or prolonged interruption of the supply of electrical power to our facilities, which can be caused by unusually high demand, blackouts, equipment failure, natural disasters or other catastrophic events, including failure of the hydroelectric facilities that currently provide power under contract to our West Virginia, New York, Quebec and Argentina facilities. Large amounts of electricity are used to produce silicon metal and silicon-based alloys, and any interruption or reduction in the supply of electrical power would adversely affect production levels and result in reduced profitability. Our insurance coverage does not cover all events and may not be sufficient to cover any or all losses. Certain of our insurance policies will not cover any losses that may be incurred if our suppliers are unable to provide power during periods of unusually high demand.

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

Principal components in the production of silicon metal and silicon-based alloys include metallurgical-grade coal, charcoal, carbon electrodes, quartzite, wood chips, steel scrap, and other metals, such as magnesium. We buy some raw materials on a spot basis. We are dependent on certain suppliers of these products, their labor union relationships, mining and lumbering regulations and output and general local economic conditions, in order to obtain raw materials in a cost efficient and timely manner. An increase in costs of raw materials or transportation, or the decrease in their production or deliverability in a timely fashion, or other disruptions in production, could result in increased costs to us and lower productivity levels. We may not be able to obtain adequate supplies of raw materials from alternative sources on terms as favorable as our current arrangements or at all. Any increases in the price or shortfall in the production and delivery of raw materials, could materially adversely affect our business prospects, condition (financial or otherwise) or results of operation.

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

The principal environmental risks associated with our operations are emissions into the air and releases into the soil, surface water, or groundwater. Our operations are subject to extensive foreign, federal, state, provincial and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures and greenhouse gas emissions. If we violate or fail to comply with these laws and regulations, we could be fined or otherwise sanctioned. Because environmental laws and regulations are becoming more stringent and new environmental laws and regulations are continuously being enacted or proposed, such as those relating to greenhouse gas emissions and climate change, the level of expenditures required for environmental matters could increase in the future. Future legislative action and regulatory initiatives could result in changes to operating permits, additional remedial actions, material changes in operations, increased capital expenditures and operating costs, increased costs of the goods we sell, and decreased demand for our products that cannot be assessed with certainty at this time.

Some of the proposed federal cap-and-trade legislation would require businesses that emit greenhouse gases to buy emission credits from the government, other businesses, or through an auction process. As a result of such a program, we may be required to purchase emission credits for greenhouse gas emissions resulting from our operations. Although it is not possible at this time to predict the final form of a cap-and-trade bill (or whether such a bill will be passed), any new restrictions on greenhouse gas emissions – including a cap-and-trade program – could result in material increased compliance costs, additional operating restrictions for our business, and an increase in the cost of the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity.

We make a significant portion of our sales to a limited number of customers, and the loss of a portion of the sales to these customers could have a material adverse effect on our revenues and profits.

In the year ended June 30, 2012, we made approximately 45% of our consolidated net sales to our top ten customers and approximately 22% to our two top customers (10%, excluding sales made under our joint venture agreements with Dow Corning). We expect that we will continue to derive a significant portion of our business from sales to these customers. If we were to experience a significant reduction in the amount of sales we make to some or all of these customers and could not replace these sales with sales to other customers, it could have a material adverse effect on our revenues and profits.

Our U.S.-based businesses benefit from U.S. antidumping duties and laws that protect U.S. companies by taxing imports from foreign companies. If these laws change, foreign companies will be able to compete more effectively with us. Conversely, our foreign operations are adversely affected by these U.S. duties and laws.

Antidumping duties are currently in place covering silicon metal imports from China and Russia. The orders imposing these duties benefit our U.S. operations by constraining supply and increasing U.S. market prices and sales of domestic silicon metal. Rates of duty can change as a result of “administrative reviews” and “new shipper reviews” of antidumping orders. These orders can also be revoked as a result of periodic “sunset reviews,” which determine whether the orders will continue to apply to imports from particular countries. Although a sunset review of the order covering imports from China resulted in that order remaining in place for an additional five years, the current orders may not remain in effect and continue to be enforced from year to year, the goods and countries now covered by antidumping orders may no longer be covered, and duties may not continue to be assessed at the same rates. Changes in any of these factors could adversely affect our business and profitability. Finally, at times, in filing trade actions, we find ourselves acting against the interests of our customers. Some of our customers may not continue to do business with us because of our having filed a trade action. Antidumping rules may, conversely, also adversely impact our foreign operations.

The European Union, like the U.S., maintains an antidumping duty covering silicon metal imports from China. The duty was reduced in May 2010.

We may be unable to successfully integrate and develop our prior and future acquisitions.

We acquired six private companies between November 2006 and June 2011, and entered into a business combination in May 2008 and joint venture agreements in November 2009 and June 2012. We expect to acquire additional companies in the future. Integration of our prior and future acquisitions with our existing business is a complex, time-consuming and costly process requiring the employment of additional personnel, including key management and accounting personnel. Additionally, the integration of these acquisitions with our existing business may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Unanticipated problems, delays, costs or liabilities may also be encountered in the development of these acquisitions. Failure to successfully and fully integrate and develop these businesses and operations may have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficulties of combining the acquired operations include, among other things:

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

Hourly workers at our Selma, Alabama facility are covered by a collective bargaining agreement with the Industrial Division of the Communications Workers of America, under a contract running through July 31, 2013. Hourly employees at our Alloy, West Virginia, Niagara Falls, New York and Bridgeport, Alabama facilities are covered by collective bargaining agreements with The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union under contracts running through April 27, 2014, July 29, 2014, and March 31, 2015, respectively. Our union employees in Argentina are working under a contract running through April 30, 2013. Our union employees in Canada are working under a contract running through April 2013. New labor contracts will have to be negotiated to replace expiring contracts from time to time. If we are unable to satisfactorily renegotiate those labor contracts on terms acceptable to us or without a strike or work stoppage, the effects on our business could be materially adverse. Any strike or work stoppage could disrupt production schedules and delivery times, adversely affecting sales. In addition, existing labor contracts may not prevent a strike or work stoppage, and any such work stoppage could have a material adverse effect on our business.

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

Metals manufacturing generally, and smelting, in particular, is inherently dangerous and subject to fire, explosion and sudden major equipment failure. This can and has resulted in accidents resulting in the serious injury or death of production personnel and prolonged production shutdowns. We have experienced fatal accidents and equipment malfunctions in our manufacturing facilities in recent years, including a fire at our Bridgeport, Alabama facility in November 2011, and may experience fatal accidents or equipment malfunctions again, which could materially affect our business and operations.

Our mining operations are subject to risks that are beyond our control, which could result in materially increased expenses and decreased production levels.

We mine coal and quartzite at underground and surface mining operations. Certain factors beyond our control could disrupt our mining operations, adversely affect production and shipments and increase our operating costs, such as: a major incident at the mine site that causes all or part of the operations of the mine to cease for some period of time; mining, processing and plant equipment failures and unexpected maintenance problems; changes in reclamation costs; and, adverse weather and natural disasters, such as heavy rains or snow, flooding and other natural events affecting operations, transportation or customers.  Federal or state regulatory agencies have the authority under certain circumstances following significant health and safety incidents, such as fatalities, to order a mine to be temporarily or permanently closed. If this occurred, we may be required to incur capital expenditures to re-open the mine. Environmental regulations could impose costs on our mining operations, and future regulations could increase those costs or add new costs or limit our ability to produce and sell coal. Our failure to obtain and renew permits necessary for our mining operations could negatively affect our business.

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

Our facilities are able to manufacture, collectively, approximately 120,000 MT of silicon metal (excluding Dow Corning’s portion of the capacity of our Alloy, West Virginia plant and our Becancour, Quebec plant) and 120,000 MT of silicon-based alloys on an annual basis. Our ability to increase production and revenues will depend on expanding existing facilities or opening new ones. Increasing capacity is difficult because:

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

We are subject to restrictive covenants under credit facilities. These covenants could significantly affect the way in which we conduct our business. Our failure to comply with these covenants could lead to an acceleration of our debt.

We entered into credit facilities that contain covenants that, among other things, restrict our ability to sell assets; incur, repay or refinance indebtedness; create liens; make investments; engage in mergers or acquisitions; pay dividends, including to us; repurchase stock; or make capital expenditures. These credit facilities also require compliance with specified financial covenants, including minimum interest coverage and maximum leverage ratios. We cannot borrow under their credit facilities if the additional borrowings would cause them to breach the financial covenants. Further, a significant portion of our assets are pledged to secure indebtedness.

Our ability to comply with applicable covenants may be affected by events beyond our control. The breach of any of the covenants contained in the credit facility, unless waived, would be a default under the facility. This would permit the lenders to terminate their commitments to extend credit under, and accelerate the maturity of, the facility. The acceleration of debt could have a material adverse effect on our financial condition and liquidity. If we were unable to repay our debt to the lenders and holders or otherwise obtain a waiver from the lenders and holders, the lenders and holders could proceed against the collateral securing the credit facility and exercise all other rights available to them. We may not have sufficient funds to make these accelerated payments and may not be able to obtain any such waiver on acceptable terms or at all.

We have limitations on our ability to pay dividends.

Our revolving multi-currency credit facility limits dividends to shareholders in an amount not to exceed in any fiscal year 50% of net income during the immediately preceding fiscal year.

Our insurance costs may increase, and we may experience additional exclusions and limitations on coverage in the future.

We have maintained various forms of insurance, including insurance covering claims related to our properties and risks associated with our operations. Our existing property and liability insurance coverage contain exclusions and limitations on coverage. From time-to-time, in connection with renewals of insurance, we have experienced additional exclusions and limitations on coverage, larger self-insured retentions and deductibles and significantly higher premiums. As a result, in the future, our insurance coverage may not cover claims to the extent that it has in the past and the costs that we incur to procure insurance may increase significantly, either of which could have an adverse effect on our results of operations.

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

We have operations and assets in the U.S., Argentina, Canada, China and Poland, and may have operations and assets in other countries in the future. Our international operations and assets may be subject to various economic, social and governmental risks.

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

Exchange controls and restrictions on transfers abroad and capital inflow restrictions have limited, and can be expected to continue to limit, the availability of international credit. In 2001 and 2002, Argentina imposed exchange controls and transfer restrictions substantially limiting the ability of companies to retain foreign currency or make payments abroad. These restrictions have been eased, although certain new controls were implemented in 2012. Argentina may re-impose more significant exchange control or transfer restrictions in the future, among other things, in response to capital flight or a significant depreciation of the Argentine peso. In addition, the government adopted various rules and regulations in June 2005 that established new controls on capital inflows, requiring, among other things, that 30% of all capital inflows (subject to certain exceptions) be deposited for one year in a non-assignable, noninterest bearing account in Argentina. Additional controls could have a negative effect on the economy and our Argentine business if imposed in an economic environment where access to local capital is substantially constrained. Moreover, in such event, restrictions on the transfers of funds abroad may impede our ability to receive dividend payments from our Argentine subsidiaries.

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

To the best of our knowledge, our four largest stockholders, including our Executive Chairman, together beneficially own approximately 37% of our outstanding common stock. Consequently, these stockholders have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.

The issuance of dividends may or may not occur in the foreseeable future.

In August 2012, our Board of Directors approved an annual dividend of $0.25 per common share, payable quarterly in September 2012, December 2012, March 2013 and June 2013. The decision to pay dividends is at the discretion of our Board of Directors and depends on our financial condition, results of operations, capital requirements, financial covenants and other factors that our Board of Directors deems relevant. In the future, we intend to continue to consider declaring dividends on an annual basis, subject to reviewing our earnings and then current circumstances, but there is no guaranty that we will continue to issue dividends.

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

During the fiscal year ended June 30, 2011, we made advances totaling approximately $17,000,000 to acquire exploration mining licenses in Nigeria to mine for manganese ore, a raw material used in the production of certain silicon and manganese based alloys. We intend to conduct geological and geophysical studies to ascertain the quality and quantity of manganese reserves on these sites. Until such evaluations are completed, the potential reserves associated with the mining licenses, as well as the capital and operating costs associated with the related extractive activities, are subject to considerable uncertainty.

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

We believe our facilities are suitable and adequate for our business and current production requirements. The following tables describe our primary office space, manufacturing facilities and mining properties:

		Square	Number of		Business
Location of Facility	Purpose	Footage	Furnaces	Own/Lease	Segment Served
New York, New York	Office	13,958	—	Lease	Corporate
Beverly, Ohio	Manufacturing and other	273,377	5 *	Own	GMI
Selma, Alabama	Manufacturing and other	126,207	2	Own	GMI
Alloy, West Virginia	Manufacturing and other	1,063,032	5	Own	GMI
Niagara Falls, New York	Manufacturing and other	227,732	2	Own	GMI
Bridgeport, Alabama	Manufacturing and other	155,100	1	Own	GMI
Nevisdale, Kentucky	Manufacturing and other	723,096	—	Lease	GMI
Becancour, Canada	Manufacturing and other	2,619,000	3	Own	GMI
Mendoza, Argentina	Manufacturing and other	138,500	2	Own	Globe Metales
San Luis, Argentina	Manufacturing and other	59,200	—	Own	Globe Metales
Police, Poland	Manufacturing and other	43,951	—	Own	Other
Shizuishan, China	Manufacturing and other	227,192	—	**	Other
___________________________

*	Excludes Solsil’s seven smaller furnaces used to produce UMG for solar cell applications.

**	We own the long-term land use rights for the land on which this facility is located. We own the building and equipment forming part of this facility.

Business
Location of Mines	Product	Own/Lease	Segment Served
Alabama	Quartzite	Lease	GMI
Kentucky	Coal	Lease	GMI

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosure

This information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulations S-K (17 CFR 229.104) is included in exhibit 95 to this report.

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

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal year 2012 price range per common share	11.41 – 15.15	12.25 – 16.66	12.44 – 18.40	13.66 – 25.67
Fiscal year 2011 price range per common share	20.25 – 24.38	16.85 – 23.64	14.20 – 17.92	9.80 – 14.18

Holders

As of August 21, 2012, there were approximately 22 holders of record of our common stock. The number of record holders does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Dividends and Dividend Policy

In August 2012, our Board of Directors approved an annual dividend of $0.25 per common share, payable quarterly in September 2012, December 2012, March 2013 and June 2013. The decision to pay dividends is at the discretion of our Board of Directors and depends on our financial condition, results of operations, capital requirements, financial covenants and other factors that our Board of Directors deems relevant. In the future, we intend to continue to consider declaring dividends on an annual basis, subject to reviewing our earnings and then current circumstances.

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

Use of Proceeds

In August 2009, we closed on an initial public offering of 16,100,000 shares of our common stock at $7.00 per share. Of the shares offered, 5,600,000 shares were offered by us and 10,500,000 shares were offered by selling stockholders (which included 2,100,000 shares sold by the selling stockholders pursuant to the exercise of the underwriters’ over-allotment option). Total proceeds of the offering were $112,700,000, of which the selling stockholders received $68,355,000, net of underwriting discounts and commissions totaling $5,145,000, and we received $36,456,000, net of underwriting discounts and commissions totaling $2,744,000. In addition, we also recognized offering costs of $1,688,000. Net proceeds were utilized for the acquisition of Core Metals; the remaining proceeds were added to working capital.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

We did not repurchase any of our outstanding equity securities during the most recent quarter covered by this report.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,365,397	$8.10	497,633
Equity compensation plans not approved by security holders	-	-	-
Total	4,365,397	$8.10	497,633

Item 6.	Selected Financial Data

The following tables summarize certain selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data presented below for the fiscal years ended June 30, 2012, 2011, 2010, 2009 and 2008 are derived from our audited consolidated financial statements.

	Year Ended June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Statement of operations data:
Net sales	$705,544	641,863	472,658	426,291	452,639
Cost of goods sold	552,873	488,018	390,093	330,036	351,918
Selling, general and administrative expenses	61,623	54,739	47,875	56,322	42,857
Research and development	127	87	200	1,394	901
Business interruption insurance recovery	(450)	-	-	-	-
Restructuring charges	-	-	(81)	1,711	-
(Gain) loss on sale of business	(54)	4,249	(19,715)	-	-
Goodwill and intangible asset impairment	-	-	-	69,704	-
Operating income (loss)	91,425	94,770	54,286	(32,876)	56,963
Interest and other (expense) income	(4,789)	(2,056)	521	(899)	(5,285)
Income (loss) before income taxes	86,636	92,714	54,807	(33,775)	51,678
Provision for (benefit from) income taxes	28,760	35,988	20,539	11,609	15,936
Net income (loss)	57,876	56,726	34,268	(45,384)	35,742
(Income) losses attributable to noncontrolling interest, net of tax	(3,306)	(3,918)	(167)	3,403	721
Net income (loss) attributable to Globe Specialty Metals, Inc.	$54,570	52,808	34,101	(41,981)	36,463
Earnings (loss) per common share - basic	$0.73	0.70	0.46	(0.65)	0.62
Earnings (loss) per common share - diluted	$0.71	0.69	0.46	(0.65)	0.50
Cash dividends declared per common share	$0.20	0.15	-	-	-

	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance sheet data:
Cash and cash equivalents	$178,010	166,208	157,029	61,876	73,994
Total assets	936,747	678,269	607,145	473,280	548,174
Total debt, including current portion	140,703	48,083	41,079	59,613	89,205
Total stockholders' equity	603,799	515,276	458,829	311,352	346,237

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

Globe Specialty Metals, Inc., together with its subsidiaries (collectively, GSM, we, or our) is one of the leading manufacturers of silicon metal and silicon-based alloys. As of June 30, 2012, we owned and operated seven principal manufacturing facilities, in two primary operating segments: GMI, our North American operations and, Globe Metales, our Argentine operations.

Business Segments

We operate in six reportable segments:

•
GMI — a manufacturer of silicon metal and silicon-based alloys located in North America with plants in Beverly, Ohio, Alloy, West Virginia, Niagara Falls, New York, Selma, Alabama, Bridgeport, Alabama and Bécancour, Quebec and a provider of specialty metallurgical coal for the silicon metal and silicon-based alloys industries located in Corbin, Kentucky;

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

Overview and Recent Developments

Customer demand remains strong for silicon metal and silicon-based alloys as our major end markets, which include chemicals, aluminum, automotive, steel and solar are showing improvement.  Spot pricing for silicon metal and silicon-based alloys remains good but declined modestly in the fiscal fourth quarter as European demand remains sluggish and competitors lowered prices.  The modest decline in silicon metal spot pricing served to reduce our average selling price due to the fact that approximately 30% of our annual contracts are priced based on indices and adjust quarterly.  The modest decline in silicon-based alloy pricing also affected our realized pricing as these products are priced on a quarterly basis. We continue to operate at full capacity and our end markets have excellent prospects for continued improvement. In our chemicals end market, which represents producers of silicones, the single largest application for silicon metal, the large manufacturers are performing well. Polysilicon production and solar cell demand is also continuing to grow, with new domestic production capacity coming on line, specifically two new plants being built in Tennessee, despite decreased pricing and a reduction in subsidies. Steel capacity utilization and auto production, two significant end markets, are both expected to grow, and auto-related aluminum production which uses the most silicon metal is also expected to increase. We are presently running all of the furnaces at our six primary plants at full capacity, subject to normal maintenance outages.

We closed on the acquisition of the silicon metal assets of Becancour Silicon Metal Inc. on June 13, 2012, including its 51% interest in Quebec Silicon Limited Partnership, a 47,000 metric ton silicon metal plant as well as certain other working capital assets.  Globe operates the silicon metal plant, consolidates the results, and purchases approximately 51% of the finished goods output at a price approximately equal to the fully loaded cost of production and sells the material to third party customers. Dow Corning Corporation (Dow Corning) has the right to purchase the other 49% of the plant's output at a price approximately equal to the fully loaded cost of production. This arrangement is similar to the Company's existing joint venture with Dow Corning at its Alloy, West Virginia plant. Globe believes that it can achieve meaningful cost reductions and operating efficiencies at the plant, primarily involving raw materials and should benefit Globe and Dow Corning.  We have already made certain improvements and cost reductions at the plant by providing Alden coal, reducing employee headcount and enhancing operating procedures.

Earlier in May we closed on a new $300,000,000 syndicated credit facility. The facility refinanced existing debt and closing costs of $96,550,000 and along with the Company’s cash balances, it can be used to finance acquisitions, growth initiatives, stock buy-backs, working capital and for general corporate purposes.  The facility is a revolving loan and does not require a borrowing base. It has a five-year term and at the current leverage ratio, carries an interest rate of LIBOR plus 1.75%. The loan has certain financial covenants, negative covenants and restrictions.

During our fiscal fourth quarter, we shipped approximately 10% more material than in the immediately preceding quarter.  Approximately half of this increase was related to the acquisition of Quebec Silicon in mid-June and half to the timing of existing customer shipments. Net sales for the fourth quarter increased $18,261,000 or 11%, from the preceding quarter as a result of the 10% increase in tons shipped partially offset by a 2% decrease in average selling prices. The average selling price decreased in the quarter due to a modest decline in silicon metal and silicon-based alloy spot pricing.  Other sales also increased in the quarter by $7,273,000 primarily due to the sale, at cost, of certain raw materials that were no longer required in production.

During the fourth quarter we incurred $3,765,000 of transaction-related and due diligence expenses, including $1,300,000 for the write-off of the Iceland prepaid expenses.  We had intended to build a silicon metal plant in Iceland but have instead written off the costs due to the current economic conditions in Europe and the lack of available financing.  We also wrote-off $1,600,000 of deferred financing expenses related to the refinancing of our prior debt by our new holding company $300,000,000 revolving credit facility. During the fourth quarter we lowered our per ton production costs by approximately 3%, for a saving of approximately $4,500,000, which effectively offset the modestly lower average selling prices in the quarter.

Income before provision for income taxes totaled $15,158,000 in the fourth quarter, which included the $3,765,000 of transaction expenses and $1,600,000 of deferred financing costs write-off. This compares to income before provision for income taxes in the third quarter of $18,238,000, which included $1,047,000 of transaction expenses.

Outlook

We continue to see improving demand for our products as our end markets expand and we continue to operate at full capacity, subject to scheduled maintenance outages and unplanned downtime. As demand in Europe remains sluggish, prices for our products have declined modestly. However, in the fourth quarter we were able to successfully lower production costs which more than offset the effect of the lower pricing. We expect our average selling price of silicon metal and silicon-based alloys to remain relatively flat for the remainder of calendar 2012. Our silicon metal average selling price is based on our annual fixed price contracts, our annual index-based contracts which adjust each quarter based on spot pricing and our spot sales.  Silicon-based alloy pricing resets each quarter, and pricing is a function of overall supply and demand. Demand is largely derived from steel capacity utilization and auto production.

We expect an increase in tons sold in the first quarter of fiscal 2013 as a result of the first full quarter of Quebec Silicon results.  This should result in an increase in sales with a modest increase in gross margin.  However, this increase in gross margin could be more than offset by an expected $3,000,0000 shortfall caused by storm related power outages. In mid-June our Bridgeport, Alabama plant suffered an unplanned power outage related to storms and in early July our Alloy, West Virginia plant suffered two unplanned power outages related to storms.  Although the storms were very severe the plants did not suffer significant direct damage.  However, the plants ceased operations for several days and then took a few weeks to resume full production.  This caused a shortfall in expected production as well as higher costs.

Our Alden coal business continues to meet expectations as it supplies the majority of the coal needs for our plants and is expanding sales to third parties.  We expect Alden’s volumes to continue to grow and its cost per ton of production to decline.

We continue to pursue the business interruption insurance claim for the Bridgeport fire. We expect the final claim to be paid by the second quarter of fiscal 2013.

We are optimistic about our results for fiscal 2013 as we see shipments increasing, selling prices remaining stable and possibly increasing based on improving demand and cost of production declining.

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

Goodwill

At June 30, 2012, we had goodwill totaling $56,740,000. We annually review, in the third quarter of our fiscal year, goodwill for impairment. A review is also performed whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds the implied fair value of goodwill of the reporting unit. Fair value is measured based on a discounted cash flow method, using a discount rate determined by us to be commensurate with the risk inherent in our current business model, or a valuation technique based on multiples of earnings consistent with the objective of measuring fair value. The estimates of cash flows, future earnings, and discount rate are subject to change due to the economic environment and business trends, including such factors as raw material and product pricing, interest rates, expected market returns and volatility of markets served, as well as our future manufacturing capabilities, government regulation and technological change. We believe that the estimates of future cash flows, future earnings, and fair value are reasonable; however, changes in estimates, circumstances or conditions could have a significant impact on our fair valuation determination, which could then result in a material impairment charge in our results of operations.

During the third quarter of fiscal 2012, we performed the annual impairment testing. As of that date, all reporting units had fair values that exceeded carrying values and no impairment charge was required. In our year-end assessment, our forecasts for the Yonvey business unit included a reduction in production levels, testing of new raw materials and cost rationalization initiatives for the next fiscal year. Our Yonvey business unit had a calculated fair value that exceeded its carrying value by less than an amount we deem substantial. We are closely monitoring the operating plans of our Yonvey unit. If we do not meet our operating plans, we could incur a goodwill impairment charge of up to the carrying amount of $7,700,000.

Long-Lived Assets

At June 30, 2012, we had property, plant, and equipment, net of accumulated depreciation, depletion and amortization, totaling $432,761,000, including $18,935,000 associated with our Solsil business unit. Solsil is currently focused on research and development projects and is not producing material for commercial sale. We review the recoverability of our long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future undiscounted pretax cash flows of the related operations.

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

Inventories

At June 30, 2012, we had inventories totaling $119,441,000. Inventories are valued at the lower of cost or market value, which does not exceed net realizable value. Cost of inventories is determined either by the first-in, first-out method or by the average cost method. When circumstances indicate a potential valuation issue, tests are performed to assess net realizable value, and as necessary, an inventory write-down is recorded for obsolete, slow moving or defective inventory. We estimate market and net realizable value based on current and future selling prices for our inventories, as well as the expected utilization of parts and supplies in our manufacturing process. We believe that these estimates are reasonable; however, changes in estimates or future price decreases caused by changing economic conditions, including customer demand, could result in future inventory adjustments, resulting in decreased operating profits and lower asset levels.

Share-Based Compensation

During the year ended June 30, 2012, we recorded share-based compensation expense of $2,482,000. Share-based payments (to the extent they are compensatory) are recognized in our consolidated statement of income based on their fair values. We have applied the provisions of the SEC’s Staff Accounting Bulletin No. 107 (SAB 107) in our accounting for share-based compensation. We are required to estimate the stock awards that we ultimately expect to vest and to reduce share-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Given our share-based compensation was granted under a new plan and that there is limited historical data, we have estimated a forfeiture rate of zero. Actual forfeitures in the future may differ from this estimate, which would favorably impact our future results from operations.

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

Income Taxes

We recorded a provision for income taxes of $28,760,000 during the year ended June 30, 2012. As part of the process of preparing consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we conduct business. This process involves estimating actual current tax expense and temporary differences between tax and financial reporting. Temporary differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We must assess the likelihood that deferred tax assets will be realized. A valuation allowance is recognized to reduce deferred tax assets if, and to the extent that, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, estimates of future earnings in different tax jurisdictions and the expected timing of deferred income tax asset and liability reversals. We believe that the determination to record a valuation allowance to reduce deferred income tax assets is a critical accounting estimate because it is based, in part, on an estimate of future taxable income in the various tax jurisdictions in which we do business, which is susceptible to change and may or may not occur, as well as the estimated timing of the reversal of temporary differences, which give rise to our deferred income tax assets, and because the impact of adjusting a valuation allowance may be material. In the event that actual results differ from estimates in future periods, and depending on the tax strategies that we may be able to implement, changes to the valuation allowance could impact our financial position and results of operations.

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

Results of Operations

Our results of operations are affected by our recent acquisitions of Alden Resources on July 28, 2011 and Quebec Silicon on June 13, 2012. Accordingly, our results for the year ended June 30, 2012 include approximately eleven months of results from Alden Resources and seventeen days of results from Quebec Silicon. Additionally, we sold the manufacturing operations of Globe Metais in November 2010, but continued to sell a portion of the silicon metal produced by Globe Metais to fulfill commitments to customers of Globe Metais that we retained until December 31, 2010.

GSM Fiscal Year Ended June 30, 2012 vs. 2011

Consolidated Operations:

	Years Ended
	June 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$705,544	641,863	63,681	9.9%
Cost of goods sold	552,873	488,018	64,855	13.3%
Selling, general and administrative expenses	61,623	54,739	6,884	12.6%
Research and development	127	87	40	46.0%
Business interruption insurance recovery	(450)	-	(450)	NA
(Gain) loss on sale of business	(54)	4,249	(4,303)	NA
Operating income	91,425	94,770	(3,345)	(3.5%)
Interest expense, net	(7,367)	(2,984)	(4,383)	146.9%
Other income	2,578	928	1,650	177.8%
Income before provision for income taxes	86,636	92,714	(6,078)	(6.6%)
Provision for income taxes	28,760	35,988	(7,228)	(20.1%)
Net income	57,876	56,726	1,150	2.0%
Income attributable to noncontrolling interest, net of tax	(3,306)	(3,918)	612	(15.6%)
Net income attributable to Globe Specialty Metals, Inc.	$54,570	52,808	1,762	3.3%

Net Sales:

	Year Ended June 30, 2012			Year Ended June 30, 2011
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$360,726	119,634	$3,015	$347,599	122,607	$2,835
Silicon-based alloys	269,919	113,468	2,379	236,607	110,868	2,134
Silicon metal and silicon-based alloys	630,645	233,102	2,705	584,206	233,475	2,502
Silica fume and other	74,899			57,657
Total net sales	$705,544			$641,863

Net sales increased $63,681,000, or 10%, from the prior year to $705,544,000 primarily as a result of an 8% increase in average selling prices.  The increase in average selling prices resulted in an increase in net sales of $49,316,000, with a 6% and 12% increase in selling prices of silicon metal and silicon-based alloys, respectively.  The increase in silicon metal pricing was primarily driven by higher pricing of calendar 2012 contracts as compared to calendar 2010 contracts, as well as improved spot pricing in fiscal year 2012.  The increase in silicon-based alloys pricing was primarily due to an increase in magnesium ferrosilicon pricing, resulting from strong demand from the automotive industry, and a pass through of higher rare earth costs.  Ferrosilicon pricing improved as demand improved from the steel industry and the sale of higher purity and specialty grades of ferrosilicon.

Metric tons sold remained flat year-over-year.  There was a 2% decrease in silicon metal tons sold offset by a 2% increase in silicon-based alloys tons sold.  The decline in silicon metal tons was primarily due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009. Subsequent to this divestiture, remaining Globe Metais sales related only to the fulfillment of certain retained customer contracts completed at the end of the second quarter of fiscal year 2011, and no further sales will be made under this arrangement.  The silicon volume decrease was partially offset by the acquisition of Quebec Silicon on June 13, 2012 which contributed 2,010 tons during fiscal year 2012.  Silicon-based alloys tons sold increased primarily due to demand from the automotive and steel industries.

Other revenue increased by $17,242,000 primarily due to third party coal sales from the acquisition of Alden and the sale of manganese ore, which was purchased as a raw material and ultimately not used in production.

Cost of Goods Sold:

The $64,855,000 or 13% increase in cost of goods sold was a result of a 13% increase in our cost per ton sold and the increase in by-product and other sales. The increase in cost per ton sold reflects the impact of the planned maintenance performed on six of our fourteen domestic furnaces, the costs associated with the fire at our Bridgeport, Alabama ferrosilicon facility, and the impact of higher raw material and production costs year over year.

Gross margin represented approximately 22% of net sales in fiscal year 2012 and decreased from 24% of net sales in fiscal year 2011. The decrease was mainly attributable to higher production costs related to the planned maintenance outages, the fire at our Bridgeport, Alabama facility and the recognition of $9,400,000 in previously deferred revenue in the prior year period.  This was offset by an increase in average selling prices year over year.

Selling, General and Administrative Expenses:

The increase in selling, general and administrative expenses of $6,884,000 or 13% was primarily due to an increase in bonus expense of $2,691,000 due to higher profitability year over year, higher due diligence and transaction related expenses of $2,308,000, and the impact of acquisitions which increased expense by $2,152,000 and $254,000 for Alden and Quebec Silicon, respectively.  These increases were offset by a $828,000 decrease in stock-based compensation expense due to the completion of the vesting of options granted during fiscal year 2009.

(Gain)/Loss on Sale of Business:

(Gain) loss on sale of business for fiscal years 2012 and 2011 was associated with settlements related to the sale of our Brazilian manufacturing operations on November 5, 2009.

Business Interruption Insurance Recovery:

In fiscal year 2012, we recognized business interruption proceeds of $450,000.

Net Interest Expense:

Net interest expense increased by $4,383,000 mainly attributable to a new term loan acquired to finance the Alden Resources acquisition during the first quarter of fiscal 2012, which led to an increase in net interest expense of approximately $2,047,000. The Company’s senior credit facility and term loan were repaid and cancelled on May 31, 2012 and the associated deferred financing costs of approximately $1,600,000 were charged to interest expense in the fourth quarter of fiscal year 2012. Additionally, interest expense on the revolving credit facility increased as a result of a higher average outstanding balance year over year.

Other Income:

Other income increased by $1,650,000 primarily due to foreign exchange gains resulting from the revaluation of long-term reais denominated liabilities, partially offset by foreign exchange losses due to currency fluctuations associated with the Polish Zloty, Chinese Renminbi, and Euro.

Provision for Income Taxes:

Provision for income taxes as a percentage of pre-tax income was approximately 33% or $28,760,000 in fiscal year 2012 and was approximately 39% in fiscal year 2011.  The decrease in effective tax rate is primarily due to reduced state taxes and reduced foreign losses which are not deductible for tax purposes..

Segment Operations

GMI

	Years Ended
	June 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$631,495	549,418	82,077	14.9%
Cost of goods sold	499,859	422,775	77,084	18.2%
Selling, general and administrative expenses	28,544	22,958	5,586	24.3%
Business interruption insurance recovery	(450)	-	(450)	NA
Operating income	$103,542	103,685	(143)	(0.1%)

Net sales increased $82,077,000 or 15% from the prior year to $631,495,000.  The increase was primarily attributable to an 8% increase in our average selling price and a 3% increase in metric tons sold.  The average selling price for silicon metal increased 5% and was primarily due to higher pricing of the annual calendar 2012 contracts versus calendar 2010 contracts, and improved spot pricing in fiscal year 2012.  The average selling pricing for silicon-based alloys increased 14% primarily due to an increase in magnesium ferrosilicon pricing driven by strong demand from the automotive industry, a pass through of higher rare earth costs and an increase in ferrosilicon pricing as demand improved from the steel industry.  Silicon metal volume increased 3% primarily due to the acquisition of Quebec Silicon which contributed 2,010 tons in fiscal year 2012, and improved operating performance of our furnaces.  Silicon-based alloy volume increased 2% primarily due to demand from the steel industry and timing of shipments.

Operating income decreased by $143,000 from the prior fiscal year to $103,542,000.  This decrease is primarily due to an 18% increase in cost of goods sold on a 3% increase in tons sold.  Cost of goods sold increased due to the impact of the fire at our Bridgeport, Alabama facility, planned major maintenances, higher rare earth costs year over year, and the acquisition of Quebec Silicon.  These cost increases were partially offset by the impact of $4,300,000 of expense related to the satisfaction of the long-term supply contract in the second quarter of fiscal year 2011 and an 8% increase in average selling prices. Additionally, selling, general and administrative expenses increased as a result of acquisitions during fiscal year 2012 which contributed $2,152,000 and $254,000 for Alden and Quebec Silicon, respectively.

Globe Metais

	Years Ended
	June 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$-	15,421	(15,421)	(100.0%)
Cost of goods sold	-	14,948	(14,948)	(100.0%)
Selling, general and administrative expenses	2	76	(74)	(97.4%)
Operating (loss) income	$(2)	397	(399)	(100.5%)

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

Operating income decreased by $399,000 from the prior year to a loss of $2,000.  The decrease was due to the timing of the sale of our Brazilian manufacturing operations.  Selling, general and administrative expenses decreased by $74,000 primarily due to the timing of the sale of our Brazilian manufacturing operations on November 5, 2009.

Globe Metales

	Years Ended
	June 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$64,063	62,321	1,742	2.8%
Cost of goods sold	49,084	45,316	3,768	8.3%
Selling, general and administrative expenses	3,647	3,808	(161)	(4.2%)
Operating income	$11,332	13,197	(1,865)	(14.1%)

Net sales increased $1,742,000, or 3%, from the prior year to $64,063,000. This increase was primarily attributable to a 6% increase in average selling prices, partially offset by a 4% decrease in metric tons sold. Pricing increased on magnesium ferrosilicon and cored wire due to a pass through of higher rare earth costs and a mix shift to higher priced specialty cored wire formulations. Volumes decreased on shipments of magnesium ferrosilicon and calcium silicon due to a slowing of European demand, partially offset by increasing demand from the automotive sector.

Operating income decreased by $1,865,000 from the prior year to $11,332,000. The decrease was primarily due to higher production costs, partially offset by higher selling prices. Cost of goods sold increased by 8% while volumes decreased 4%, primarily due to higher power and raw material costs, and higher payroll related expenses.

Solsil

	Years Ended
	June 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$-	9,420	(9,420)	(100.0%)
Cost of goods sold	526	488	38	7.8%
Selling, general and administrative expenses	331	175	156	89.1%
Research and development	127	87	40	46.0%
Operating (loss) income	$(984)	8,670	(9,654)	(111.3%)

Net sales decreased from $9,420,000 in the prior year to $0.  This decrease was due to the recognition of $9,400,000 in previously deferred revenue as the BP Solar technology license, joint development and supply agreement was terminated during the second quarter of fiscal year 2011.

Operating income decreased by $9,654,000 from the prior year to a loss of $984,000.  The primary driver of this decrease was the recognition of $9,400,000 in previously deferred revenue as the BP Solar technology license, joint development and supply agreement was terminated during the second quarter of fiscal year 2011.

Corporate

	Years Ended
	June 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$27,322	25,357	1,965	7.7%
(Gain) loss on sale of business	(54)	4,249	(4,303)	NA
Operating loss	$(27,268)	(29,606)	2,338	(7.9%)

Operating loss decreased by $2,338,000 from the prior year to $27,268,000.  Selling, general and administrative expenses increased by $1,965,000 year over year mainly attributable to an increase in bonus expense of $2,130,000, due to profitability improvement and an increase in transaction related expenses of  approximately $2,308,000, partially offset by a decrease of $828,000 in stock based compensation expense primarily due to the completion of vesting of options granted during 2009.

(Gain) loss on sale of business for fiscal years 2012 and 2011 was associated with settlements related to the sale of our Brazilian manufacturing operations on November 5, 2009.

GSM Fiscal Year Ended June 30, 2011 vs. 2010

Consolidated Operations:

	Years Ended
	June 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$641,863	472,658	169,205	35.8%
Cost of goods sold	488,018	390,093	97,925	25.1%
Selling, general and administrative expenses	54,739	47,875	6,864	14.3%
Research and development	87	200	(113)	(56.5%)
Restructuring charges	—	(81)	81	NA
Loss (gain) on sale of business	4,249	(19,715)	23,964	NA
Operating income	94,770	54,286	40,484	74.6%
Interest expense, net	(2,984)	(4,054)	1,070	(26.4%)
Other income	928	4,575	(3,647)	(79.7%)
Income before provision for income taxes	92,714	54,807	37,907	69.2%
Provision for income taxes	35,988	20,539	15,449	75.2%
Net income	56,726	34,268	22,458	65.5%
Income attributable to noncontrolling interest, net of tax	(3,918)	(167)	(3,751)	2,246.1%
Net income attributable to Globe Specialty Metals, Inc.	$52,808	34,101	18,707	54.9%

Net Sales:

	Year Ended June 30, 2011			Year Ended June 30, 2010
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$347,599	122,607	$2,835	$296,763	118,327	$2,508
Silicon-based alloys	236,607	110,868	2,134	148,092	76,144	1,945
Silicon metal and silicon-based alloys	584,206	233,475	2,502	444,855	194,471	2,288
Silica fume and other	57,657			27,803
Total net sales	$641,863			$472,658

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

Segment Operations

GMI

	Years Ended
	June 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$549,418	358,279	191,139	53.3%
Cost of goods sold	422,775	296,122	126,653	42.8%
Selling, general and administrative expenses	22,958	21,112	1,846	8.7%
Restructuring charges	—	(81)	81	NA
Operating income	$103,685	41,126	62,559	152.1%

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

Globe Metais

	Years Ended
	June 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$15,421	62,126	(46,705)	(75.2%)
Cost of goods sold	14,948	53,091	(38,143)	(71.8%)
Selling, general and administrative expenses	76	2,564	(2,488)	(97.0%)
Research and development	—	11	(11)	NA
Loss on sale of business	—	1,197	(1,197)	NA
Operating income	$397	5,263	(4,866)	(92.5%)

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

Corporate

	Years Ended
	June 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$25,357	18,422	6,935	37.6%
Loss (gain) on sale of business	4,249	(21,237)	25,486	NA
Operating (loss) income	$(29,606)	2,815	(32,421)	(1,151.7%)

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

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balance, cash flows from operations, and unused commitments under our existing credit facilities. At June 30, 2012, our cash and cash equivalents balance was approximately $178,010,000, and we had $194,254,000 available for borrowing under our existing financing arrangements. We generated cash flows from operations totaling $103,907,000 during the year ended June 30, 2012.

As of June 30, 2012, the amount of cash and cash equivalents, included in the Company’s consolidated cash that was held by foreign subsidiaries was approximately $52,518,000. If these funds are needed for operations in the U.S., the Company will be required to accrue and pay taxes in the U.S. to repatriate these funds. However, the Company’s intent is to permanently reinvest these funds outside the U.S. and the Company’s current plans do not indicate a need to repatriate them to fund operations in the U.S.

Certain of our subsidiaries borrow funds in order to finance working capital requirements and capital expansion programs. The terms of certain of our financing arrangements place restrictions on distributions of funds to us, however, we do not expect this to have an impact on our ability to meet our cash obligations. We believe we have access to adequate resources to meet our needs for normal operating costs, capital expenditure, and working capital for our existing business. Our ability to fund planned capital expenditures and make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in our industry as well as financial, business and other factors, some of which are beyond our control.

In July 2011, we closed on the acquisition of Alden Resources, LLC, North America’s leading miner, processor and supplier of specialty metallurgical coal to the silicon and silicon-based alloys industries. We financed the acquisition with $18,200,000 of cash.

In September 2011, the Company’s Board of Directors approved a dividend of $0.20 per common share. The dividend, totaling $15,007,000, was paid on October 28, 2011, to stockholders of record as of October 14, 2011.  In August 2012, the Company’s Board of Directors approved an annual dividend of $0.25 per common share, payable quarterly in September 2012, December 2012, March 2013 and June 2013. The Board of Directors authorized a quarterly dividend of $0.0625 per common share on September 19, 2012 to shareholders of record at the close of business on September 5, 2012.

In June 2012, we closed on the acquisition of Becancour Silicon Metal Inc.’s 51% equity interest in Quebec Silicon Limited Partnership and other working capital assets. We financed the acquisition with $8,803,000 of cash.

In August 2012, the Board authorized the Company to offer to amend outstanding options representing the right to purchase shares issued to directors, officers and current employees pursuant to the Company’s 2006 Employee, Director and Consultant Stock Plan, to permit these options alternatively to be settled for cash or exercised for the issuance of shares, at the election of the option holder. The Company anticipates that these amendments will result in “mark-to-market” accounting with respect to the subject options and the expense associated with these amendments is approximately $24,000,000.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Year Ended June 30,
	2012	2011	2010
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$166,208	157,029	61,876
Cash flows provided by (used in) operating activities	103,907	61,188	(19,255)
Cash flows used in investing activities	(151,705)	(51,512)	(16,159)
Cash flows provided by financing activities	59,862	81	130,560
Effect of exchange rate changes on cash	(262)	(578)	7
Cash and cash equivalents at end of period	$178,010	166,208	157,029

Operating Activities:

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions.

Net cash provided by operating activities was $103,907,000 and $61,188,000 during fiscal year 2012 and 2011, respectively. The $42,719,000 increase in net cash provided by operating activities was primarily due to a reduction in net working capital during fiscal year 2012, compared with fiscal year 2011 as well as improved operating results. Inventories decreased during fiscal year 2012 compared to an increase in fiscal year 2011 due to lower electrode inventory levels compared to the prior year period, and the sale of manganese ore, which was purchased as a raw material and ultimately not used in production. The increases in cash were offset by an increase in accounts receivable due to increased shipment volumes at the end of fiscal year 2012.  In fiscal year 2011, cash from operations was impacted by growth in inventory, primarily related electrode inventory which was subsequently used in current year production, partially offset by a gain on the sale of our Brazilian manufacturing operations.

Investing Activities:

Net cash used in investing activities was approximately $151,705,000 and $51,512,000 during fiscal year 2012 and 2011, respectively. In fiscal year 2012, $73,200,000 of cash was used, net of cash acquired, in the acquisition of Alden Resources LLC.  Additionally, $36,517,000 of cash was to fund, net of cash acquired, the purchase of certain assets of Becancour Silicon in June 2012.  Year over year capital expenditures increased from approximately $41,836,000 to $35,039,000 in the current fiscal year due to furnace overhauls at our GMI plants as well as the purchase and refurbishment of equipment at Alden Resources.

Financing Activities:

Net cash provided by financing activities was approximately $59,862,000 and $81,000 during fiscal years 2012 and 2011, respectively.  During fiscal year 2012, the acquisitions of Alden Resources and Quebec Silicon were partially financed with borrowings of long-term debt of $50,000,000 and $31,800,000, respectively.  In May 2012, we entered into a credit agreement which provides for a $300,000,000 five-year revolving multi-currency credit facility. The credit facility refinanced existing debt and closing costs of $96,550,000. A dividend payment of $15,007,000 and $11,269,000 was paid to our common stockholders during fiscal years 2012 and 2011, respectively.

Exchange Rate Change on Cash:

The effect of exchange rate changes on cash was related to fluctuations in renminbi, the functional currency of our Chinese subsidiary, Yonvey.

Commitments and Contractual Obligations

The following tables summarize our contractual obligations at June 30, 2012 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

Contractual Obligations		Less than	One to	Three to	More than
(as of June 30, 2012)	Total	One Year	Three Years	Five Years	5 Years
	(Dollars in thousands)
Operating lease obligations	$6,346	3,266	3,080	—	—
Capital lease obligations	14,298	2,544	7,512	4,242	—

The table above also excludes certain other obligations reflected in our consolidated balance sheet, including estimated funding for pension obligations, for which the timing of payments may vary based on changes in the fair value of pension plan assets and actuarial assumptions. We expect to contribute approximately $4,128,000 to our pension plans for the year ended June 30, 2013.

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

At June 30, 2012 and June 30, 2011, there are no liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

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

All derivatives are accounted for using mark-to-market accounting. We believe it is not practical to designate our derivative instruments as hedging instruments as defined under ASC Subtopic 815-10, Derivatives and Hedging (ASC 815). Accordingly, we adjust our derivative financial instruments to current market value through the consolidated statement of income based on the fair value of the agreement as of period-end. Although not designated as hedged items as defined under ASC 815, these derivative instruments serve to significantly offset our commodity, interest rate, and currency risks. Gains or losses from these transactions offset gains or losses on the assets, liabilities, or transactions being hedged. No credit loss is anticipated as the counterparties to our derivative agreements are major financial institutions that are highly rated.

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

The $742,000 liability associated with the fair value of our power hedge agreements at June 30, 2012 is included in accrued expenses and other current liabilities.

To the extent that we have not mitigated our exposure to rising raw material and energy prices, we may not be able to increase our prices to our customers to offset such potential raw material or energy price increases, which could have a material adverse effect on our results of operations and operating cash flows.

Interest Rates:

We are exposed to market risk from changes in interest rates on certain of our short-term and long-term debt obligations. The Company had outstanding total debt at June 30, 2012 of $140,703,000, with interest rates arranging from 2% to 5%. The Company previously entered into interest rate cap arrangement and swap agreements to mitigate the risk of interest rate fluctuations on its recently terminated senior credit facility and long-term debt. The Company settled these agreements in connection with the termination of the senior credit facility and long-term debt. The Company would consider entering into hedge agreements to mitigate the interest rate risk, if conditions warrant.

If market interest rates were to increase or decrease by 10% for the full 2013 fiscal year as compared to the rates in effect at June 30, 2012, we estimate that the change would not have a material impact to our cash flows or results of operations.

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

If foreign exchange rates were to increase or decrease by 10% for the full 2013 fiscal year, as compared to the rates in effect at June 30, 2012, we estimate that the change would not have a material impact to our cash flows or results of operations.

Item 8.	Financial Statements and Supplementary Data

The financial statements appearing on pages 35 to 63 are incorporated herein by reference.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken its assessment of the effectiveness of our internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2012.

Management’s evaluation on the effectiveness of internal control over financial reporting did not include Quebec Silicon, which we acquired on June 13, 2012, as management concluded that it was not possible to conduct an assessment of Quebec Silicon’s internal control over financial reporting in the period between the consummation date and the date of management’s evaluation. The revenues of Quebec Silicon, which included in our June 30, 2012 consolidated financial statements starting on June 13, 2012, represented than less 1% of our net sales for the year ended June 30, 2012, and represented approximately 15% of total assets as of June 30, 2012.

Report of Independent Registered Public Accounting Firm

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued its report on the effectiveness of our internal control over financial reporting, a copy of which appears on page 37 of this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this report in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2012 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 10.   Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

Set forth below is certain information about our executive officers:

Name	Age	Position

Alan Kestenbaum	50	Executive Chairman and Director
Jeff Bradley	52	Chief Executive Officer and Chief Operating Officer
Malcolm Appelbaum	51	Chief Financial Officer
Stephen Lebowitz	47	Chief Legal Officer

Alan Kestenbaum has served as Executive Chairman and Director since our inception in December 2004, and served as Chief Executive Officer from our inception through May 2008. From June 2004, Mr. Kestenbaum served as Chairman of Globe Metallurgical, Inc., until its acquisition by us in November 2006. He has over 20 years of experience in metals including finance, distribution, trading and manufacturing. Mr. Kestenbaum is a founder and the Chief Executive Officer of Marco International Corp., and its affiliates, a finance trading group specializing in metals, minerals and other raw materials, founded in 1985. Mr. Kestenbaum was involved in the expansion by certain of Marco International’s affiliates into China and the former Soviet Union. He also established affiliated private equity businesses in 1999 which were involved in sourcing and concluding a number of private equity transactions, including ones relating to McCook Metals, Scottsboro Aluminum and Globe Metallurgical, Inc. From 1997 until June 2008, Mr. Kestenbaum was also the Vice President of Marco Hi-Tech JV LLC, a nutritional ingredient supplier to the nutritional supplement industry. Mr. Kestenbaum serves as a member of the Board of Directors of Wolverine Tube, Inc., a provider of copper and copper alloy tube, fabricated products and metal joining products and between January 2006 and June 2008 served as a director of Neuro-Hitech, Inc., a development stage pharmaceutical company. Mr. Kestenbaum began his career in metals with Glencore, Inc. and Philipp Brothers in New York City. He received his B.A. in Economics cum laude from Yeshiva University, New York.

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

Item 14.   Principal Accountant Fees and Services

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(2)	Financial Statement Schedules

Not applicable.

(3)	Exhibits

The following exhibits are filed with this Annual Report or incorporated by reference:

Exhibit
Number	Description of Document
2.1	Purchase and Sale Agreement dated as of March 26, 2010, by and among Globe Metals Enterprises, Inc., Core Metals Group Holdings LLC and each of the Sellers named therein (6)
2.2	Membership Interest Purchase Agreement dated May 27, 2011 by and among NGPC Asset Holdings II, LP,NGP Capital Resources Company and Globe BG, LLC relating to Alden Resources Inc. (7)
2.3	Membership Interest Purchase Agreement dated May 27, 2011 by and among NGPC Asset Holdings II, LP,NGP Capital Resources Company and Globe BG, LLC relating to Gatliff Services, Inc. (7)
2.4	Purchase Agreement dated May 27, 2011 by and among NGP Capital Resources Company, Globe BG, LLC and Globe Specialty Metals, Inc. regarding The Overriding Royalty Interests (7)
2.5	Agreement of Purchase and Sale dated as of April 25, 2012 by and among Becancour Silicon Inc., Timminco Ltd., QSI Partners Ltd., and Globe Specialty Metals, Inc. †
Articles of Incorporation and Bylaws
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (1)
3.3	Amended and Restated Bylaws (2)
Instruments Defining the Rights of Security Holders, Including Indentures
4.1
Third Amended and Restated Credit Agreement dated as of March 30, 2011, by and among GMI, Tennessee Alloys Company LLC, and GSM Sales, Inc., as borrowers, Alabama Sand and Gravel, Inc. and Laurel Ford Resources, Inc., as subsidiary guarantors, GSM, as Parent, the lender parties thereto, and Societe Generale, as Administrative Agent, Issuing Bank, Swingline Lender and Collateral Agent and SG Americas Securities LLC, as Sole Arranger (3)

4.2
Term Loan Agreement, dated July 28, 2011, by and among GBG Holdings, LLC, Globe Specialty Metals, Inc., GSM Enterprises LLC, the Lenders from time to time party thereto, and BNP Paribas, as administrative agent, collateral agent, sole lead arranger and sole bookrunner (13)

4.3
Credit Agreement, dated as of May 31, 2012, among the Company, certain subsidiaries of the Company from time to time party thereto, Fifth Third Bank as Administrative Agent and L/C issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arranger and Joint Book Runner, Bank of America, N.A., KeyBank National Association, Sovereign Bank, N.A., and  Wells Fargo Bank, N.A., as Co-Syndication Agents, and BBVA Compass Bank,  Citibank, N.A., Citizens Bank Of Pennsylvania, HSBC Bank USA N.A., and PNC Bank, National Association, as  Co-Documentation Agents, and the other lenders party thereto. (5)

We are a party to other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. We agree to furnish a copy of each such instrument to the Commission on request.

Material Contracts
10.1
Output and Supply Agreement, dated as of October 1, 2010, by and among Quebec Silicon Limited Partnership, Becancour Silicon Inc. (succeeded in interest by QSIP Canada ULC) and Dow Corning Corporation. †

10.2
Shareholders Agreement between all the Shareholders of Quebec Silicon General Partner Inc., dated as of October 1, 2010, by and among Becancour Silicon Inc. (succeeded in interest by QSIP Canada ULC), Dow Corning Netherlands, B.V., and Quebec Silicon General Partner Inc. †

10.3
Amended and Restated Limited Partnership Agreement dated as of October 1, 2010, by and among Becancour Silicon Inc. (succeeded in interest by QSIP Canada ULC), Dow Corning Canada, Inc., and Quebec Silicon General Partner Inc. †

Management Contracts and Compensatory Plans
10.6	2006 Employee, Director and Consultant Stock Option Plan (1)
10.7	Amendments to 2006 Employee, Director and Consultant Stock Option Plan (8)
10.8	2010 Annual Executive Bonus Plan (9)
10.9	Chief Financial Officer and Chief Legal Officer Annual Bonus Plan (10)
10.10	Framework for the 2011 Annual Executive Long Term Incentive Plan (11)
10.11	Employment Agreement, dated January 27, 2011, between GSM and Alan Kestenbaum (11)
10.12	Employment Agreement, dated July 5, 2011, between GSM and Jeff Bradley (12)
10.13	Employment Agreement, dated November 30, 2011, between GSM and Malcolm Appelbaum (4)
10.14	Employment Agreement, dated June 20, 2008, between GSM and Stephen Lebowitz (1)
10.15	Amendment to Employment Agreement, dated October 27, 2010, between GSM and Stephen Lebowitz (8)
10.16	Executive Deferred Compensation Plan (4)
10.17	Director Deferred Compensation Plan (4)

21.1	Subsidiaries †

23.1	Consent of KPMG LLP †

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
32.1	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

95	Mine Safety Disclosure †

101
The following materials from our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements. *

_____________________________________________________
†	Filed herewith.
*	In accordance with Rule 406T of Regulation S-T, the XBRL related documents in Exhibit 101 to this Annual Report on Form 10-K are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under those Sections.
1	Incorporated by reference to the exhibit with the same designation filed with the Company’s registration statement on Form S-1 (Registration No. 333-152513) filed on July 25, 2008.
2
Incorporated by reference to the exhibit with the same designation filed with Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-152513) filed on November 4, 2008.

3	Incorporated by reference to exhibit to the Company’s Form 8-K filed on April 5, 2011.
4	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on February 8, 2012.
5	Incorporated by reference to exhibit to the Company’s Form 8-K filed on June 6, 2012.
6	Incorporated by reference to exhibit to the Company’s Form 8-K filed on April 1, 2010.
7	Incorporated by reference to exhibit to the Company’s Form 8-K filed on June 3, 2011.
8	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on February 11, 2011.
9	Incorporated by reference to exhibit to the Company’s Form 10-K filed on September 28, 2010.
10	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on November 12, 2010.
11	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on May 12, 2011.
12	Incorporated by reference to exhibit to the Company’s Form 10-K filed on August 26, 2011.
13	Incorporated by reference to exhibit to the Company’s Form 8-K filed on August 2, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Globe Specialty Metals, Inc. (Registrant)

By:	/s/ Malcolm Appelbaum
Malcolm Appelbaum Chief Financial Officer

August 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Kestenbaum	Executive Chairman and Director	August 27, 2012
Alan Kestenbaum

/s/ Jeff Bradley	Chief Executive Officer, Chief Operating Officer and Principal Executive Officer	August 27, 2012
Jeff Bradley

/s/ Malcolm Appelbaum	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer	August 27, 2012
Malcolm Appelbaum

/s/ Stuart E. Eizenstat	Director	August 27, 2012
Stuart E. Eizenstat

/s/ Franklin Lavin	Director	August 27, 2012
Franklin Lavin

/s/ Donald Barger	Director	August 27, 2012
Donald Barger

/s/ Thomas Danjczek	Director	August 27, 2012
Thomas Danjczek

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

GLOBE SPECIALTY METALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Globe Specialty Metals, Inc.:

We have audited the accompanying consolidated balance sheets of Globe Specialty Metals, Inc. and subsidiary companies (the Company) as of June 30, 2012 and 2011, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globe Specialty Metals, Inc. and subsidiary companies as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Globe Specialty Metals, Inc. and subsidiary companies’ internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 27, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
August 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Globe Specialty Metals, Inc.:

We have audited Globe Specialty Metals, Inc. and subsidiary companies (the Company) internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Globe Specialty Metals, Inc. and subsidiary companies’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

The Company acquired Quebec Silicon Limited Partnership (Quebec Silicon) on June 13, 2012, and management excluded Quebec Silicon's internal control over financial reporting from its assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2012.  The acquisition of Quebec Silicon contributed less than 1 percent of the Company's total revenue for the year ended June 30, 2012 and accounted for approximately 15 percent of the Company's total assets as of June 30, 2012.  Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Quebec Silicon.

In our opinion, Globe Specialty Metals, Inc. and subsidiary companies maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Globe Specialty Metals, Inc.  and subsidiary companies as of June 30, 2012 and 2011, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2012, and our report dated August 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

August 27, 2012

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Consolidated Balance Sheets
June 30, 2012 and 2011
(In thousands, except share and per share amounts)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$178,010	166,208
Accounts receivable, net of allowance for doubtful accounts of $955
and $715 at June 30, 2012 and 2011, respectively	85,258	60,871
Inventories	119,441	109,292
Prepaid expenses and other current assets	27,915	27,876
Total current assets	410,624	364,247
Property, plant, and equipment, net of accumulated depreciation, depletion and amortization	432,761	229,977
Goodwill	56,740	53,503
Other intangible assets	477	477
Investments in unconsolidated affiliates	9,217	8,640
Deferred tax assets	200	217
Other assets	26,728	21,208
Total assets	$936,747	678,269
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,005	39,947
Short-term debt	317	1,094
Revolving credit agreements	9,000	12,000
Accrued expenses and other current liabilities	40,602	34,475
Total current liabilities	101,924	87,516
Long-term liabilities:
Revolving credit agreements	131,386	34,989
Deferred tax liabilities	28,835	23,264
Other long-term liabilities	70,803	17,224
Total liabilities	332,948	162,993
Commitments and contingencies (note 15)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares; issued, 75,331,310
and 75,289,614 shares at June 30, 2012 and 2011, respectively	8	8
Additional paid-in capital	405,675	399,900
Retained earnings	119,863	80,300
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	1,256	937
Pension liability adjustment, net of tax	(8,058)	(3,933)
Unrealized gain on available for sale securities, net of tax	(38)	1
Total accumulated other comprehensive loss	(6,840)	(2,995)
Treasury stock at cost, 282,437 shares at June 30, 2012 and 2011	(4)	(4)
Total Globe Specialty Metals, Inc. stockholders’ equity	518,702	477,209
Noncontrolling interest	85,097	38,067
Total stockholders’ equity	603,799	515,276
Total liabilities and stockholders’ equity	$936,747	678,269

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Income
Years ended June 30, 2012, 2011, and 2010
(In thousands, except per share amounts)

	2012	2011	2010
Net sales	$705,544	641,863	472,658
Cost of goods sold	552,873	488,018	390,093
Selling, general, and administrative expenses	61,623	54,739	47,875
Research and development	127	87	200
Business interruption insurance recovery	(450)	—	—
Restructuring charges	—	—	(81)
(Gain) loss on sale of business	(54)	4,249	(19,715)
Operating income	91,425	94,770	54,286
Other income (expense):
Interest income	243	214	318
Interest expense, net of capitalized interest	(7,610)	(3,198)	(4,372)
Foreign exchange gain (loss)	1,191	(390)	3,811
Other income	1,387	1,318	764
Income before provision for income taxes	86,636	92,714	54,807
Provision for income taxes	28,760	35,988	20,539
Net income	57,876	56,726	34,268
Income attributable to noncontrolling interest, net of tax	(3,306)	(3,918)	(167)
Net income attributable to Globe Specialty Metals, Inc.	$54,570	52,808	34,101
Weighted average shares outstanding:
Basic	75,039	74,925	73,512
Diluted	76,624	76,624	74,770
Earnings per common share:
Basic	$0.73	0.70	0.46
Diluted	0.71	0.69	0.46
Cash dividends declared per common share	0.20	0.15	—

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Changes in Stockholders’ Equity
Years ended June 30, 2012, 2011, and 2010
(In thousands)

	Globe Specialty Metals, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other	Treasury			Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock	Noncontrolling	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	at Cost	Interest	Income (Loss)	Equity
Balance at June 30, 2009	66,944	$7	303,364	4,660	(3,644)	(4)	6,969	(48,525)	311,352
Warrants exercised	257	—	1,287	—	—	—	—		1,287
UPOs exercised	1,519	—	210	—	—	—	—		210
Share-based compensation	3	—	5,712	—	—	—	—		5,712
Stock option exercises	99	—	616	—	—	—	—		616
Stock issuance	5,600	—	34,768	—	—	—	—		34,768
Sale of noncontrolling interest	—	—	44,397	—	—	—	27,012		71,409
Realized gain on available-for-sale securities	—	—	—	—	(10)	—	—		(10)
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	64	—	1	65	65
Pension liability adjustment (net of income
tax benefit of $551)	—	—	—	—	(851)	—	—	(851)	(851)
Unrealized gain on available-for-sale securities
(net of provision for income taxes of $1)	—	—	—	—	3	—	—	3	3
Net income	—	—	—	34,101	—	—	167	34,268	34,268
Total comprehensive income								33,485	33,485
Balance at June 30, 2010	74,422	7	390,354	38,761	(4,438)	(4)	34,149		458,829
Share-based compensation	4	—	4,332	—	—	—	—		4,332
Stock option exercises	864	1	5,214	—	—	—	—		5,215
Cash dividend declared	—	—	—	(11,269)	—	—	—		(11,269)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	795	—	—	795	795
Pension liability adjustment (net of income
tax benefit of $419)	—	—	—	—	647	—	—	647	647
Unrealized gain on available-for-sale securities
(net of provision for income taxes of $0)	—	—	—	—	1	—	—	1	1
Net income	—	—	—	52,808	—	—	3,918	56,726	56,726
Total comprehensive income								58,169	58,169
Balance at June 30, 2011	75,290	8	399,900	80,300	(2,995)	(4)	38,067		515,276
Share-based compensation	4	—	2,482	—	—	—	—		2,482
Stock option exercises	38	—	195	—	—	—	—		195
Sale of noncontrolling interest	—	—	210	—	—	—	—		210
Cash dividend declared	—	—	—	(15,007)	—	—	—		(15,007)
Solsil shares purchased	—	—	2,888	—	—	—	(3,038)		(150)
Acquisition of Quebec Silicon	—	—	—	—	—	—	46,762		46,762
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	319	—	—	319	319
Pension liability adjustment (net of income
tax benefit of $2,528)	—	—	—	—	(4,125)	—	—	(4,125)	(4,125)
Unrealized loss on available-for-sale securities
(net of provision for income taxes of $13)	—	—	—	—	(39)	—	—	(39)	(39)
Net income	—	—	—	54,570	—	—	3,306	57,876	57,876
Total comprehensive income								54,031	54,031
Balance at June 30, 2012	75,332	$8	405,675	119,863	(6,840)	(4)	85,097		603,799

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Cash Flows
Years ended June 30, 2012, 2011, and 2010
(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$57,876	56,726	34,268
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	34,000	25,055	20,672
Depletion	848	—	—
Share-based compensation	2,482	4,332	5,712
(Gain) loss on sale of business	(54)	4,249	(19,715)
Amortization of deferred financing fees	2,180	195	271
Deferred taxes	9,312	13,538	(8,123)
Accretion	230	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,608	(4,664)	(29,029)
Inventories	10,729	(25,355)	(16,326)
Prepaid expenses and other current assets	(4,505)	(1,649)	6,984
Accounts payable	(5,047)	(7,833)	28,290
Accrued expenses and other current liabilities	2,038	(6,179)	(13,438)
Other	(8,790)	2,773	(28,821)
Net cash provided by (used in) operating activities	103,907	61,188	(19,255)
Cash flows from investing activities:
Capital expenditures	(41,836)	(35,039)	(22,901)
Acquisition of businesses, net of cash acquired of $4,090, $0, and $1,873 during the
years ended June 30, 2012, 2011, and 2010, respectively	(109,717)	—	(53,084)
Sale of businesses, net of cash disposed of $0, $0, and $17,132 during the
years ended June 30, 2012, 2011, and 2010, respectively	—	2,500	60,559
Working capital adjustments from acquisition of businesses, net	—	(2,038)	—
Other investing activities	(152)	(16,935)	(733)
Net cash used in investing activities	(151,705)	(51,512)	(16,159)
Cash flows from financing activities:
Borrowings of long-term debt	50,000	—	—
Payments of long-term debt	(50,000)	(17,012)	(21,917)
Borrowings of short-term debt	1,048	4,999	11,896
Payments of short-term debt	(1,825)	(11,972)	(10,518)
Borrowings under revolving credit agreements	136,408	35,989	22,000
Payments under revolving credit agreements	(54,462)	(5,000)	(6,000)
Debt issuance costs	(5,199)	(869)	—
Dividend payment	(15,007)	(11,269)	—
Proceeds from stock option exercises	195	5,215	616
Proceeds from warrants exercised	—	—	1,287
Proceeds from UPOs exercised	—	—	210
Sale of noncontrolling interest	—	—	97,917
Sale of common stock	—	—	36,456
Other financing activities	(1,296)	—	(1,387)
Net cash provided by financing activities	59,862	81	130,560
Effect of exchange rate changes on cash and cash equivalents	(262)	(578)	7
Net increase in cash and cash equivalents	11,802	9,179	95,153
Cash and cash equivalents at beginning of year	166,208	157,029	61,876
Cash and cash equivalents at end of year	$178,010	166,208	157,029

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$4,475	2,533	2,494
Cash paid for income taxes, net of refunds totaling $3,194, $586, and $2,729 during the
years ended June 30, 2012, 2011, and 2010, respectively	22,023	19,819	51,709

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements
 June 30, 2012, 2011, and 2010
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

On November 13, 2006, the Company acquired Globe Metallurgical, Inc. (GMI), a manufacturer of silicon metal and silicon-based alloys. GMI owns and operates plants in Beverly, Ohio, Alloy, West Virginia, Niagara Falls, New York, and Selma, Alabama. GMI’s products are sold primarily to the silicone chemical, aluminum, metal casting, and solar cell industries, primarily in the United States, Canada, and Mexico. GMI also owns 50% of Norchem, Inc. (Norchem). Norchem manufactures and sells additives that enhance the durability of concrete, refractory material, and oil well conditioners. GMI sells silica fume (also known as microsilica), a by-product of its ferrosilicon metal and silicon metal production process, to Norchem, as well as other companies.

On November 20, 2006, the Company acquired Stein Ferroaleaciones S.A. (SFA), an Argentine manufacturer of silicon-based alloys, and SFA’s affiliate, UltraCore Polska Sp.z.o.o. (UCP). a Polish manufacturer of cored wire alloys. SFA has been renamed Globe Metales S.A. (Globe Metales). Globe Metales is headquartered in Buenos Aires, Argentina, and operates a silicon-based alloy manufacturing plant in Mendoza province, Argentina and cored wire packing plants in San Luis province, Argentina and Police, Poland. Globe Metales’ products are important ingredients in the manufacturing of steel, ductile iron, machine and auto parts, and pipe.

On January 31, 2007, the Company acquired Camargo Correa Metais S.A. (CCM), one of Brazil’s largest producers of silicon metal and silica fume. CCM was renamed Globe Metais Indústria e Comércio S.A. (Globe Metais). On November 5, 2009, the Company sold 100% of its interest in Globe Metais. The sale of the Company’s equity interest in Globe Metais was executed in connection with the sale of a 49% membership interest in WVA Manufacturing, LLC (WVA LLC), a newly formed entity by the Company, to Dow Corning Corporation (Dow Corning).

On February 29, 2008, the Company completed the acquisition of approximately 81% of Solsil, Inc. (Solsil). Solsil is continuing to develop its technology to produce upgraded metallurgical grade silicon through a proprietary metallurgical process for use in photovoltaic (solar) cells. Solsil remains focused on research and development and is not presently producing material for commercial sale. On December 6, 2011, the Company purchased all the shares held by one of Solsil’s minority partners.  Additionally, Solsil issued and sold new shares to the Company.  Subsequent to these stock purchase transactions the Company owns 97.25% of Solsil.

On May 15, 2008, the Company purchased an ownership interest of approximately 58% of Ningxia Yonvey Coal Industrial Co., Ltd (Yonvey). Yonvey is a producer of carbon electrodes, an important input in the silicon metal production process. Yonvey now principally supplies its electrodes to our subsidiaries. Yonvey’s operations are located in Chonggang Industrial Park, Shizuishan in the Ningxia Hui Autonomous Region of China. On November 28, 2008, the Company increased its interest by an additional 12%.

On April 1, 2010, the Company acquired Core Metals Group Holdings LLC (Core Metals). Core Metals is a leading producer, marketer, and distributor of ferroalloys and specialty materials for the North American steel and foundry industry. The acquisition was made to strengthen our growing ferrosilicon business and expand the line of products and services we offer to steel markets around the world.

On July 28, 2011, the Company acquired Alden Resources, LLC (Alden) and Gatliff Services, LLC (Gatliff), collectively known as Alden. Alden is North America’s leading miner, processor and supplier of specialty metallurgical coal to the silicon and silicon-based alloy industries. The acquisition was made in order to secure a stable, long-term and low-cost supply of specialty metallurgical coal, a key ingredient in the production of silicon metal and silicon-based alloys.

On June 13, 2012, the Company acquired Becancour Silicon Metal Inc.'s ("BSI") 51% equity interest in Quebec Silicon Limited Partnership ("QSLP"), collectively known as Quebec Silicon. The Company will operate Quebec Silicon’s silicon metal plant located in Becancour, Quebec with its joint venture partner Dow Corning.

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

d.  Foreign Currency Translation

The determination of the functional currency for the Company’s foreign subsidiaries is made based on appropriate economic factors, including the currency in which the subsidiary sells its products, the market in which the subsidiary operates, and the currency in which the subsidiary’s financing is denominated. Based on these factors, management has determined that the U.S. dollar is the functional currency for Globe Metales. The U.S. dollar was also the functional currency for Globe Metais prior to its divestiture. The functional currency for Yonvey is the Chinese renminbi. Yonvey’s assets and liabilities are translated using current exchange rates in effect at the balance sheet date and for income and expense accounts using average exchange rates. The functional currency for Quebec Silicon is the Canadian dollar. Quebec Silicon’s assets and liabilities are translated using current exchange rates in effect at the balance sheet date and for income and expense accounts using average exchange rates. Resulting translation adjustments are reported as a separate component of stockholders’ equity. Translation gains and losses are recognized on transactions in currencies other than the subsidiary’s functional currency and included in the consolidated statement of income for the period in which the exchange rates changed.

e.  Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

Refer to note 3 (Business Combinations, Investments, and Divestitures) and note 16 (Stockholders’ Equity) for supplemental disclosures of noncash investing and financing activities.

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

Cost for mineral properties and mine development costs, which are incurred to expand capacity of operating mines or to develop new mines, are capitalized and charged to operations based on the units-of production method over the estimated proven and probable reserve tons and based on the average useful life of the mine, respectively. Mine development costs include costs incurred for site preparation and development of the mines during the development stage.

h.  Business Combinations

When the Company acquires a business, the purchase price is allocated based on the fair value of tangible assets and identifiable intangible assets acquired, and liabilities assumed. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Goodwill as of the acquisition date is measured as the residual of the excess of the consideration transferred, plus the fair value of any noncontrolling interest in the acquiree at the acquisition date, over the fair value of the identifiable net assets acquired. If the fair value of the net assets acquired exceeds the purchase price, the resulting bargain purchase is recognized as a gain in the statement of income. Prior to the adoption of ASC Subtopic 805-10, Business Combinations (ASC 805-10), the resulting negative goodwill was allocated as a pro rata reduction of the values of acquired nonmonetary assets. The Company generally engages independent, third-party appraisal firms to assist in determining the fair value of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates are inherently uncertain. For all acquisitions, operating results are included in the consolidated statement of income from the date of acquisition.

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

Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds the implied fair value of goodwill of the reporting unit. Refer to note 3 (Business Combinations, Investments, and Divestitures) and note 7 (Goodwill and Other Intangibles) for additional information.

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

Refer to note 18 (Share-Based Compensation) for further information on the Company’s accounting for share-based compensation.

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

m.  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

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

n.  Financial Instruments

The Company accounts for derivatives and hedging activities in accordance with ASC Topic 815, Derivatives and Hedging (ASC 815). ASC 815 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company’s derivative instruments consist of an interest rate cap and interest rate swaps employed to manage interest rate exposures on long-term debt discussed in note 9 (Debt) and a power hedge and foreign exchange forward contracts to manage commodity price and foreign currency exchange exposures discussed in note 12 (Derivative Instruments).

o.  Accounting Pronouncements to be Implemented

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The objective of this amendment is to increase the prominence of other comprehensive income in the financial statements. The amendments require entities to report components of net income and the components of other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB issued Accounting Standards Update No. 2011-12, which deferred the specific requirements related to the presentation of reclassification adjustments. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We expect the adoption of this ASU will affect financial statement presentation only.

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

ASC 815.40 requires an entity to consolidate all subsidiaries over which it has a controlling financial interest and considers changes in the ownership interest while the entity retains its controlling financial interest in the subsidiary as equity transactions, resulting in no gain or loss recognition in the statement of income. As the Company retained a controlling financial interest in WVA LLC, no gain has been recognized in net income on the sale of the 49% membership interest. Rather, noncontrolling interest has been adjusted to reflect the change in our ownership interest in WVA LLC. The difference between the fair value of the consideration received, net of final purchase price adjustments, related transaction costs of $2,146, and provision for income taxes of $26,575, and the amount by which noncontrolling interest increased has been recognized as an increase in additional paid-in capital of $44,397.

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

Alden Resources, LLC:

On July 28, 2011, the Company, pursuant to three Membership Interest Purchase Agreements dated as of May 27, 2011 (the Purchase Agreements), purchased from NGPC Asset Holdings II, LP, NGP Capital Resources Company, and all other parties named in the Purchase Agreements 100% of the membership interest of Alden Resources, LLC (Alden) and Gatliff Services, LLC (Gatliff), as well as certain royalty interests held by NGP Capital Resources Company, for $73,200 plus an additional $6,800 that could be payable to NGP Capital Resources Company pursuant to an earn-out payment upon the achievement of certain financial results and operational metrics. The Company financed the acquisition with $55,000 of bank debt and $18,200 of cash. Alden is North America’s leading miner, processor and supplier of specialty metallurgical coal to the silicon and silicon-based alloy industries. The acquisition was made in order to secure a stable, long-term and low-cost supply of specialty metallurgical coal, a key ingredient in the production of silicon metal and silicon-based alloys. The Company finalized the purchase price allocation as of June 30, 2012. The results of the businesses acquired are included in the GMI operating segment.

Quebec Silicon:

On June 13, 2012, the Company closed its acquisition of Becancour Silicon Metal Inc.'s ("BSI") 51% equity interest in Quebec Silicon Limited Partnership ("QSLP") and other working capital assets, collectively known as Quebec Silicon. The acquisition was financed using $31,800 from the Company's new $300,000 revolving credit facility discussed in note 9 (Debt) and $8,803 cash.  The Company will operate Quebec Silicon’s silicon metal plant and will purchase approximately 51% of its finished goods output at a price approximately equal to the fully loaded cost of production and sell the material to third party customers. Dow Corning has the right to purchase the other 49% of the plant's output at a price approximately equal to the fully loaded cost of production. This arrangement is similar to the Company's existing joint venture with Dow Corning at its Alloy, West Virginia plant. The Company has engaged a third-party appraisal firm to assist in the process of determining the estimated fair value of certain assets acquired. Based on the preliminary purchase price allocation, goodwill totaling $3,062 has been recorded in connection with the Quebec Silicon acquisition and assigned to the GMI operating segment.

(4)        Inventories

Inventories comprise the following at June 30:

	2012	2011
Finished goods	$41,550	29,570
Work in process	403	2,078
Raw materials	62,957	67,213
Parts and supplies	14,531	10,431
Total	$119,441	109,292

At June 30, 2012, $112,418 in inventory is valued using the first-in, first-out method and $7,023 using the average cost method. At June 30, 2011, $102,478 in inventory is valued using the first-in, first-out method and $6,814 using the average cost method.

(5)        Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets comprise the following at June 30:

	2012	2011
Deferred taxes	$4,681	5,766
Income tax receivables	6,450	3,777
Value added and other non-income tax receivables	4,370	3,391
Restricted cash	—	4,404
Other	12,414	10,538
Total	$27,915	27,876

(6)	Property, Plant, and Equipment

Property, plant, and equipment, net is comprised of the following at June 30:

	2012	2011
Land, land improvements, and land use rights	$10,831	6,907
Building and improvements	76,395	43,076
Machinery and equipment	175,305	93,891
Furnaces	193,055	136,177
Mineral reserves	55,843	—
Mine development	4,058	—
Other	4,852	3,993
Construction in progress	23,616	23,743
Property, plant, and equipment, gross	543,955	307,787
Less accumulated depreciation, depletion and amortization	(111,194)	(77,810)
Property, plant, and equipment, net	$432,761	229,977

Depreciation, depletion and amortization expense for the year ended June 30, 2012 was $34,848, of which $34,083 is recorded in cost of goods sold and $765 is recorded in selling, general, and administrative expenses, respectively. Depreciation, depletion and amortization expense for the year ended June 30, 2011 was $25,055, of which $24,330 is recorded in cost of goods sold and $725 is recorded in selling, general, and administrative expenses, respectively. Depreciation, depletion and amortization expense for the year ended June 30, 2010 was $20,362, of which $19,912 is recorded in cost of goods sold and $450 is recorded in selling, general, and administrative expenses, respectively.

Capitalized interest for the years ended June 30, 2012, 2011, and 2010 was $24, $52, and $376, respectively.

(7)	Goodwill and Other Intangibles

Goodwill and other intangibles presented below have been allocated to the Company’s operating segments.

a.  Goodwill

Changes in the carrying amount of goodwill, by reportable segment, during the years ended June 30 are as follows:

		Globe
	GMI	Metales	Solsil	Other	Total
Balance at June 30, 2010
Goodwill	$30,405	14,313	57,656	7,307	109,681
Accumulated impairment loss	—	—	(57,656)	—	(57,656)
	30,405	14,313	—	7,307	52,025
Core Metals purchase price allocation adjustments	1,124	—	—	—	1,124
Foreign exchange rate changes	—	—	—	354	354
Balance at June 30, 2011
Goodwill	31,529	14,313	57,656	7,661	111,159
Accumulated impairment loss	—	—	(57,656)	—	(57,656)
	31,529	14,313	—	7,661	53,503
Quebec Silicon acquisition	3,063	—	—	—	3,063
Foreign exchange rate changes	(1)	—	—	175	174
Balance at June 30, 2012
Goodwill	34,591	14,313	57,656	7,836	114,396
Accumulated impairment loss	—	—	(57,656)	—	(57,656)
	$34,591	14,313	—	7,836	56,740

b.  Other Intangible Assets

 There were no changes in the value of the Company’s indefinite lived intangible assets during the years ended June 30, 2012 or 2011. The trade name balance is $477 at June 30, 2012 and 2011.

Amortization expense of purchased intangible assets for the years ended June 30, 2012, 2011 and 2010 was $0, $0 and $310, respectively, which is recorded in cost of goods sold. The carrying amount of definite lived intangible assets at both June 30, 2012 and June 30, 2011 is $0.

(8)        Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates comprise the following:

		Balance at	Balance at
	Ownership	June 30,	June 30,
	Interest	2012	2011
Equity method investment:
Norchem	50.00%	$3,244	2,667
Other cost investments:
Inversora Nihuiles S.A.(a)	9.75%	3,067	3,067
Inversora Diamante S.A.(b)	8.40%	2,906	2,906
Total		$9,217	8,640

(a) This entity owns a 51% interest in Hidroelectrica Los Nihuiles S.A., which is a hydroelectric company in Argentina.
(b) This entity owns a 59% interest in Hidroelectrica Diamante S.A., which is a hydroelectric company in Argentina.

Equity income from our Norchem investment was $577, $455, and $257, respectively, for the years ended June 30, 2012, 2011, and 2010, which is included in other income.

(9)        Debt

a.  Short-Term Debt

Short-term debt comprises the following:

		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line
June 30, 2012:
Type debt:
Export financing	$—	—	$9,269
Other	317	5.00%	—
Total	$317		$9,269

June 30, 2011:
Type debt:
Export financing	$731	2.75%	$8,310
Other	363	8.00%	—
Total	$1,094		$8,310

Export Financing Agreements — The Company’s Argentine subsidiary maintains various short-term export financing agreements. Generally, these arrangements are for periods ranging between seven and eleven months, and require the Company to pledge as collateral certain export accounts receivable.

b.  Revolving Credit Agreements

A summary of the Company’s revolving credit agreements at June 30, 2012 is as follows:

		Weighted
	Outstanding	Average	Unused	Total
	Balance	Interest Rate	Commitment	Commitment
Revolving multi-currency credit facility	$128,163	2.00%	$171,837	300,000
Revolving credit facility	9,000	2.39%	11,000	20,000
Revolving credit agreement	3,223	5.00%	11,417	14,640

On May 31, 2012 the Company entered into a credit agreement which provides for a $300,000 five-year revolving multi-currency credit facility which includes provisions for the issuance of standby letters of credit, a $10,000 sublimit for swingline loans and a $25,000 sublimit letter of credit facility. The credit facility refinanced existing debt and closing costs of $96,550 and financed the acquisition of Quebec Silicon of $31,800. The credit facility currently provides an additional $171,800 of borrowing capacity. At the Company’s election, the credit facility may be increased from time to time by an amount up to $125,000 in the aggregate; such increase may be in the form of term loans or increases in the revolving credit line. The agreement contains provisions for adding domestic and foreign subsidiaries of the Company as additional borrowers under the credit facility. The agreement terminates on May 31, 2017 and requires no scheduled prepayments before that date. The Company classifies borrowings under this credit facility as long-term liabilities.

Interest on borrowings under the credit agreement is payable, at the Company’s election, at either (a) a base rate (the higher of (i) the U.S. federal funds rate plus 0.50% per annum, (ii) the Administrative Agent’s prime rate or (iii) an adjusted London Interbank Offered Rate for loans with a one month interest period plus 1.00% per annum plus a margin ranging from 0.75% to 1.50% per annum (such margin determined by reference to the leverage ratio set forth in the credit agreement), or (b) the adjusted London Interbank Offered Rate plus a margin ranging from 1.75% to 2.50% per annum (such margin determined by reference to the leverage ratio set forth in the credit agreement). Certain commitment fees are also payable under the credit agreement. The credit agreement contains various covenants. They include, among others, a maximum total debt to earnings before income tax, depreciation and amortization ratio, a minimum interest coverage ratio and a maximum capital expenditures covenant. The credit facility is guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). Borrowings under the credit agreement are collateralized by substantially all of the assets of the Company and the Guarantors, including certain real property, equipment, accounts receivable and inventory and the stock of certain of the Company’s and the Guarantors’ subsidiaries.

The Company was in compliance with the loan covenants at June 30, 2012, except as related to restrictions on capital expenditures. The Company received a waiver for the restriction limiting capital expenditures for the fiscal year ended June 30, 2012.

On October 1, 2010, the Company entered into a $15,000 revolving credit facility, and utilized proceeds from borrowings under the revolving credit facility to repay the Company’s $5,880 short-term notes payable to Dow Corning. On March 5, 2012, the Company entered into an agreement to amend the Company’s existing revolving credit facility. The amended agreement provides for a $20,000 revolving credit facility. Total borrowings under this revolving credit facility were $9,000 at June 30, 2012. Interest on advances under the revolving credit facility accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. The credit facility is subject to certain restrictive and financial covenants, which include limits on additional debt, a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization and minimum net worth. The Company was in compliance with the loan covenants at June 30, 2012. The Company classifies borrowings under this revolving credit facility as current liabilities as the arrangement is payable in full upon the earlier of 10 business days following written demand by the lender or the agreement’s expiration on June 30, 2013.

The Company’s subsidiary, Quebec Silicon, entered into a revolving credit agreement dated October 1, 2010 and amended on November 23, 2011, which provides for up to $15,000 Canadian Dollars to fund Quebec Silicon’s working capital requirements. Funding under the revolving credit agreement is available upon request at any time, up to the full amount of the unused credit commitment and subject to continued compliance. Interest on borrowings under the credit agreement is payable at a variable rate of Canadian prime plus 2.00% (5.00% at June 30, 2012), payable quarterly. The credit agreement expires on October 1, 2013, and may be terminated earlier, at the lender’s discretion. All of Quebec Silicon’s assets, properties and revenues have been pledge as security for Quebec Silicon’s obligations under the revolving credit agreement. As of June 30, 2012, $3,223 ($3,304 Canadian Dollars) was outstanding under the facility.

On March 30, 2011, certain of the Company’s domestic subsidiaries (the Borrowers) entered into an agreement to amend and restate the Company’s existing senior credit facility and senior term loan. The amended and restated senior credit agreement provides for a $90,000 revolving credit facility, subject to a defined borrowing base, and matures on March 30, 2014. This facility includes a provision for the issuance of standby letters of credit and a $10,000 sublimit for swingline loans. The facility may be increased from time to time by an amount up to $10,000 in the aggregate at the Company’s election, subject to approval by the existing or additional lenders. Interest on borrowings under the credit agreement is payable, at the Company’s election, at either a base rate (the higher of the U.S. federal funds rate plus 0.50% per annum and the issuing bank’s “prime rate”) plus a margin of 1.50% per annum, or LIBOR plus a margin of 2.25% per annum. Certain commitment fees are also payable under the credit agreement. The facility is guaranteed by certain of the Borrowers’ subsidiaries, and borrowings under the credit agreement are collateralized by the Borrowers’ cash and cash equivalents, accounts receivable, and inventories, and the stock of their subsidiaries. Outstanding balances on this term loan were paid down and refinanced with the revolving multi-currency credit facility the Company entered into on May 31, 2012.

See note 12 (Derivative Instruments) for a discussion of derivative financial instruments entered into to reduce the Company’s exposure to interest rate fluctuations on outstanding debt.

c.  Long-Term Debt

The Company’s subsidiary, GBG Holdings, LLC, entered into a three-year term loan in an aggregate principal amount of $50,000 in July 2011. Interest on the term loan accrues at LIBOR plus an applicable margin percentage. Outstanding balances on this term loan were paid down and refinanced with the revolving multi-currency credit facility the Company entered into on May 31, 2012.

d.  Fair Value of Debt

The recorded carrying values of our debt balances approximate fair value given our debt is at variable rates tied to market indicators or is short-term in nature.

(10)      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities comprise the following at June 30:

	2012	2011
Accrued wages, bonuses, and benefits	$12,135	11,877
Acquired contract obligations	7,173	—
Deferred revenue	4,909	—
Accrued income taxes	3,846	4,257
Current portion of capital lease obligations	2,544	—
Current portion of retained acquisition contingencies	1,479	10,931
Accrued insurance	1,297	758
Accrued property taxes	1,149	1,161
Accrued professional fees	524	1,093
Deferred taxes	49	36
Other	5,497	4,362
Total	$40,602	34,475

(11)      Other Long-Term Liabilities

Other long-term liabilities comprise the following at June 30:

	2012	2011
Accrued pension and postretirement benefits liability	$34,076	7,716
Capital lease obligations	11,742	—
Acquired contract obligations	10,949	—
Retained acquisition contingencies	4,931	5,791
Asset retirement obligations	3,424	—
Other	5,681	3,717
Total	$70,803	17,224

(12)      Derivative Instruments

The Company enters into derivative instruments to hedge certain interest rate, currency, and commodity price risks. The Company does not engage in interest rate, currency, or commodity speculation, and no derivatives are held for trading purposes. All derivatives are accounted for using mark-to-market accounting. The Company believes it is not practical to designate its derivative instruments as hedging instruments as defined under ASC Subtopic 815-10, Derivatives and Hedging (ASC 815). Accordingly, the Company adjusts its derivative financial instruments to current market value through the consolidated statement of income based on the fair value of the agreement as of period-end. Although not designated as hedged items as defined under ASC 815, these derivative instruments serve to significantly offset the Company’s interest rate, currency, and commodity risks. Gains or losses from these transactions offset gains or losses on the assets, liabilities, or transactions being hedged. No credit loss is anticipated as the counterparties to these agreements are major financial institutions that are highly rated.

Interest Rate Risk:

The Company is exposed to market risk from changes in interest rates on certain of its short-term and long-term debt obligations. The Company has historically utilized interest rate swaps and interest rate cap agreements to reduce our exposure to interest rate fluctuations. All interest rate derivatives were settled when the Company closed on the $300,000 revolving multi-currency credit facility discussed in note 9 (Debt).

Foreign Currency Risk:

The Company is exposed to market risk arising from changes in currency exchange rates as a result of its operations outside the United States, principally in Argentina, China and Canada. A portion of the Company’s net sales generated from its non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of the Company’s operating costs for its non-U.S. operations are denominated in local currencies, principally the Argentine peso and the Chinese renminbi. Consequently, the translated U.S. dollar value of the Company’s non-U.S. dollar net sales, and related accounts receivable balances, and our operating costs are subject to currency exchange rate fluctuations. Derivative instruments are not used extensively to manage this risk. At June 30, 2012, the Company had foreign exchange forward contracts covering approximately 7,500 Euro, expiring at dates ranging from September 2012 to November 2012, at an average exchange rate of 1.30 Canadian dollar to 1.00 Euro.

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

The effect of the Company’s derivative instruments on the consolidated statements of income is summarized in the following table:

	(Loss) Gain Recognized
	During
	the Years Ended June 30			Location
	2012	2011	2010	of (Loss) Gain
Interest rate derivatives	$(119)	(252)	(1,231)	Interest expense
Foreign exchange forward contracts	20	(190)	772	Foreign exchange gain (loss)
Power hedge	(1,272)	173	(243)	Cost of goods sold

The fair values of the Company’s derivative instruments at June 30, 2012 are summarized in note 19 (Fair Value Measures). The liability associated with the Company’s power hedge of $742 is included in other long-term liabilities, and the liability associated the Company’s foreign exchange forward contracts of $20 is included in accrued expenses and other current liabilities. The company holds no interest rate derivatives at June 30, 2012.

(13)      Benefit Plans

a.  Defined Benefit Retirement Plans

The Company’s subsidiary, GMI, sponsors three noncontributory defined benefit pension plans covering certain employees. These plans were frozen in 2003. The Company’s subsidiary, Core Metals, sponsors a noncontributory defined benefit pension plan covering certain employees. This plan was closed to new participants in April 2009.

The Company’s subsidiary, Quebec Silicon, sponsors a contributory defined benefit pension plan and postretirement benefit plan for certain employees, based on length of service and remuneration. Postretirement benefits consist of a group insurance plan covering plan members for life insurance, disability, hospital, medical, and dental benefits.

The Company’s funding policy has been to contribute, as necessary, an amount in excess of the minimum requirements in order to achieve the Company’s long-term funding targets. During the years ended June 30, 2012 and 2011, the Company made contributions of $2,482 and $1,080, respectively, to the pension plans.

The Company uses a June 30 measurement date for these defined benefit plans.

Benefit Obligations and Funded Status — The following provides a reconciliation of the benefit obligations, plan assets, and funded status of the plans at June 30, 2012 and 2011:

	Pension Plans		Nonpension Postretirement Plan
	2012	2011	2012	2011
Change in benefit obligations:
Benefit obligations at beginning of year	$30,218	28,367	$—	—
Acquisition of business	23,827	—	11,906	—
Interest cost	1,553	1,439	—	—
Service cost	102	114	—	—
Amendments	465	—	—	—
Actuarial loss	6,860	1,698	—	—
Benefits paid	(1,430)	(1,400)	—	—
Benefit obligations at end of year	$61,595	30,218	$11,906	—

Change in plan assets:
Fair value of plan assets at beginning of year	$22,502	19,249	$—	—
Acquisition of business	14,328	—	—	—
Actual gain on plan assets	1,543	3,573	—	—
Employer contributions	2,482	1,080	—	—
Benefits paid	(1,430)	(1,400)	—	—
Fair value of plan assets at end of year	$39,425	22,502	$—	—

Funded status at end of year:
Fair value of plan assets	$39,425	22,502	$—	—
Benefit obligations	61,595	30,218	11,906	—
Funded status	$(22,170)	(7,716)	$(11,906)	—

Amounts recognized in the consolidated balance sheet consist of:
Noncurrent liability	$(22,170)	(7,716)	$11,802	—
Current liability	—	—	104	—
Accumulated other comprehensive loss	13,008	6,356	—	—

All of our pension and postretirement plans are underfunded, and have been underfunded for all years presented. The amounts recognized in other comprehensive (loss) income consist entirely of net actuarial loss during the years ended June 30, 2012, 2011, and 2010 and totaled ($6,652), $1,066, and ($1,402), respectively.

At June 30, 2012 and 2011, the accumulated benefit obligations were $61,595 and $30,218, respectively, for defined benefit pension plans and $11,906 and $0, respectively, for the defined postretirement benefit plan.

Net Periodic Pension Expense — The components of net periodic pension expense (benefit) for the Company’s defined benefit pension plans are as follows:

	2012	2011	2010
Interest cost	$1,553	1,439	1,285
Service cost	102	114	26
Expected return on plan assets	(1,737)	(1,487)	(1,075)
Amortization of net loss	866	678	572
Net periodic pension expense	$784	744	808

In fiscal year 2013, actuarial net losses of approximately $1,774 are expected to be recognized into periodic benefit cost from accumulated other comprehensive loss.

Assumptions and Other Data — The assumptions used to determine benefit obligations at June 30, 2012 and 2011 follow:

	Pension Plans		Nonpension Postretirement Plans
	2012	2011	2012	2011
Discount rate	3.5% - 5.0%	5.25% - 5.30%	5.10%	—

The discount rate used in calculating the present value of our pension plan obligations is developed based on the Citigroup Pension Discount Curve for both the GMI plans and Core Metals plan, and the Mercer Yield Curve for Quebec Silicon pension and postretirement benefit plans and the expected cash flows of the benefit payments.

The assumptions used to determine net periodic expense for the Company’s defined benefit pension plans for years ended June 30, 2012, 2011, and 2010 are as follows:

	2012	2011	2010
Discount rate	5.00% - 5.30%	5.25%	5.85% - 6.25%
Expected return on plan assets	5.50% - 8.00%	8.00% - 8.50%	8.00% - 8.50%

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

The Company expects to make discretionary contributions of approximately $4,128 to the pension plans for the year ending June 30, 2013.

The following reflects the gross benefit payments that are expected to be paid for the benefit plans for the years ended June 30:

	Pension Plans	Nonpension Postretirement Plans
2013	$2,555	$104
2014	2,788	153
2015	2,981	209
2016	3,193	259
2017	3,305	303
Years 2018-2022	17,398	2,066

The accumulated nonpension postretirement benefit obligation has been determined by application of the provisions of the Company’s health care and life insurance plans including established maximums, relevant actuarial assumptions and health care cost trend rates projected at 8.5% for fiscal 2013 and decreasing to an ultimate rate of 4.5% in fiscal 2027. The effect of a 1% increase in health care cost trend rate on nonpension postretirement benefit obligation is $2,801. The effect of a 1% decrease in health care cost trend rate on nonpension postretirement benefit obligation is ($2,134).

The Company’s overall strategy is to invest in high-grade securities and other assets with a limited risk of market value fluctuation. In general, the Company’s goal is to maintain the following allocation ranges:

Equity securities	55 - 70%
Fixed income securities	30 - 40
Real estate	5 - 10

The fair values of the Company’s pension plan assets as of June 30, 2012 are as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
	(Level 1)	(Level 2)	Total
Cash and cash equivalents	$418	—	418
Equity securities:
Domestic equity mutual funds	4,307	—	4,307
International equity mutual funds	3,707	—	3,707
Commingled domestic equity funds	—	3,253	3,253
Commingled international equity funds	—	6,339	6,339
Fixed income securities:			—
Fixed income mutual funds	9,348	—	9,348
Commingled fixed income funds	—	11,082	11,082
Real estate mutual funds	971	—	971
	$18,751	20,674	39,425

The fair values of the Company’s pension plan assets as of June 30, 2011 are as follows:
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
	(Level 1)	(Level 2)	Total
Cash and cash equivalents	$341	—	341
Equity securities:
Domestic equity mutual funds	5,083	—	5,083
International equity mutual funds	2,573	—	2,573
Commingled domestic equity funds	—	3,374	3,374
Fixed income securities:			—
Fixed income mutual funds	8,212	—	8,212
Commingled fixed income funds	—	2,037	2,037
Real estate mutual funds	882	—	882
	$17,091	5,411	22,502

See note 19 (Fair Value Measures) for additional disclosures related to the fair value hierarchy. The Company held no level 3 assets during the year.

b.  Other Benefit Plans

The Company administers healthcare benefits for certain retired employees through a separate welfare plan requiring reimbursement from the retirees.

The Company’s subsidiary, GMI, provides two defined contribution plans (401(k) plans) that allow for employee contributions on a pretax basis. During fiscal year 2008, the Company agreed to match 25% of participants’ contributions up to a maximum of 6% of compensation. Company matching contributions for the years ended June 30, 2012, 2011, and 2010 were $330, $202, and $223, respectively. Additionally, subsequent to the acquisition of Core Metals as discussed in note 3 (Business Acquisitions, Investments, and Divestitures), the Company began sponsoring the Core Metals defined contribution plan. Under the plan the Company may make discretionary payments to salaried and non-union participants in the form of profit sharing and matching funds. Company matching contributions for the years ended June 30, 2012, 2011, and 2010 were $102, $111, and $26, respectively.

Other benefit plans offered by the Company include a Section 125 cafeteria plan for the pretax payment of healthcare costs and flexible spending arrangements.

(14)      Income Taxes

The sources of income before provision for income taxes and income attributable to noncontrolling interest for the years ended June 30, 2012, 2011, and 2010 were as follows:

	2012	2011	2010
U.S. operations	$73,859	87,096	21,865
Non-U.S. operations	12,777	5,618	32,942
Total	$86,636	92,714	54,807

The components of current and deferred income tax expense are as follows:

	2012	2011	2010
Current:
Federal	$13,506	16,113	10,471
State	1,996	1,982	2,686
Foreign	3,946	4,355	14,446
Total current	19,448	22,450	27,603

Deferred:
Federal	8,257	12,622	(3,745)
State	1,244	1,107	(3,315)
Foreign	(189)	(191)	(4)
Total deferred	9,312	13,538	(7,064)
Total provision for income taxes	$28,760	35,988	20,539

The following is a reconciliation, stated in percentage, of the U.S. statutory federal income tax rate to our effective tax rate for the years ended June 30, 2012, 2011, and 2010:

	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.4	2.6	(3.6)
Foreign tax holiday and rate differential	(1.8)	0.7	2.3
Change in valuation allowance	1.1	(0.2)	5.5
Domestic production activities deduction	(1.9)	(1.7)	(1.2)
Other items	(1.6)	2.4	(0.5)
Effective tax rate	33.2%	38.8%	37.5%

The Company operated under a tax holiday in Argentina, where the Company’s manufacturing income was taxed at a preferential rate, which varied based on production levels from the Company’s Argentine facilities, compared to a statutory rate of 35%. The tax holiday in Argentina expired in June 2012. For the year ended June 30, 2012, the foreign tax holiday in Argentina provided a benefit of $144 to net income and no impact to earnings per share.

As of June 30, 2012, we had approximately $80,000 of undistributed foreign earnings. We intend to continue to reinvest earnings outside the U.S. for the foreseeable future, and therefore, have not recognized any U.S. tax expense on these earnings.

Significant components of the Company’s deferred tax assets and deferred tax liabilities at June 30, 2012 and 2011 consist of the following:

	2012	2011
Deferred tax assets:
Inventories	$3,676	2,414
Accounts receivable	198	139
Accruals	9,322	6,673
Deferred Revenue	178	298
Net operating losses and other carryforwards	16,223	17,999
Other assets	901	259
Share-based compensation	5,104	4,868
Gross deferred tax assets	35,602	32,650
Valuation allowance	(10,340)	(8,754)
Net deferred tax assets	25,262	23,896
Deferred tax liabilities:
Fixed assets	(46,257)	(39,340)
Prepaid expenses	(1,861)	(899)
Intangibles	(1,147)	(974)
Total deferred tax liabilities	(49,265)	(41,213)
Net deferred tax liabilities	$(24,003)	(17,317)

The Company has tax benefits for net operating loss carry forwards (NOLs), a portion of which are subject to various limitations, which expire at various dates in the future. The Company’s NOLs and expiration dates at June 30, 2012 are as follows:

	Amount	Expires
Federal	$23,204	2024 through 2026
State	105,123	2013 through 2031
Foreign	9,074	2013 through 2021

The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. For the year ended June 30, 2012, the increase in the valuation allowance of $1,586 was primarily attributable to the Company’s net operating loss carryforwards in China and a corresponding adjustment to the valuation allowance resulting in no net impact on the Company’s provision for income taxes. For the year ended June 30, 2011, the decrease in the valuation allowance of $4,743 was primarily attributable to a decrease in the Company’s net operating loss carryforwards in China due to taxable income in 2011 and a corresponding adjustment to the valuation allowance resulting in no net impact on the Company’s provision for income taxes.

The total valuation allowance at June 30, 2012, 2011, and 2010 is $10,340, $8,754, and $13,497, respectively, and consists of the following:

	2012	2011	2010
Federal NOLs	$4,100	4,100	3,848
State NOLs	857	819	1,055
Foreign NOLs	2,787	1,229	5,781
Federal credits	236	235	463
State credits	2,360	2,371	2,350
Total	$10,340	8,754	13,497

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. The Company’s principal jurisdictions include the U.S., Canada, Argentina, and China. The number of open tax years subject to examination varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions and the related open tax years subject to examination are as follows: the U.S. from 2009 to present, Argentina from 2006 to present, and China from 2009 to present.

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

	2012	2011	2010
Balance at the beginning of the year	$774	2,039	—
Gross increases for prior year tax positions	—	206	2,039
Gross decreases for prior year tax positions	(252)	(1,471)	—
Balance at the end of the year	$522	774	2,039

The Company has elected to include interest and penalties in its income tax expense. Included in our liability for uncertain tax positions are interest and penalties of $76, $145, and $336 for the years ended June 30, 2012, 2011, and 2010, respectively. For the years ended June 30, 2012, 2011, and 2010, we recognized $42, ($149), and $268, respectively, of interest and penalties in income tax benefit/provision. The Company believes that it is reasonably possible that approximately $146 of its currently remaining uncertain tax position liability may be recognized within the next twelve months. The portion of uncertain tax positions as of June 30, 2012 that would, if recognized, impact the effective tax rate was $522, $774, and $629 as of June 30, 2012, 2011, and 2010, respectively.

(15)      Commitments and Contingencies

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

b.  Environmental Contingencies

It is the Company’s policy to accrue for costs associated with environmental assessments, remedial efforts, or other environmental liabilities when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. When a liability for environmental remediation is recorded, such amounts will be recorded without giving effect to any possible future recoveries. At June 30, 2012, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

c.  Asset Retirement Obligations

As of June 30, 2012 and 2011, the Company has recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $5,731 and $888, respectively. There were no assets that were legally restricted for purposes of settling asset retirement obligations at June 30, 2012 or 2011.

d.  Employee Contracts

As of June 30, 2012, the Company had 1,493 employees. The Company’s total employees consist of 458 salaried employees and 1,035 hourly employees, and include 665 unionized employees. 44.5% of the workforce is covered by collective bargaining agreements and 17.3% of the workforce is covered by collective bargaining agreements expiring within one year of June 30, 2012.

e.  Power Commitments

Electric power is a major cost of the Company’s production process as large amounts of electricity are required to operate arc furnaces. A summary of electric power commitments follows:

Facility	Supplier	Terms	Price Structure	Capacity
Alloy, West Virginia	Appalachian Power	Through October 30, 2012, 1-year termination notice	Published tariff rate	110 MW interruptible
Alloy, West Virginia	Brookfield Power	Through December 31, 2021	Fixed rate	100 MW (hydro power)
Beverly, Ohio	American Electric Power	Evergreen, 1-year termination notice	Published tariff rate	2.5 MW firm 85 MW interruptible
Niagara Falls, New York	New York Power Authority	Through September 30, 2021	Based on the EP and RP commodity agreement	32.6 MW replacement 7.3 MW expansion
Selma, Alabama	Alabama Power	Evergreen, 1-year termination notice	Published tariff rate	2.15 MW firm 40.85 MW interruptible
Bridgeport, Alabama	Tennessee Valley Authority	Through April 30, 2020, 2-year termination notice	Fixed rate, reset annually	10MW firm 30MW interruptible
Becancour, Quebec	Hydro Quebec	Through November 3, 2012	Published tariff rate	2.0 MW firm 80 MW interruptible

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

f.  Lease Commitments

The Company leases certain machinery and equipment, automobiles, railcars and office space. For the years ended June 30, 2012, 2011, and 2010, lease expense was $3,527, $3,173, and $2,191, respectively.

Minimum rental commitments under noncancelable operating and capital leases outstanding at June 30, 2012 for the fiscal years of 2013 onward are as follows:

	2013	2014	2015	2016	2017	Thereafter
Operating lease obligations	$3,266	2,053	846	181	—	—
Capital lease obligations	2,544	2,562	2,445	2,505	2,213	2,029

(16)      Stockholders’ Equity

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

As discussed in note 3, the Company recorded an increase in noncontrolling interest of $46,762 in association with the purchase of 51% interest in Quebec Silicon on June 13, 2012.

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

g. Solsil Share Purchase

On December 6, 2011, the Company purchased all the shares held by one of Solsil’s minority partners for $150. Additionally, Solsil issued and sold new shares to the Company for $3,500. Subsequent to these stock purchase transactions the Company owns 97.25% of Solsil.

(17)      Earnings Per Share

Basic earnings per common share are calculated based on the weighted average number of common shares outstanding during the years ended June 30, 2012, 2011, and 2010, respectively. Diluted earnings per common share assumes the exercise of stock options, the conversion of warrants, and the exercise of UPOs, provided in each case the effect is dilutive.

The reconciliation of the amounts used to compute basic and diluted earnings per common share for the years ended June 30, 2012, 2011, and 2010 is as follows:

	2012	2011	2010
Basic earnings per share computation
Numerator:
Net income attributable to Globe Specialty Metals, Inc.	$54,570	52,808	34,101
Denominator:
Weighted average basic shares outstanding	75,038,674	74,924,947	73,511,696
Basic earnings per common share	$0.73	0.70	0.46
Diluted earnings per share computation
Numerator:
Net income attributable to Globe Specialty Metals, Inc.	$54,570	52,808	34,101
Denominator:
Weighted average basic shares outstanding	75,038,674	74,924,947	73,511,696
Effect of dilutive securities	1,585,218	1,699,398	1,258,451
Weighted average diluted shares outstanding	76,623,892	76,624,345	74,770,147
Diluted earnings per common share	$0.71	0.69	0.46

The following potential common shares were excluded from the calculation of diluted earnings per common share because their effect would be anti-dilutive:

	2012	2011	2010
Stock options	1,101,079	66,667	160,000

(18)      Share-Based Compensation

a.  Stock Plan

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

At June 30, 2012, there were 497,633 shares available for grant. During the year ended June 30, 2012, share-based compensation awards were limited to the issuance of 1,013,270 nonqualified stock options and 2,676 restricted stock grants. All option grants have maximum contractual terms ranging from 5 to 10 years. It is the Company’s policy to issue new shares to satisfy the requirements of its share-based compensation plan. The Company does not expect to repurchase shares in the future to support its share-based compensation plan.

A summary of the changes in options outstanding under the Stock Plan for the years ended June 30, 2012, 2011, and 2010 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term in Years	Value
Outstanding as of June 30, 2009	4,315,000	$5.12
Granted	60,000	11.40
Exercised	(98,558)	6.25
Forfeited and expired	(10,000)	4.00
Outstanding as of June 30, 2010	4,266,442	$5.18

Outstanding as of June 30, 2010	4,266,442	$5.18
Granted	7,960	16.23
Exercised	(878,025)	6.28
Forfeited and expired	(6,250)	4.00
Outstanding as of June 30, 2011	3,390,127	$4.93

Outstanding as of June 30, 2011	3,390,127	$4.93
Granted	1,013,270	18.58
Exercised	(38,000)	5.12
Forfeited and expired	—	—
Outstanding as of June 30, 2012	4,365,397	$8.10	2.65	$29,690

Exercisable as of June 30, 2012	3,537,189	$5.67	2.29	$29,673

The weighted average grant date fair value of stock options granted during the years ended June 30, 2012, 2011, and 2010 was $8.97, $7.34, and $4.46, respectively. The total intrinsic value of options exercised during the years ended June 30, 2012, 2011, and 2010, was $417, $7,194, and $459, respectively.

A summary of the Company’s nonvested options as of June 30, 2012, and changes during the year ended June 30, 2012, is presented below:

		Weighted-Average
	Number of	Grant-Date Fair Value
	Options	Per Share
Nonvested as of June 30, 2011	54,251	$5.04
Granted	1,013,270	8.97
Vested	(239,313)	8.35
Forfeited and expired	—	—
Nonvested as of June 30, 2012	828,208	$8.93

The total fair value of shares vested during the years ended June 30, 2012, 2011, and 2010, was $1,998, $8,397, and $10,323, respectively. The 1,013,270 incentive stock options granted during the year ended June 30, 2012 consisted of 918,750 options which vest and become exercisable in equal one-sixteenth increments every quarter from the date of grant for four years, 27,600 options which vest and become exercisable in equal one-eighth increments every quarter from the date of grant for two years, 61,136 options which vest and become exercisable on December 31, 2014, and 5,784 options which vested and became exercisable on June 30, 2012.

The Company estimates the fair value of grants using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of stock option awards granted during the years ended June 30, 2012, 2011, and 2010:

	2012	2011	2010
Risk-free interest rate	0.30 to 0.64%	0.72%	1.26% to 1.54%
Expected dividend yield	—	—	—
Expected volatility	66.00 to 70.00%	73.20%	69.10 to 75.20%
Expected forfeiture rate	—	—	—
Expected term (years)	3.00 to 4.40%	2.79%	2.50 to 3.43%

The risk-free interest rate is based on the yield of zero coupon U.S. Treasury bonds with terms similar to the expected term of the options. The expected dividend yield for grants is zero given the Company’s limited history of dividend issuances and the uncertainty of any future dividend amounts, if any. Since there is limited historical trading data related to the Company’s common stock, the expected volatility over the term of the options is estimated using the historical volatilities of similar companies. The expected forfeiture rate is zero as anticipated forfeitures are estimated to be minimal based on historical data. The expected term is the average of the vesting period and contractual term.

For the years ended June 30, 2012, 2011, and 2010, share-based compensation expense was $2,482 ($1,338 after tax), $4,462 ($2,407 after tax), and $5,712 ($3,082 after tax), respectively. The expense is reported within selling, general, and administrative expenses.

As of June 30, 2012, the Company has unearned compensation expense of $6,986, before income taxes, related to nonvested stock option awards. The unrecognized compensation expense is expected to be recognized over the following periods ending on June 30:

	2013	2014	2015	2016	2017
Share-based compensation (pretax)	$2,352	2,238	2,156	240	—

b. Executive Bonus Plan

The Company issues restricted stock units under the Company’s Executive Bonus Plan. These restricted stock units proportionally vest over three years, but are not delivered until the end of the third year. The Company will settle these awards by cash transfer, based on the Company’s stock price on the date of transfer. During the year ended June 30, 2012, 452,142 restricted stock units were granted, and as of June 30, 2012, 487,367 restricted stock units were outstanding. For the year ended June 30, 2012, share-based compensation expense for these restricted stock units was $1,089 ($587 after tax). The expense is reported within selling, general, and administrative expenses. The $1,219 liability associated with these restricted stock units is included in other long-term liabilities at June 30, 2012.

(19)      Fair Value Measures

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

The Company does not have any assets that are required to be remeasured at fair value at June 30, 2012. The following table summarizes liabilities measured at fair value on a recurring basis at June 30, 2012:

	Total	Level 1	Level 2	Level 3
Foreign exchange forward contracts	$20	—	20	—
Power hedge	742	—	742	—
Restricted stock units	1,282	1,282	—	—
Total	$2,044	1,282	762	—

The Company does not have any assets that are required to be remeasured at fair value at June 30, 2011. The following table summarizes liabilities measured at fair value on a recurring basis at June 30, 2011:

	Total	Level 1	Level 2	Level 3
Interest rate derivatives	$320	—	320	—
Power hedge	110	—	110	—
Restricted stock units	130	130	—	—
Total	$560	130	430	—

Derivative liabilities relate to the interest rate cap and interest rate swap agreements, the foreign exchange forward contracts, and power hedge agreement summarized in note 12 (Derivative Instruments). Fair values are determined by independent brokers using quantitative models based on readily observable market data.

The fair value of restricted stock units is based on quoted market prices of the Company stock at the end of each reporting period.

See note 9 (Debt) for information regarding the fair value of our outstanding debt.

(20)      Related Party Transactions

From time to time, the Company enters into transactions in the normal course of business with related parties. Management believes that such transactions are at arm’s length and for terms that would have been obtained from unaffiliated third parties.

A current and a former member of the board of directors are affiliated with Marco International and Marco Realty. During the years ended June 30, 2012, 2011, and 2010, the Company:

•	Paid Marco Realty $0, $0, and $166, respectively, to rent office space for its corporate headquarters in New York City, New York.

•
Entered into agreements with Marco International to purchase graphitized carbon electrodes. Purchases under these agreements totaled $18,136, $24,731, and $21,962, respectively. At June 30, 2012 and 2011, payables to Marco International under these agreements totaled $962 and $2,952, respectively.

•
Entered into agreements with Marco International to purchase rare earth. Purchases under these agreements totaled $1,013, $1,001, and $0, respectively. At June 30, 2012 and 2011, payables to Marco International under these agreements totaled $0 and $1,001, respectively.

•
Entered into agreements to sell ferrosilicon to Marco International. Net sales under these agreements totaled $851, $895, and $590, respectively. At June 30, 2012 and 2011, receivables from Marco International under these agreements totaled $137 and $192, respectively.

•
Entered into agreements to sell calcium silicon powder to Marco International. Net sales under these agreements totaled $5,611, $524, and $0, respectively. At June 30, 2012 and 2011, receivables from Marco International under these agreements totaled $1,115 and $0, respectively.

The Company is affiliated with Norchem, Inc. (Norchem) through its 50.0% equity interest. During the years ended June 30, 2012, 2011, and 2010, the Company sold Norchem product valued at $5,923, $5,575, and $4,065, respectively. At June 30, 2012 and 2011, receivables from Norchem totaled $622 and $576, respectively.

Prior to the Company’s purchase of a majority interest in Ningxia Yonvey Coal Industrial Co., Ltd (Yonvey), Yonvey’s predecessor had entered into a lending agreement with the remaining minority stockholder. At June 30, 2012 and 2011, $1,112 and $1,086, respectively, remained payable to Yonvey from this related party.

(21)      Operating Segments

Operating segments are based upon the Company’s management reporting structure and include the following six reportable segments:

•	GMI — a manufacturer of silicon metal and silicon-based alloys and a provider of specialty metallurgical coal for the silicon metal and silicon-based alloys industries located in North America.

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

Each of our reportable segments distributes its products in both its country of domicile, as well as to other international customers. The following presents the Company’s consolidated net sales by product line for the years ended:

	2012	2011	2010
Silicon metal	$360,726	347,599	296,763
Silicon-based alloys	269,919	236,607	148,092
Other	74,899	57,657	27,803
Total	$705,544	641,863	472,658

a.  Segment Data

Summarized financial information for our reportable segments as of, and for, the years ended June 30, 2012, 2011, and 2010 are shown in the following tables:

	2012
	Net Sales	Depreciation and Amortization	Operating Income (Loss)	Interest Income	Interest Expense (1)	Income (Loss) Before Income Taxes	Total Assets	Capital Expenditures
GMI	$631,495	29,261	103,542	1	(5,807)	98,297	679,516	(36,126)
Globe Metais	—	—	(2)	—	—	(2)	—	—
Globe Metales	64,063	1,766	11,332	49	(1,145)	10,422	86,302	(1,926)
Solsil	—	488	(984)	—	—	(984)	30,057	(691)
Corporate	—	424	(27,268)	777	(739)	(25,570)	469,137	(2,675)
Other	28,216	2,061	490	—	(503)	158	41,538	(418)
Eliminations	(18,230)	—	4,315	(584)	584	4,315	(369,803)	—
	$705,544	34,000	91,425	243	(7,610)	86,636	936,747	(41,836)

	2011
	Net Sales	Depreciation and Amortization	Operating Income (Loss)	Interest Income	Interest Expense (1)	Income (Loss) Before Income Taxes	Total Assets	Capital Expenditures
GMI	$549,418	20,430	103,685	5	1,775	102,240	384,495	31,061
Globe Metais	15,421	—	397	—	—	398	294	—
Globe Metales	62,321	1,634	13,197	—	1,050	12,669	82,751	1,023
Solsil	9,420	488	8,670	—	—	8,670	29,191	165
Corporate	—	426	(29,606)	816	470	(30,086)	403,177	1,226
Other	32,325	2,077	31	1	511	428	43,317	1,564
Eliminations	(27,042)	—	(1,604)	(608)	(608)	(1,605)	(264,956)	—
	$641,863	25,055	94,770	214	3,198	92,714	678,269	35,039

	2010
	Net Sales	Depreciation and Amortization	Operating Income (Loss)	Interest Income	Interest Expense (1)	Income (Loss) Before Income Taxes	Total Assets	Capital Expenditures
GMI	$358,279	15,812	41,126	42	2,368	39,107	324,680	18,971
Globe Metais	62,126	776	5,263	178	525	8,579	8,192	208
Globe Metales	48,959	1,820	10,073	—	1,090	10,069	71,790	996
Solsil	20	508	(1,375)	—	30	(1,405)	30,526	(1,410)
Corporate	—	122	2,815	619	317	2,836	415,184	1,273
Other	12,557	1,634	(4,273)	6	569	(5,036)	41,508	2,863
Eliminations	(9,283)	—	657	(527)	(527)	657	(284,735)	—
	$472,658	20,672	54,286	318	4,372	54,807	607,145	22,901

1 — Net of capitalized interest.

The accounting policies of our operating segments are the same as those disclosed in note 2 (Summary of Significant Accounting Policies). We evaluate segment performance principally based on operating income (loss). Intersegment net sales are not material.

b.  Geographic Data

Net sales are attributed to geographic regions based upon the location of the selling unit. Net sales by geographic region for the years ended June 30, 2012, 2011, and 2010 consist of the following:

	2012	2011	2010
United States	$625,681	574,181	407,455
Argentina	57,154	54,695	42,101
Brazil	—	—	12,820
Canada	5,520	—	—
China	3,131	899	592
Poland	14,058	12,088	9,690
Total	$705,544	641,863	472,658

Long-lived assets by geographical region at June 30, 2012, 2011, and 2010 consist of the following:

	2012	2011	2010
United States	$330,724	224,556	211,876
Argentina	31,185	31,054	31,665
Canada	100,842	—	—
China	26,288	27,524	27,428
Poland	939	823	800
Total	$489,978	283,957	271,769

Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation, depletion and amortization, and goodwill and other intangible assets.

c.  Major Customer Data

The following is a summary of the Company’s major customers and their respective percentages of consolidated net sales for the years ended June 30, 2012, 2011, and 2010:

	2012	2011	2010
Dow Corning	13%	17%	30%
All other customers	87	83	70
Total	100%	100%	100%

The majority of sales to Dow Corning for the years ended June 30, 2012 and 2011 are associated with Dow Corning’s 49% ownership interest in WVA LLC. In addition, the Company maintained a four year arrangement in which Dow Corning was to purchase 30,000 metric tons of silicon metal per calendar year through December 31, 2010. This contract was amended in November 2008 to provide for the sale of an additional 17,000 metric tons of silicon metal to be purchased in calendar year 2009. The contract was further amended in connection with the Dow Corning transactions discussed in note 3 to reduce the amount required to be sold in calendar year 2010 to 20,000 metric tons of silicon metal. In December 2010, the Company agreed to pay $4,276 to Dow Corning to settle certain remaining sales obligations under this contract. The settlement cost was recorded in cost of goods sold in December 2010.

Sales to Dow Corning are included in the GMI segment.

(22)	Business Interruption Insurance Recovery

In November 2011, there was a fire at the Bridgeport, Alabama ferrosilicon plant. The Company recorded and received a business interruption insurance recovery in the amount of $450 as of June 30, 2012.

(23)	Subsequent Events

On August 17, 2012, the Company’s Board of Directors approved an annual dividend of $0.25 per common share, payable quarterly in September 2012, December 2012, March 2013 and June 2013. The Board of Directors authorized a quarterly dividend of $0.0625 per share payable on September 19, 2012 to shareholders of record at the close of business on September 5, 2012.

On August 17, 2012, the Board authorized the Company to offer to amend outstanding options representing the right to purchase shares issued to directors, officers and current employees pursuant to the Company’s 2006 Employee, Director and Consultant Stock Plan, to permit these options alternatively to be settled for cash or exercised for the issuance of shares, at the election of the option holder. The Company anticipates that these amendments will result in “mark-to-market” accounting with respect to the subject options and the expense associated with these amendments is approximately $24,000.

The Company has evaluated subsequent events through the date these financial statements were issued.

(24)	Unaudited Quarterly Results

Unaudited quarterly results for the years ended June 30, 2012 and 2011 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Unaudited)
2012:
Net sales	$174,862	165,547	173,437	191,698
Operating income	32,465	22,230	19,950	16,780
Net income attributable to Globe Specialty Metals, Inc.	20,693	13,444	11,613	8,820
Basic earnings per common share	0.28	0.18	0.15	0.12
Diluted earnings per common share	0.27	0.18	0.15	0.12

2011:
Net sales	$137,352	155,775	172,802	175,934
Operating income	8,228	20,229	36,753	29,560
Net income attributable to Globe Specialty Metals, Inc.	2,162	11,708	23,393	15,545
Basic earnings per common share	0.03	0.16	0.31	0.21
Diluted earnings per common share	0.03	0.15	0.30	0.20

2010:
Net sales	$105,458	108,278	112,486	146,436
Operating income	12,326	30,466	3,307	8,187
Net income attributable to Globe Specialty Metals, Inc.	8,442	18,534	516	6,609
Basic earnings per common share	0.12	0.25	0.01	0.09
Diluted earnings per common share	0.12	0.25	0.01	0.09

Exhibit Index

Exhibit
Number	Description of Document
2.1	Purchase and Sale Agreement dated as of March 26, 2010, by and among Globe Metals Enterprises, Inc., Core Metals Group Holdings LLC and each of the Sellers named therein (6)
2.2	Membership Interest Purchase Agreement dated May 27, 2011 by and among NGPC Asset Holdings II, LP,NGP Capital Resources Company and Globe BG, LLC relating to Alden Resources Inc. (7)
2.3	Membership Interest Purchase Agreement dated May 27, 2011 by and among NGPC Asset Holdings II, LP,NGP Capital Resources Company and Globe BG, LLC relating to Gatliff Services, Inc. (7)
2.4	Purchase Agreement dated May 27, 2011 by and among NGP Capital Resources Company, Globe BG, LLC and Globe Specialty Metals, Inc. regarding The Overriding Royalty Interests (7)
2.5	Agreement of Purchase and Sale dated as of April 25, 2012 by and among Becancour Silicon Inc., Timminco Ltd., QSI Partners Ltd., and Globe Specialty Metals, Inc. †
Articles of Incorporation and Bylaws
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (1)
3.3	Amended and Restated Bylaws (2)
Instruments Defining the Rights of Security Holders, Including Indentures
4.1
Third Amended and Restated Credit Agreement dated as of March 30, 2011, by and among GMI, Tennessee Alloys Company LLC, and GSM Sales, Inc., as borrowers, Alabama Sand and Gravel, Inc. and Laurel Ford Resources, Inc., as subsidiary guarantors, GSM, as Parent, the lender parties thereto, and Societe Generale, as Administrative Agent, Issuing Bank, Swingline Lender and Collateral Agent and SG Americas Securities LLC, as Sole Arranger (3)

4.2
Term Loan Agreement, dated July 28, 2011, by and among GBG Holdings, LLC, Globe Specialty Metals, Inc., GSM Enterprises LLC, the Lenders from time to time party thereto, and BNP Paribas, as administrative agent, collateral agent, sole lead arranger and sole bookrunner (13)

4.3
Credit Agreement, dated as of May 31, 2012, among the Company, certain subsidiaries of the Company from time to time party thereto, Fifth Third Bank as Administrative Agent and L/C issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arranger and Joint Book Runner, Bank of America, N.A., KeyBank National Association, Sovereign Bank, N.A., and  Wells Fargo Bank, N.A., as Co-Syndication Agents, and BBVA Compass Bank,  Citibank, N.A., Citizens Bank Of Pennsylvania, HSBC Bank USA N.A., and PNC Bank, National Association, as  Co-Documentation Agents, and the other lenders party thereto. (5)

We are a party to other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. We agree to furnish a copy of each such instrument to the Commission on request.

Material Contracts
10.1
Output and Supply Agreement, dated as of October 1, 2010, by and among Quebec Silicon Limited Partnership, Becancour Silicon Inc. (succeeded in interest by QSIP Canada ULC) and Dow Corning Corporation. †

10.2
Shareholders Agreement between all the Shareholders of Quebec Silicon General Partner Inc., dated as of October 1, 2010, by and among Becancour Silicon Inc. (succeeded in interest by QSIP Canada ULC), Dow Corning Netherlands, B.V., and Quebec Silicon General Partner Inc. †

10.3
Amended and Restated Limited Partnership Agreement dated as of October 1, 2010, by and among Becancour Silicon Inc. (succeeded in interest by QSIP Canada ULC), Dow Corning Canada, Inc., and Quebec Silicon General Partner Inc. †

Management Contracts and Compensatory Plans
10.6	2006 Employee, Director and Consultant Stock Option Plan (1)
10.7	Amendments to 2006 Employee, Director and Consultant Stock Option Plan (8)
10.8	2010 Annual Executive Bonus Plan (9)
10.9	Chief Financial Officer and Chief Legal Officer Annual Bonus Plan (10)
10.10	Framework for the 2011 Annual Executive Long Term Incentive Plan (11)
10.11	Employment Agreement, dated January 27, 2011, between GSM and Alan Kestenbaum (11)
10.12	Employment Agreement, dated July 5, 2011, between GSM and Jeff Bradley (12)
10.13	Employment Agreement, dated November 30, 2011, between GSM and Malcolm Appelbaum (4)
10.14	Employment Agreement, dated June 20, 2008, between GSM and Stephen Lebowitz (1)
10.15	Amendment to Employment Agreement, dated October 27, 2010, between GSM and Stephen Lebowitz (8)
10.16	Executive Deferred Compensation Plan (4)
10.17	Director Deferred Compensation Plan (4)

21.1	Subsidiaries †

23.1	Consent of KPMG LLP †

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
32.1	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

95	Mine Safety Disclosure †

101
The following materials from our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements. *

_____________________________________________________
†	Filed herewith.
*	In accordance with Rule 406T of Regulation S-T, the XBRL related documents in Exhibit 101 to this Annual Report on Form 10-K are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under those Sections.
1	Incorporated by reference to the exhibit with the same designation filed with the Company’s registration statement on Form S-1 (Registration No. 333-152513) filed on July 25, 2008.
2
Incorporated by reference to the exhibit with the same designation filed with Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-152513) filed on November 4, 2008.

3	Incorporated by reference to exhibit to the Company’s Form 8-K filed on April 5, 2011.
4	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on February 8, 2012.
5	Incorporated by reference to exhibit to the Company’s Form 8-K filed on June 6, 2012.
6	Incorporated by reference to exhibit to the Company’s Form 8-K filed on April 1, 2010.
7	Incorporated by reference to exhibit to the Company’s Form 8-K filed on June 3, 2011.
8	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on February 11, 2011.
9	Incorporated by reference to exhibit to the Company’s Form 10-K filed on September 28, 2010.
10	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on November 12, 2010.
11	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on May 12, 2011.
12	Incorporated by reference to exhibit to the Company’s Form 10-K filed on August 26, 2011.
13	Incorporated by reference to exhibit to the Company’s Form 8-K filed on August 2, 2011.