Form 10-K/A
period 2012-06-30
GLOBE SPECIALTY METALS INC
filed 2012-08-30
CIK 1383571

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (“Amended 10-K”) of Globe Specialty Metals, Inc. (“we” or “Globe”) amends our Annual Report on Form 10-K for the year ended June 30, 2012 that was filed with the Securities Exchange Commission (“SEC”) on August 28, 2012 (“Original 10-K”). This Amended 10-K does not reflect a change in our results of operations or financial position as reported in the Original 10-K. Instead, this Amended 10-K is filed to amend the Report of Independent Registered Public Accounting Firm, which contained an incorrect date on the Original 10-K. This Amended 10-K does not reflect events occurring after the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendment discussed above.

This Amended 10-K consists only solely of the preceding cover page, this explanatory note, the amended exhibit index, the signature page, the amended Report of Independent Registered Public Accounting Firm and the officer certifications filed as Exhibits 31.1, 31.2 and 32.1

Item 15.	Exhibits

The following exhibits are filed with this Annual Report or incorporated by reference:

Exhibit
Number	Description of Document
2.1	Purchase and Sale Agreement dated as of March 26, 2010, by and among Globe Metals Enterprises, Inc., Core Metals Group Holdings LLC and each of the Sellers named therein (6)
2.2	Membership Interest Purchase Agreement dated May 27, 2011 by and among NGPC Asset Holdings II, LP,NGP Capital Resources Company and Globe BG, LLC relating to Alden Resources Inc. (7)
2.3	Membership Interest Purchase Agreement dated May 27, 2011 by and among NGPC Asset Holdings II, LP,NGP Capital Resources Company and Globe BG, LLC relating to Gatliff Services, Inc. (7)
2.4	Purchase Agreement dated May 27, 2011 by and among NGP Capital Resources Company, Globe BG, LLC and Globe Specialty Metals, Inc. regarding The Overriding Royalty Interests (7)
2.5	Agreement of Purchase and Sale dated as of April 25, 2012 by and among Becancour Silicon Inc., Timminco Ltd., QSI Partners Ltd., and Globe Specialty Metals, Inc. †
Articles of Incorporation and Bylaws
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (1)
3.3	Amended and Restated Bylaws (2)
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

Management Contracts and Compensatory Plans
10.6	2006 Employee, Director and Consultant Stock Option Plan (1)
10.7	Amendments to 2006 Employee, Director and Consultant Stock Option Plan (8)
10.8	2010 Annual Executive Bonus Plan (9)
10.9	Chief Financial Officer and Chief Legal Officer Annual Bonus Plan (10)
10.10	Framework for the 2011 Annual Executive Long Term Incentive Plan (11)
10.11	Employment Agreement, dated January 27, 2011, between GSM and Alan Kestenbaum (11)
10.12	Employment Agreement, dated July 5, 2011, between GSM and Jeff Bradley (12)
10.13	Employment Agreement, dated November 30, 2011, between GSM and Malcolm Appelbaum (4)
10.14	Employment Agreement, dated June 20, 2008, between GSM and Stephen Lebowitz (1)
10.15	Amendment to Employment Agreement, dated October 27, 2010, between GSM and Stephen Lebowitz (8)
10.16	Executive Deferred Compensation Plan (4)
10.17	Director Deferred Compensation Plan (4)

21.1	Subsidiaries †

23.1	Consent of KPMG LLP †

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ^
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ^
32.1	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ^

95	Mine Safety Disclosure †

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

_____________________________________________________
†	Filed with the Form 10-K filed on August 28, 2012.
^	Filed with this Amendment No. 1.
*	In accordance with Rule 406T of Regulation S-T, the XBRL related documents in Exhibit 101 to this Annual Report on Form 10-K are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under those Sections.
1	Incorporated by reference to the exhibit with the same designation filed with the Company’s registration statement on Form S-1 (Registration No. 333-152513) filed on July 25, 2008.
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

August 30, 2012

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Globe Specialty Metals, Inc. and subsidiary companies’ internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 27, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
August 27, 2012