Form 10-Q
period 2012-09-30
GLOBE SPECIALTY METALS INC
filed 2012-11-09
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 6, 2012, the registrant had 75,051,549 shares of common stock outstanding.

Globe Specialty Metals, Inc.

		Page
		No.
PART I

Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 4.	Mine Safety Disclosure	22
Item 6.	Exhibits	22
SIGNATURES		23
EX-31.1
EX-31.2
EX-32.1
EX-95
EX-101

PART I

Item 1.  Financial Statements

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets
September 30, 2012 and June 30, 2012
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$182,109	178,010
Accounts receivable, net of allowance for doubtful accounts of $1,204
and $955 at September 30, 2012 and June 30, 2012, respectively	82,969	85,258
Inventories	134,120	119,441
Prepaid expenses and other current assets	35,560	27,915
Total current assets	434,758	410,624
Property, plant, and equipment, net of accumulated depreciation, depletion and amortization	432,896	432,761
Goodwill	56,848	56,740
Other intangible assets	477	477
Investments in unconsolidated affiliates	9,316	9,217
Deferred tax assets	200	200
Other assets	26,396	26,728
Total assets	$960,891	936,747
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,960	52,005
Short-term debt	323	317
Revolving credit agreements	9,000	9,000
Accrued expenses and other current liabilities	72,813	40,602
Total current liabilities	139,096	101,924
Long-term liabilities:
Revolving credit agreements	134,374	131,386
Deferred tax liabilities	28,931	28,835
Other long-term liabilities	70,933	70,803
Total liabilities	373,334	332,948
Commitments and contingencies (note 11)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares; issued, 75,333,986
and 75,331,310 shares at September 30, 2012 and June 30, 2012, respectively	8	8
Additional paid-in capital	396,968	405,675
Retained earnings	109,467	119,863
Accumulated other comprehensive loss	(5,728)	(6,840)
Treasury stock at cost, 282,437 shares at September 30, 2012 and June 30, 2012	(4)	(4)
Total Globe Specialty Metals, Inc. stockholders’ equity	500,711	518,702
Noncontrolling interest	86,846	85,097
Total stockholders’ equity	587,557	603,799
Total liabilities and stockholders’ equity	$960,891	936,747

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Operations
Three months ended September 30, 2012 and 2011
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
Net sales	$200,708	174,862
Cost of goods sold	168,640	127,650
Selling, general, and administrative expenses	37,720	14,801
Gain on sale of business	—	(54)
Operating (loss) income	(5,652)	32,465
Other income (expense):
Interest income	171	12
Interest expense, net of capitalized interest	(1,516)	(1,388)
Foreign exchange gain	545	1,324
Other income	115	162
(Loss) income before (benefit from) provision for income taxes	(6,337)	32,575
(Benefit from) provision for income taxes	(1,269)	11,488
Net (loss) income	(5,068)	21,087
Income attributable to noncontrolling interest, net of tax	(637)	(394)
Net (loss) income attributable to Globe Specialty Metals, Inc.	$(5,705)	20,693
Weighted average shares outstanding:
Basic	75,051	75,019
Diluted	75,051	76,789
(Loss) earnings per common share:
Basic	$(0.08)	0.28
Diluted	(0.08)	0.27
Cash dividends declared per common share	0.06	0.20

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income
Three months ended September 30, 2012 and 2011
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
Net (loss) income	$(5,068)	21,087
Other comprehensive income (loss)
Foreign currency translation adjustment	2,225	278
Unrealized gain on available for sale securitites, net of tax	(1)	(19)
Total other comprehensive income	2,224	259
Comprehensive (loss) income	(2,844)	21,346
Comprehensive income attributable to noncontrolling interest	1,749	394
Comprehensive (loss) income attributable to Globe Specialty Metals, Inc.	$(4,593)	20,952

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity
Three months ended September 30, 2012
(In thousands)
(Unaudited)

	Globe Specialty Metals, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other	Treasury		Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	at Cost	Interest	Equity
Balance at June 30, 2012	75,332	$8	405,675	119,863	(6,840)	(4)	85,097	603,799
Share-based compensation	2	—	(8,707)	—	—	—	—	(8,707)
Cash dividend	—	—	—	(4,691)	—	—	—	(4,691)
Comprehensive (loss) income	—	—	—	(5,705)	1,112	—	1,749	(2,844)
Balance at September 30, 2012	75,334	$8	396,968	109,467	(5,728)	(4)	86,846	587,557

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows
Three months ended September 30, 2012 and 2011
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(5,068)	21,087
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,456	7,300
Depletion	227	—
Share-based compensation	(8,707)	461
Gain on sale of business	—	(54)
Amortization of deferred financing fees	200	—
Deferred taxes	(9,045)	(516)
Amortization of customer contract liabilities	(1,343)	—
Accretion	64	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,819	(6,809)
Inventories	(13,528)	(13,719)
Prepaid expenses and other current assets	1,290	1,204
Accounts payable	4,891	(3,251)
Accrued expenses and other current liabilities	34,102	8,757
Other	(1,435)	(2,095)
Net cash provided by operating activities	15,923	12,365
Cash flows from investing activities:
Capital expenditures	(8,025)	(9,711)
Acquisition of business, net of cash acquired of $0 and $5, respectively	—	(73,194)
Net cash used in investing activities	(8,025)	(82,905)
Cash flows from financing activities:
Borrowings of long-term debt	—	50,000
Borrowings of short-term debt	—	11
Borrowings under revolving credit agreements	4,292	8,000
Payments under revolving credit agreements	(1,695)	—
Debt issuance costs	—	(1,241)
Dividend payment	(4,691)	—
Proceeds from stock option exercises	—	112
Other financing activities	(627)	—
Net cash (used in) provided by financing activities	(2,721)	56,882
Effect of exchange rate changes on cash and cash equivalents	(1,078)	(230)
Net increase (decrease) in cash and cash equivalents	4,099	(13,888)
Cash and cash equivalents at beginning of period	178,010	166,208
Cash and cash equivalents at end of period	$182,109	152,320

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$1,080	701
Cash paid for income taxes, net of refunds totaling $0 and $1,230, respectively	1,857	4,145

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements
Three months ended September 30, 2012 and 2011
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

(2)           Summary of Significant Accounting Policies

a. Basis of Presentation

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) of the results for the interim periods presented and such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. There have been no material changes to the Company’s significant accounting policies during the three months ended September 30, 2012.

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

e. Recently Implemented Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) amended its accounting guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of the guidance were effective as of the beginning of our 2013 fiscal year. Accordingly, we have presented the components of net income and other comprehensive income for the three months ended September 30, 2012 and September 30, 2011 as two separate but consecutive statements. In June 2012, the FASB issued a new proposal that would require an entity to provide enhanced footnote disclosures to explain the effect of reclassification adjustments on other comprehensive income by component and provide a tabular disclosure in the footnotes showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. We will continue to monitor the FASB’s activities related to the proposed guidance.

In September 2011, the FASB issued new accounting guidance that permits an entity to first assess qualitative factors of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. An entity would continue to perform the historical first step of the impairment test if it fails the qualitative assessment, while no further analysis would be required if it passes. The provisions of the new guidance were effective for, and had no impact on, our 2012 annual goodwill impairment test results.

(3)           Business Combinations

Quebec Silicon:

On June 13, 2012, the Company closed its acquisition of Becancour Silicon Metal Inc.'s ("BSI") 51% equity interest in Quebec Silicon Limited Partnership ("QSLP") and other working capital assets, collectively known as Quebec Silicon. The acquisition was financed using $31,800 from the Company's new $300,000 revolving credit facility discussed in note 7 (Debt) and $8,803 cash.  The Company operates Quebec Silicon’s silicon metal plant and will purchase approximately 51% of its finished goods output at a price approximately equal to the fully loaded cost of production and sell the material to third party customers. Dow Corning has the right to purchase the other 49% of the plant's output at a price approximately equal to the fully loaded cost of production. This arrangement is similar to the Company's existing joint venture with Dow Corning at its Alloy, West Virginia plant. The Company has engaged a third-party appraisal firm to assist in the process of determining the estimated fair value of certain assets acquired. Based on the preliminary purchase price allocation, goodwill totaling $3,190 has been recorded in connection with the Quebec Silicon acquisition and assigned to the GMI operating segment.

(4)           Inventories

Inventories comprise the following:

	September 30,	June 30,
	2012	2012
Finished goods	$47,525	41,550
Work in process	403	403
Raw materials	71,302	62,957
Parts and supplies	14,890	14,531
Total	$134,120	119,441

At September 30, 2012, $127,279 in inventory is valued using the first-in, first-out method and $6,841 using the average cost method. At June 30, 2012, $112,418 in inventory is valued using the first-in, first-out method and $7,023 using the average cost method.

(5)           Property, Plant, and Equipment

Property, plant, and equipment, net, is comprised of the following:

	September 30,	June 30,
	2012	2012
Land, land improvements, and land use rights	$10,561	10,831
Building and improvements	76,992	76,395
Machinery and equipment	180,182	175,305
Furnaces	195,245	193,055
Mineral reserves	55,843	55,843
Mine development	4,512	4,058
Other	4,916	4,852
Construction in progress	27,215	23,616
Property, plant, and equipment, gross	555,466	543,955
Less accumulated depreciation, depletion and amortization	(122,570)	(111,194)
Property, plant, and equipment, net	$432,896	432,761

Depreciation, depletion and amortization expense for the three months ended September 30, 2012 was $11,683, of which $11,502 is recorded in cost of goods sold and $181 is recorded in selling, general, and administrative expenses, respectively. Depreciation, depletion and amortization expense for the three months ended September 30, 2011 was $7,300, of which $7,106 is recorded in cost of goods sold and $194 is recorded in selling, general, and administrative expenses, respectively.

Capitalized interest for the three months ended September 30, 2012 and 2011 was $0 and $12, respectively.

(6)           Goodwill and Other Intangibles

Goodwill and other intangibles presented below have been allocated to the Company’s operating segments.

a.  Goodwill

Changes in the carrying amount of goodwill, by reportable segment, during the three months ended September 30, 2012 are as follows:

		Globe
	GMI	Metales	Solsil	Other	Total

Goodwill	$34,591	14,313	57,656	7,836	114,396
Accumulated impairment loss	—	—	(57,656)	—	(57,656)
Balance at June 30, 2012	34,591	14,313	—	7,836	56,740

Foreign exchange rate changes	128	—	—	(20)	108

Goodwill	34,719	14,313	57,656	7,816	114,504
Accumulated impairment loss	—	—	(57,656)	—	(57,656)
Balance at September 30, 2012	$34,719	14,313	—	7,816	56,848

b.  Other Intangible Assets

There were no changes in the value of the Company’s indefinite lived intangible assets during the three months ended September 30, 2012 and 2011.

(7)           Debt

a.  Short-Term Debt

Short-term debt comprises the following:

		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line
September 30, 2012:
Type debt:
Export financing	$—	—	$9,801
Other	323	7.00%	—
Total	$323		$9,801

June 30, 2012:
Type debt:
Export financing	$—	—	$9,269
Other	317	5.00%	—
Total	$317		$9,269

Export Financing Agreements – The Company’s Argentine subsidiary maintains various short-term export financing agreements. Generally, these arrangements are for periods ranging between seven and eleven months, and require the Company to pledge as collateral certain export receivable.

b. Revolving Credit Agreements

A summary of the Company’s revolving credit agreements at September 30, 2012 is as follows:

		Weighted
	Outstanding	Average	Unused	Total
	Balance	Interest Rate	Commitment	Commitment
Revolving multi-currency credit facility	$126,645	1.98%	$172,915	300,000
Revolving credit facility	9,000	2.38%	11,000	20,000
Revolving credit agreement	7,729	5.00%	7,517	15,246

On May 31, 2012 the Company entered into a credit agreement which provides for a $300,000 five-year revolving multi-currency credit facility which includes provisions for the issuance of standby letters of credit, a $10,000 sublimit for swingline loans and a $25,000 sublimit letter of credit facility. The credit facility refinanced existing debt and closing costs of $96,550 and financed the acquisition of Quebec Silicon of $31,800. The credit facility currently provides an additional $172,915 of borrowing capacity. At the Company’s election, the credit facility may be increased from time to time by an amount up to $125,000 in the aggregate; such increase may be in the form of term loans or increases in the revolving credit line, subject to lender commitments and certain conditions as described in the credit agreement. The agreement contains provisions for adding domestic and foreign subsidiaries of the Company as additional borrowers under the credit facility. The agreement terminates on May 31, 2017 and requires no scheduled prepayments before that date. The Company classifies borrowings under this credit facility as long-term liabilities.

Interest on borrowings under the credit agreement is payable, at the Company’s election, at either (a) a base rate (the higher of (i) the U.S. federal funds rate plus 0.50% per annum, (ii) the Administrative Agent’s prime rate or (iii) an adjusted London Interbank Offered Rate for loans with a one month interest period plus 1.00% per annum plus a margin ranging from 0.75% to 1.50% per annum (such margin determined by reference to the leverage ratio set forth in the credit agreement), or (b) the adjusted London Interbank Offered Rate plus a margin ranging from 1.75% to 2.50% per annum (such margin determined by reference to the leverage ratio set forth in the credit agreement). Certain commitment fees are also payable under the credit agreement. The credit agreement contains various covenants. They include, among others, a maximum total debt to earnings before income tax, depreciation and amortization ratio, a minimum interest coverage ratio and a maximum capital expenditures covenant. The credit facility is guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). Borrowings under the credit agreement are collateralized by substantially all of the assets of the Company and the Guarantors, including certain real property, equipment, accounts receivable and inventory and the stock of certain of the Company’s and the Guarantors’ subsidiaries. The Company was in compliance with the loan covenants at September 30, 2012.

At September 30, 2012, there was a $126,645 balance outstanding on the revolving multi-currency credit facility. The total commitment outstanding on this credit facility includes $440 outstanding letters of credit associated with supplier contracts.

On October 1, 2010, the Company entered into a revolving credit facility, which was amended on March 5, 2012. The amended agreement provides for a $20,000 revolving credit facility. Total borrowings under this revolving credit facility were $9,000 at September 30, 2012. Interest on advances under the revolving credit facility accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. The credit facility is subject to certain restrictive and financial covenants, which include limits on additional debt, a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization and minimum net worth. The Company was in compliance with the loan covenants at September 30, 2012. The Company classifies borrowings under this revolving credit facility as current liabilities as the arrangement is payable in full upon the earlier of 10 business days following written demand by the lender or the agreement’s expiration on June 30, 2013.

The Company’s subsidiary, Quebec Silicon, entered into a revolving credit agreement dated October 1, 2010, amended on November 23, 2011 and further amended and restated on September 20, 2012, which provides for up to $15,000 Canadian Dollars to fund Quebec Silicon’s working capital requirements. Funding under the revolving credit agreement is available upon request at any time, up to the full amount of the unused credit commitment and subject to continued compliance with the terms of the agreement. Interest on borrowings under the credit agreement is payable at a variable rate of Canadian prime plus 2.00% (5.00% at September 30, 2012), payable quarterly. The credit agreement expires on September 20, 2015, and may be terminated earlier, at the lender’s discretion subject to certain change in ownership conditions being met. All of Quebec Silicon’s assets, properties and revenues have been pledge as security for Quebec Silicon’s obligations under the revolving credit agreement. As of September 30, 2012, $7,729 ($7,604 Canadian Dollars) was outstanding under the facility.

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

Interest Rate Risk:

The Company is exposed to market risk from changes in interest rates on certain of its short-term and long-term debt obligations. The Company has historically utilized interest rate swaps and interest rate cap agreements to reduce our exposure to interest rate fluctuations. All interest rate derivatives were settled when the Company closed on the $300,000 revolving multi-currency credit facility discussed in note 7 (Debt).

Foreign Currency Risk:

The Company is exposed to market risk arising from changes in currency exchange rates as a result of its operations outside the United States, principally in Argentina, China and Canada. A portion of the Company’s net sales generated from its non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of the Company’s operating costs for its non-U.S. operations are denominated in local currencies, principally the Argentine peso and the Chinese renminbi. Consequently, the translated U.S. dollar value of the Company’s non-U.S. dollar net sales, and related accounts receivable balances, and our operating costs are subject to currency exchange rate fluctuations. Derivative instruments are not used extensively to manage this risk. At September 30, 2012, the Company had foreign exchange forward contracts covering approximately 9,000 Euros, expiring at dates ranging from October 2012 to January 2013, at an average exchange rate of 1.26 Canadian dollar to 1.00 Euro.

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

The effect of the Company’s derivative instruments on the condensed consolidated statement of operations is summarized in the following table:

	Gain Recognized
	During the Three Months
	Ended September 30,
	2012	2011	Location of Gain
Interest rate derivatives	$—	12	Interest expense
Foreign exchange forward contracts	71	—	Foreign exchange gain
Power hedge	261	45	Cost of goods sold

The fair values of the Company’s derivative instruments at September 30, 2012 are summarized in note 15 (Fair Value Measures). The liability associated with the Company’s power hedge of $371 is included in accrued expenses and other current liabilities, and the asset associated the Company’s foreign exchange forward contracts of $23 is included in prepaid expenses and other current assets. The company holds no interest rate derivatives at September 30, 2012.

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

The components of net periodic pension expense for the Company’s defined benefit pension plans are as follows:

	Three Months Ended
	September 30,
	2012	2011
Interest cost	$810	386
Service cost	609	26
Expected return on plan assets	(630)	(456)
Amortization of net loss	437	151
Net periodic pension expense	$1,226	107

The Company expects to make discretionary contributions of approximately $3,693 to the plans for the fiscal year ended June 30, 2013, of which $872 has been contributed through September 30, 2012.

(10)           Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted as necessary for quarterly events. In accordance with ASC Topic 740, Income Taxes — Accounting for Income Taxes in Interim Periods, the Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries. The effective tax rates for the three months ended September 30, 2012 and 2011 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the respective periods.

The Company’s effective tax rate for the three months ended September 30, 2012 was a tax benefit of 20.0% compared to tax expense rate of 35.3% for the three months ended September 30, 2011. The annual effective tax expense rate excluding discrete items is 31.6% for the three months ended September 30, 2012.  The tax benefit is as a result of a tax benefit in one jurisdiction with net loss offset by tax expense in other jurisdictions.

The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods, and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. During the three months ended September 30, 2012, the Company’s net valuation allowances increased primarily due to the establishment of additional valuation allowances against net operating losses (NOLs) in China that may not be utilized.

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. The Company’s principal jurisdictions include the U.S., Argentina, Canada, Poland, and China. A number of years may elapse before a tax return is audited and finally resolved. The open tax years subject to examination varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions and the related open tax years subject to examination are as follows: the U.S. from 2009 to present, Argentina from 2006 to present, and China from 2009 to present.

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results could be materially impacted. There were no material changes in the Company’s uncertain tax positions during the three months ended September 30, 2012.

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

b.  Environmental Contingencies

It is the Company’s policy to accrue for costs associated with environmental assessments, remedial efforts, or other environmental liabilities when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. When a liability for environmental remediation is recorded, such amounts will be recorded without giving effect to any possible future recoveries. At September 30, 2012, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

c.  Employee Contracts

As of September 30, 2012, there are 322 employees that are covered by union agreements expiring within one year.

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

(12)           Stockholders’ Equity

Dividend

On August 17, 2012, the Company’s board of directors approved an annual dividend of $0.25 per common share, payable quarterly in September 2012, December 2012, March 2013 and June 2013. The September 2012 quarterly dividend of $0.0625 per share, totaling $4,691, was paid on September 19, 2012 to shareholders of record at the close of business on September 5, 2012.

(13)           Earnings (Loss) Per Share

Basic earnings (loss) per common share are calculated based on the weighted average number of common shares outstanding during the three months ended September 30, 2012 and 2011, respectively. Diluted earnings (loss) per common share assumes the exercise of stock options or the vesting of restricted stock grants provided in each case the effect is dilutive.

The reconciliation of the amounts used to compute basic and diluted earnings (loss) per common share for the three months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended
	September 30,
	2012	2011
Basic (loss) earnings per share computation
Numerator:
Net (loss) income attributable to Globe Specialty Metals, Inc.	$(5,705)	20,693
Denominator:
Weighted average basic shares outstanding	75,050,560	75,019,481
Basic (loss) earnings per common share	$(0.08)	0.28
Diluted (loss) earnings per share computation
Numerator:
Net (loss) income attributable to Globe Specialty Metals, Inc.	$(5,705)	20,693
Denominator:
Weighted average basic shares outstanding	75,050,560	75,019,481
Effect of dilutive securities	—	1,769,502
Weighted average diluted shares outstanding	75,050,560	76,788,983
Diluted (loss) earnings per common share	$(0.08)	0.27

Potential common shares associated with outstanding stock options totaling 208,578 and 1,052,122 were excluded from the calculation of diluted (loss) earnings per common share because their effect would be anti-dilutive for the three months ended September 30, 2012 and 2011, respectively.

(14)           Share-Based Compensation

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

On August 17, 2012, the Board authorized the Company to offer to amend outstanding options representing the right to purchase shares issued to directors, officers and current employees pursuant to the Stock Plan, to permit these options alternatively to be settled for cash or exercised for the issuance of shares, at the election of the option holder. This modification of the outstanding options changed its classification from equity awards to liability awards and the fair value of the liability awards is remeasured at the end of each reporting period through settlement. For the three months ended September 30, 2012, the total incremental and remeasurement of compensation cost resulting from the modification was $23,576. The expense is reported within selling, general, and administrative expenses.

At September 30, 2012, there were 479,977 shares available for grant. All option grants have maximum contractual terms ranging from 5 to 10 years. It is the Company’s policy to issue new shares to satisfy the requirements of its share-based compensation plan. The Company does not expect to repurchase shares in the future to support its share-based compensation plan.

During the three months ended September 30, 2012, share-based compensation awards consisted of the issuance of 13,188 nonqualified stock options and 4,468 restricted stock grants. A summary of the changes in options outstanding under the Stock Plan during the three months ended September 31, 2012 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term in Years	Value
Outstanding as of June 30, 2012	4,365,397	$8.10	2.65	$29,690
Granted	13,188	13.43
Exercised	(303,333)	4.05
Forfeited and expired	—	—
Outstanding as of September 30, 2012	4,075,252	$8.41	2.46	$32,163

Exercisable as of September 30, 2012	3,298,066	$6.06	2.11	32,108

The Company estimates the fair value of grants using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of stock option awards for the three months ended and as of September 30, 2012:

2013
Risk-free interest rate	0.22 to 0.91%
Expected dividend yield	1.64
Expected volatility	47.00 to 60.30
Expected forfeiture rate	—
Expected term (years)	1.60 to 6.05

The risk-free interest rate is based on the yield of zero coupon U.S. Treasury bonds with terms similar to the expected term of options. The expected dividend yield is based on the Company’s current annual dividend yield of $0.25 per common share. The expected volatility is based on historical changes in stock prices or historical volatilities of similar companies since there is limited trading data related to the Company’s common stock. The expected forfeiture rate and expected term are based on historical exercise behavior.

During the three months ended September 30, 2012, 64,206 options vested, resulting in total vested options of 3,298,066. There are 777,187 nonvested options outstanding at September 30, 2012.

For the three months ended September 30, 2012, pre-tax share-based compensation expense was $24,056. For the three months ended September 30, 2011, pre-tax share-based compensation expense was $458. The expense is reported within selling, general, and administrative expenses.

As of September 30, 2012, the Company has unearned compensation expense of $1,145, before income taxes, related to nonvested stock option awards. The unrecognized compensation expense is expected to be recognized over 2.2 years.

b.	Executive Bonus Plan

In addition to share-based awards issued under the Stock Plan, the Company issues restricted stock units under the Company’s Executive Bonus Plan. These restricted stock units proportionally vest over three years, but are not delivered until the end of the third year. The Company will settle these awards by cash transfer, based on the Company’s stock price on the date of transfer. During the three months ended September 30, 2012, there were no restricted stock units granted, and as of September 30, 2012, 487,367 restricted stock units were outstanding. For the three months ended September 30, 2012, pre-tax compensation expense for these restricted stock units was $829. The expense is reported within selling, general, and administrative expenses. The $2,048 liability associated with these restricted stock units is included in other long-term liabilities at September 30, 2012.

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

The following table summarizes assets measured at fair value on a recurring basis at September 30, 2012:

	Total	Level 1	Level 2	Level 3
Foreign exchange forward contracts	$23	—	23	—
Total	$23	—	23	—

The following table summarizes liabilities measured at fair value on a recurring basis at September 30, 2012:

	Total	Level 1	Level 2	Level 3
Power hedge	$371	—	371	—
Liability classified stock options	29,398	—	29,398	—
Restricted stock units	2,157	2,157	—	—
Total	$31,926	2,157	29,769	—

The Company does not have any assets that are required to be remeasured at fair value at June 30, 2012. The following table summarizes liabilities measured at fair value on a recurring basis at June 30, 2012:

	Total	Level 1	Level 2	Level 3
Foreign exchange forward contracts	$20	—	20	—
Power hedge	742	—	742	—
Restricted stock units	1,282	1,282	—	—
Total	$2,044	1,282	762	—

Derivative liabilities related to the foreign exchange forward contracts and power hedge agreement are summarized in note 8 (Derivative Instruments). Fair values are determined by independent brokers using quantitative models based on readily observable market data.

The fair value of restricted stock units is based on quoted market prices of the Company stock at the end of each reporting period.

See note 14 (Share-Based Compensation) for information regarding the fair value of our liability classified stock options.

See note 7 (Debt) for information regarding the fair value of our outstanding debt.

(16)           Related Party Transactions

From time to time, the Company enters into transactions in the normal course of business with related parties. Management believes that such transactions are at arm’s length and for terms that would have been obtained from unaffiliated third parties.

A current and a former member of the board of directors are affiliated with Marco International. During the three months ended September 30, 2012 and 2011, the Company:

•
Entered into agreements with Marco International to purchase carbon electrodes. Marco International billed $14,347 and $1,603, respectively, under these agreements. At September 30, 2012 and June 30, 2012, payables to Marco International under these agreements totaled $4,315 and $962, respectively.

•
Entered into an agreement to sell ferrosilicon to Marco International. Net sales were $137 and $192, respectively, under this agreement. At September 30, 2012 and June 30, 2012, receivables from Marco International under this agreement totaled $137 and $137, respectively.

•
Entered into an agreement to sell calcium silicon powder to Marco International. Net sales were $464 and $2,115, respectively, under this agreement. At September 30, 2012 and June 30, 2012, receivables from Marco International under this agreement totaled $0 and $1,115, respectively.

The Company is affiliated with Norchem, Inc. (Norchem) through its 50.0% equity interest. During the three months ended September 30, 2012 and 2011, the Company sold Norchem product valued at $2,330 and $1,500, respectively. At September 30, 2012 and June 30, 2012, receivables from Norchem totaled $1,041 and $622, respectively.

Prior to our purchase of a majority interest in Ningxia Yonvey Coal Industrial Co., Ltd (Yonvey), Yonvey’s predecessor had entered into a lending agreement with the remaining minority stockholder. At September 30, 2012 and June 30, 2012, $1,107 and $1,112, respectively, remained payable to Yonvey from this related party.

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

Each of our reportable segments distributes its products in both its country of domicile, as well as to other international customers. The following presents the Company’s consolidated net sales by product line:

	Three Months Ended
	September 30,
	2012	2011
Silicon metal	$112,912	89,954
Silicon-based alloys	67,141	67,148
Other	20,655	17,760
Total	$200,708	174,862

a.  Segment Data

Summarized financial information for our reportable segments as of, and for, the three months ended September 30, 2012 and 2011, is shown in the following tables:

	Three Months Ended
	September 30,
	2012
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes	Total Assets
GMI	$184,738	23,646	23,845	714,082
Globe Metais	—	—	—	—
Globe Metales	14,346	1,439	1,164	86,747
Solsil	—	(173)	(173)	29,984
Corporate	—	(29,429)	(29,916)	455,971
Other	2,482	(963)	(1,084)	39,471
Eliminations	(858)	(172)	(173)	(365,364)
	$200,708	(5,652)	(6,337)	960,891

	Three Months Ended
	September 30,
	2011
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes
GMI	$154,928	35,134	34,336
Globe Metais	—	(1)	(1)
Globe Metales	17,097	3,517	3,147
Solsil	—	(219)	(219)
Corporate	—	(6,417)	(5,272)
Other	7,264	(407)	(274)
Eliminations	(4,427)	858	858
	$174,862	32,465	32,575

The accounting policies of our operating segments are the same as those disclosed in note 2 (Summary of Significant Accounting Policies) to our June 30, 2012 financial statements. We evaluate segment performance principally based on operating income (loss). Intersegment net sales are not material.

b.  Geographic Data

Net sales are attributed to geographic regions based upon the location of the selling unit. Net sales by geographic region for the three months ended September 30, 2012 and 2011 consist of the following:

	Three Months Ended
	September 30,
	2012	2011
United States	$156,580	154,784
Argentina	13,488	15,222
Canada	28,158	—
China	118	477
Poland	2,364	4,379
Total	$200,708	174,862

Long-lived assets by geographical region at September 30, 2012 and June 30, 2012 consist of the following:

	September 30,	June 30,
	2012	2012
United States	$329,402	330,724
Argentina	30,980	31,185
Canada	103,191	100,842
China	25,722	26,288
Poland	926	939
Total	$490,221	489,978

Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation and amortization, and goodwill and other intangible assets.

c.  Major Customer Data

The following is a summary of the Company’s major customers and their respective percentages of consolidated net sales for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
	2012	2011
Dow Corning	21%	11%
All other customers	79	89
Total	100%	100%

The majority of sales to Dow Corning for the three months ended September 30, 2012 and 2011 are associated with Dow Corning’s 49% ownership interest in WVA LLC and QSLP. Sales to Dow Corning are included in the GMI segment.

(18)           Subsequent Events

On November 5, 2012, the Company’s Board of Directors approved a quarterly dividend of $0.0625 per common share, pursuant to the Company’s previously announced intention to pay an annual divided on a quarterly basis.  The dividend is payable on December 14, 2012 to shareholders of record at the close of business on November 20, 2012.

The Company has evaluated subsequent events through the date these financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Certain statements made in this quarterly report involve risks and uncertainties. These forward-looking statements reflect the Company’s best judgment based on our current expectations, assumptions, estimates and projections about us and our industry, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements are more fully described in the “Risk Factors” sections contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and in this Quarterly Report. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report, as well as the more detailed information in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Introduction

Globe Specialty Metals, Inc., together with its subsidiaries (collectively, “we” or “our”) is one of the leading manufacturers of silicon metal and silicon-based alloys. As of September 30, 2012, we owned and operated six principal manufacturing facilities and coal mines, in two primary operating segments: GMI, our U.S. operations and, Globe Metales, our Argentine operations.

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

Overview and Recent Developments

We are presently running all our furnaces at full capacity subject to planned maintenance outages and are continuing to successfully integrate Quebec Silicon, achieving significant production efficiencies and a lowered cost of production.  In addition, we continue to realize company-wide benefits from our overall efficiency initiatives. During the first quarter we were impacted by weather-related power outages at our Alloy, West Virginia and Bridgeport, Alabama plants.  These outages occurred in July and served to reduce pre-tax income by approximately $3,000,000.

Net sales for the quarter ended September 30, 2012 were up 5% from the preceding quarter ended June 30, 2012, as a result of a 5% increase in tons shipped and a small increase in average selling prices.  The increase in shipments was largely related to a full quarter’s ownership of Quebec Silicon which was acquired on June 17, 2012 and shipments made to Dow Corning under our joint venture arrangements.

Net loss before benefit from income taxes totaled $6,337,000 in the first quarter ended September 30, 2012, and includes a pre-tax charge of $23,600,000 for a change to our existing stock option plan to allow for cash settlement of stock options and a pre-tax transaction and due diligence costs of $651,000. This compares to income before provision for income taxes in the preceding quarter ended June 30, 2012 of $15,158,000, which included pre-tax transaction and due diligence costs of $3,765,000.

Outlook

The diverse end markets that we serve including steel, autos and consumer goods continue to show consistent demand which we expect to continue, despite weakness in Europe.

We recently started negotiations on our calendar 2013 silicon metal business and orders are coming at a healthy pace.  To-date, we have commitments for more than half of our expected calendar 2013 silicon metal production and negotiations are continuing for the balance.  As in the past, we have business that is fixed priced and business that is priced based on indexes.  To-date, the fixed priced and indexed business, together, is at an aggregate price above the current published indexes.  We will continue to sell on a fixed and an indexed basis as appropriate and leave room for spot business as well.  We are seeing consistent demand and positive signs for the major end market that use our products directly and indirectly.  Additionally, we are continuing to develop other potential revenue streams such as fume that will add additional value and increase profitability.

In the second quarter ending December 31, 2012 we are taking several planned maintenance outages, specifically, the three furnaces in Becancour, Canada that will be down for one week each and two furnaces at our Alloy, West Virginia plant.  The effect of these outages will reduce silicon metal production, and sales, by approximately 5%.  This is expected to reduce EBITDA by approximately $3,000,000 from the first quarter.

Critical Accounting Policies

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Management bases our estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from the estimates used under different assumptions or conditions. We have provided a description of significant accounting policies in the notes to our condensed consolidated financial statements and our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Our critical accounting policies have not significantly changed from those discussed in “Part II — Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, except as follows:

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

Results of Operations

GSM Three Months Ended September 30, 2012 vs. 2011

Consolidated Operations:
	Three Months Ended
	September 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$200,708	174,862	25,846	14.8%
Cost of goods sold	168,640	127,650	40,990	32.1%
Selling, general and administrative expenses	37,720	14,801	22,919	154.8%
Gain on sale of business	—	(54)	54	(100.0%)
Operating (loss) income	(5,652)	32,465	(38,117)	(117.4%)
Interest expense, net	(1,345)	(1,376)	31	(2.3%)
Other income	660	1,486	(826)	(55.6%)
(Loss) income before (beneift from) provision for income taxes	(6,337)	32,575	(38,912)	(119.5%)
(Benefit from) provision for income taxes	(1,269)	11,488	(12,757)	(111.0%)
Net (loss) income	(5,068)	21,087	(26,155)	(124.0%)
Income attributable to noncontrolling interest, net of tax	(637)	(394)	(243)	61.7%
Net (loss) income attributable to Globe Specialty Metals, Inc.	$(5,705)	20,693	(26,398)	(127.6%)

Net Sales:
	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$112,912	40,487	$2,789	$89,954	27,434	$3,279
Silicon-based alloys	67,141	29,543	2,273	67,148	26,851	2,501
Silicon metal and silicon-based alloys	180,053	70,030	2,571	157,102	54,285	2,894
Silica fume and other	20,655			17,760
Total net sales	$200,708			$174,862

Net sales increased $25,846,000, or 15%, from the prior year to $200,708,000 primarily as a result 29% increase in metric tons sold, offset by an 11% decrease in average selling prices.  The increase in sales volume was driven by a 48% increase in silicon metal tons sold and a 10% increase in silicon-based alloys tons sold, resulting in an increase in net sales of $49,532,000.  The increase in silicon metal volume was primarily due to the acquisition of Quebec Silicon on June 13, 2012 which contributed 9,611 tons during the first quarter of fiscal 2013 and an increase due to the timing of shipments from of our Alloy, West Virginia joint venture.  The increase in silicon-based alloys was primarily due to demand from the steel and automotive industries in North America.

The average selling price of silicon metal decreased 15% and the average selling price of silicon-based alloys decreased by 9%.  The decrease in silicon metal pricing was due to lower pricing on annual calendar 2012 contracts, including lower pricing on index-based contracts, and the effect of selling 49% of the silicon metal volume from the new Quebec Silicon plant joint venture at cost plus a modest margin.  The decrease in silicon-based alloys pricing is also due to weaker pricing in the marketplace driven by end-user demand, particularly in Europe.

Other revenue increased by $2,895,000 due to an increase in third party coal sales from Alden Resources and the acquisition of Quebec Silicon.

Cost of Goods Sold:

The $40,990,000, or 32%, increase in cost of goods sold was a result of a 29% increase in metric tons sold and a 2% increase in cost per ton sold.  The increase in cost per ton sold is primarily due to the effect of storm related power outages at our Alloy, WV and Bridgeport, AL facilities in July 2012 as well as the acquisition of Quebec Silicon which increased the mix of silicon metal which has higher production costs, and a higher sales price than silicon-based alloys.

Gross margin represented approximately 16% of net sales in the first quarter of fiscal year 2013 and decreased from 27% of net sales in the first quarter of fiscal year 2012, primarily as a result of lower silicon metal and silicon-based alloy selling prices.

Selling, General and Administrative Expenses:

The increase in selling, general and administrative expenses of $22,919,000, or 155%, was primarily due to an increase in stock based compensation of approximately $24,473,000, of which $23,576,000 represents the total incremental and remeasurement cost resulting from the change in the classification of the outstanding options from equity awards to liability awards and the fair value of the liability awards at the end of the quarter. This charge was necessary due to a change to the existing stock option plan to allow outstanding options to be settled in cash. This increase was partially offset by a year over year reduction of due diligence and transaction-related costs of $1,029,000, a reduction of professional fees of $881,000, and a reduction of performance-based bonuses of $215,000.

Gain on Sale of Business:

The gain on sale of business for the first quarter of fiscal year 2012 was the result of a subsequent settlement associated with the sale of our Brazilian manufacturing operations on November 5, 2009.

Net Interest Expense:

Net interest expense decreased by $31,000 primarily due to the refinancing of the multi-currency revolving credit facility, with a lower interest rate.

Other Income:

Other income decreased by $826,000 due primarily to the inclusion of foreign exchange gains resulting from the revaluation of long-term reais denominated liabilities in the first quarter of fiscal 2012, partially offset by the revaluation of a U.S. dollar loan at a foreign subsidiary.

Income Taxes:

Tax benefit as a percentage of pre-tax income was approximately 20%, or ($1,269,000), in the first quarter of fiscal year 2013 and the provision for income taxes was approximately 35%, or $11,488,000, in the first quarter of fiscal year 2012. The decrease in the effective tax rate is as a result of a tax benefit in one jurisdiction with net loss offset by tax expense in other jurisdictions.

Segment Operations

GMI

	Three Months Ended
	September 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$184,738	154,928	29,810	19.2%
Cost of goods sold	154,022	113,145	40,877	36.1%
Selling, general and administrative expenses	7,070	6,649	421	6.3%
Operating income	$23,646	35,134	(11,488)	(32.7%)

Net sales increased $29,810,000, or 19%, from the prior year to $184,738,000. The increase was primarily attributable to a 33% increase in metric tons sold, offset by a 10% decrease in average selling prices.  Silicon metal volume increased 48% primarily due to the acquisition of Quebec Silicon on June 13, 2012 which contributed 9,611 tons during the first quarter of fiscal 2013 and an increase due to the timing of shipments out of our Alloy, West Virginia joint venture.  Silicon-based alloys volume increased 14% primarily due to demand from the steel and automotive industries.  Silicon metal pricing decreased 15% primarily due to lower pricing on annual calendar 2012 contracts, including lower pricing on index-based contracts, and the effect of selling 49% of the silicon metal volume from the new Quebec Silicon plant joint venture at cost plus a modest margin.  Silicon-based alloys pricing decreased 5% year over year.

Operating income decreased by $11,488,000 from the prior year quarter to $23,646,000. This decrease was primarily due to lower average selling prices for silicon metal and silicon-based alloys, offset by increase in volume.  Cost of goods sold increased by 36%, while volumes increased by 33%. The increase in cost per ton sold is primarily due to the effect of storm related power outages at our Alloy, WV and Bridgeport, AL facilities as well as the acquisition of Quebec Silicon which increased the mix of silicon metal, which has a higher cost of production and a higher sales price. Additionally, selling, general and administrative expenses increase as a result of the acquisition of Quebec Silicon, offset by a decrease in professional fees.

Globe Metales

	Three Months Ended
	September 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$14,346	17,097	(2,751)	(16.1%)
Cost of goods sold	12,042	12,592	(550)	(4.4%)
Selling, general and administrative expenses	865	988	(123)	(12.4%)
Operating income	$1,439	3,517	(2,078)	(59.1%)

Net sales decreased $2,751,000, or 16%, from the prior year to $14,346,000. This decrease was primarily attributable to a 13% decrease in average selling prices and a 6% decrease in shipments.  Pricing decreased on calcium silicon and magnesium ferrosilicon due to weakness in Europe, particularly from steel producers.  Volumes decreased primarily due to a softening of certain of our end markets, particularly in Europe.

Operating income decreased by $2,078,000 from the prior year to $1,439,000. The decrease was primarily due to lower average selling prices and lower volume combined with somewhat higher production costs driven by local inflation. Cost of goods sold decreased by 4%, while volumes decreased 6%.

Solsil

	Three Months Ended
	September 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Cost of goods sold	$124	148	(24)	(16.2%)
Selling, general and administrative expenses	49	71	(22)	(31.0%)
Operating loss	$(173)	(219)	46	21.0%

Net sales remained constant from the prior year at $0. This was attributable to Solsil suspending commercial production during fiscal year 2010 as a result of a significant decline in the price of polysilicon and the decline in demand for upgraded metallurgical grade silicon. We are concentrating our efforts on research and development activities focused on reducing our cost of production.

Operating loss decreased by $46,000 from the prior year to ($173,000).  The primary driver of this change was a decrease in cost of goods sold of $24,000 from the prior year to $124,000.

Corporate

	Three Months Ended
	September 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$29,429	6,471	22,958	354.8%
Gain on sale of business	—	(54)	54	(100.0%)
Operating loss	$(29,429)	(6,417)	(23,012)	(358.6%)

Operating loss increased by $23,012,000 from the prior year to $29,429,000. Selling, general and administrative expenses increased by $22,958,000 year over year primarily due to an increase in stock based compensation of approximately $24,473,000, of which $23,576,000 represents the total incremental and remeasurement cost resulting from the change in the classification of the outstanding options from equity awards to liability awards and the fair value of the liability awards at the end of the quarter. This charge was necessary due to a change to the existing stock option plan to allow outstanding options to be settled in cash. This increase was partially offset by lower due diligence and transaction-related costs of $1,029,000, a reduction in performance based bonuses of $271,000 as well as a reduction in professional and legal fees.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balance, cash flows from operations, and unused commitments under our existing credit facilities. At September 30, 2012, our cash and cash equivalents balance was approximately $182,109,000, and we had $191,432,000 available for borrowing under our existing financing arrangements. We generated cash flows from operations totaling $15,923,000 during the three month ended September 30, 2012.

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

In August 2012, the Company’s Board of Directors approved an annual dividend of $0.25 per common share, payable quarterly in September 2012, December 2012, March 2013 and June 2013. Quarterly dividend of $0.0625 per common share was paid on September 19, 2012 to shareholders of record at the close of business on September 5, 2012, totaling $4,691,000.  The Board of Directors authorized a quarterly dividend of $0.0625 per common share to shareholders of record at the close of business on November 20, 2012, which will be paid on December 14, 2012

  In August 2012, the Board authorized the Company to offer to amend outstanding options representing the right to purchase shares issued to directors, officers and current employees pursuant to the Stock Plan, to permit these options alternatively to be settled for cash or exercised for the issuance of shares, at the election of the option holder. This modification of the outstanding options changed its classification from equity awards to liability awards and the fair value of the liability awards is remeasured at the end of each reporting period through settlement.  At September 30, 2012, the liability recorded for the liability awards is $29,398,000.

Cash Flows

The following table is a summary of consolidated cash flows:

	Three Months Ended
	September 30,
	2012	2011
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$178,010	166,208
Cash flows provided by operating activities	15,923	12,365
Cash flows used in investing activities	(8,025)	(82,905)
Cash flows (used in) provided by financing activities	(2,721)	56,882
Effect of exchange rate changes on cash	(1,078)	(230)
Cash and cash equivalents at end of period	$182,109	152,320

Operating Activities:

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions.

Net cash provided by operating activities was $15,923,000 and $12,365,000 during the first three months of fiscal year 2013 and 2012, respectively. The $3,558,000 increase in net cash provided by operating activities was due to a decrease in net working capital offset by a decrease in operating results for the first three months of fiscal year 2013 compared to the first three months of fiscal 2012. In the first three months of fiscal year 2013, accounts receivable decreased, due partly to a decrease in average selling prices in the first three months of fiscal 2013, and accounts payable increased due to timing of payments.  This change was offset by an increase in inventory in the first three months of fiscal year 2013 primarily attributable to increased raw materials inventory at the Becancour facility, which must stockpile coal for the winter season, and at the other plants, which can now receive coal shipments by lower cost rail instead of fast truck deliveries, and from the timing of finished goods shipments.

Investing Activities:

Net cash used in investing activities was approximately $8,025,000 and $82,905,000 in the first three months of fiscal year 2013 and 2012, respectively. The change was primarily due to the acquisition of Alden Resources, LLC in the first three months of fiscal year 2012 which resulted in the use of approximately $73,194,000 in cash and year over year capital expenditures decreased from approximately $9,711,000 to $8,025,000.

Financing Activities:

Net cash (used in) provided by financing activities was approximately ($2,721,000) and $56,882,000 in the first three months of fiscal year 2013 and 2012, respectively. The change was primarily due to a year over year decrease in net debt borrowings of approximately $55,414,000, offset by a dividend payment of $4,691,000 in the first three months of fiscal 2013.

Exchange Rate Change on Cash:

The effect of exchange rate changes on cash was related to fluctuations in the Canadian dollar, the functional currency of the Canadian subsidiary as well as fluctuations in the renminbi, the functional currency of our Chinese subsidiary.

Commitments and Contractual Obligations

Our commitments and contractual obligations have not changed significantly from those disclosed in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commitments and Contractual Obligations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

At September 30, 2012 and June 30, 2012, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

Recently Implemented Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) amended its accounting guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of the guidance were effective as of the beginning of our 2013 fiscal year. Accordingly, we have presented the components of net income and other comprehensive income for the three months ended September 30, 2012 and September 30, 2011 as two separate but consecutive statements. In June 2012, the FASB issued a new proposal that would require an entity to provide enhanced footnote disclosures to explain the effect of reclassification adjustments on other comprehensive income by component and provide a tabular disclosure in the footnotes showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. We will continue to monitor the FASB’s activities related to the proposed guidance.

In September 2011, the FASB issued new accounting guidance that permits an entity to first assess qualitative factors of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. An entity would continue to perform the historical first step of the impairment test if it fails the qualitative assessment, while no further analysis would be required if it passes. The provisions of the new guidance were effective for, and had no impact on, our 2012 annual goodwill impairment test results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks have not changed significantly from those disclosed in “Part II — Item 7A. — Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)) as of September 30, 2012. Based upon that evaluation, our Principal Executive Officers and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

In our first quarter ended September 30, 2012 we began implementing a company-wide SAP enterprise resource planning software system. SAP will replace our accounting and other systems that are used to record and report our financial results and associated disclosures. In conjunction with the SAP implementation, we will modify the design, operation and documentation of our internal controls over financial reporting.  The Company will migrate certain financial and sales processing systems in the United States to SAP in our second quarter ending December 31, 2012 as part of our project to implement SAP at the Company’s facilities worldwide. The Company will continue to monitor and test these systems as part of management’s annual evaluation of internal control over financial reporting.

Other than the implementation mentioned above, there have been no changes in our internal control over financial reporting that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in “Part I — Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. There have been no material changes in our risks from such description.

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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) notes to these condensed consolidated financial statements. *

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

                      November 8, 2012