Form 10-Q
period 2012-12-31
GLOBE SPECIALTY METALS INC
filed 2013-02-12
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 8, 2013, the registrant had 75,301,549 shares of common stock outstanding.

Globe Specialty Metals, Inc.

		Page
		No.
PART I

Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 4.	Mine Safety Disclosure	25
Item 6.	Exhibits	25
SIGNATURES		26
EX-31.1
EX-31.2
EX-32.1
EX-95
EX-101

PART I

Item 1.  Financial Statements

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets
December 31, 2012 and June 30, 2012
(In thousands, except share and per share amounts)
(Unaudited)

	December 31, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$163,461	178,010
Accounts receivable, net of allowance for doubtful accounts of $1,958
and $955 at December 31, 2012 and June 30, 2012, respectively	79,714	85,258
Inventories	146,605	119,441
Prepaid expenses and other current assets	29,634	27,915
Total current assets	419,414	410,624
Property, plant, and equipment, net of accumulated depreciation, depletion and amortization	436,189	432,761
Goodwill	60,269	56,740
Other intangible assets	477	477
Investments in unconsolidated affiliates	5,973	9,217
Deferred tax assets	416	200
Other assets	24,279	26,728
Total assets	$947,017	936,747
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,513	52,005
Short-term debt	329	317
Revolving credit agreements	9,000	9,000
Accrued expenses and other current liabilities	55,912	40,602
Total current liabilities	116,754	101,924
Long-term liabilities:
Revolving credit agreements	143,742	131,386
Deferred tax liabilities	27,748	28,835
Other long-term liabilities	68,663	70,803
Total liabilities	356,907	332,948
Commitments and contingencies (note 11)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares; issued, 75,583,986
and 75,331,310 shares at December 31, 2012 and June 30, 2012, respectively	8	8
Additional paid-in capital	398,648	405,675
Retained earnings	110,432	119,863
Accumulated other comprehensive loss	(5,792)	(6,840)
Treasury stock at cost, 282,437 shares at December 31, 2012 and June 30, 2012	(4)	(4)
Total Globe Specialty Metals, Inc. stockholders’ equity	503,292	518,702
Noncontrolling interest	86,818	85,097
Total stockholders’ equity	590,110	603,799
Total liabilities and stockholders’ equity	$947,017	936,747

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Income Statements
Three and six months ended December 31, 2012 and 2011
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net sales	$179,940	165,547	$380,648	340,409
Cost of goods sold	148,331	129,448	316,971	257,098
Selling, general, and administrative expenses	9,053	14,316	46,773	29,117
Research and development	—	3	—	3
Business interruption insurance recovery	—	(450)	—	(450)
Gain on sale of business	—	—	—	(54)
Operating income	22,556	22,230	16,904	54,695
Other income (expense):
Gain on remeasurement of equity investment	1,707	—	1,707	—
Interest income	217	4	388	16
Interest expense, net of capitalized interest	(1,826)	(1,459)	(3,342)	(2,847)
Foreign exchange (loss) gain	(1,632)	(308)	(1,087)	1,016
Other income	(13)	198	102	360
Income before provision for income taxes	21,009	20,665	14,672	53,240
Provision for income taxes	5,373	6,070	4,104	17,558
Net income	15,636	14,595	10,568	35,682
Income attributable to noncontrolling interest, net of tax	(568)	(1,151)	(1,205)	(1,545)
Net income attributable to Globe Specialty Metals, Inc.	$15,068	13,444	$9,363	34,137
Weighted average shares outstanding:
Basic	75,174	75,038	75,112	75,029
Diluted	75,247	76,732	75,275	76,759
Earnings per common share:
Basic	$0.20	0.18	$0.12	0.45
Diluted	0.20	0.18	0.12	0.44
Cash dividends declared per common share	0.19	—	0.25	0.20

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income
Three and six months ended December 31, 2012 and 2011
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net income	$15,636	14,595	$10,568	35,682
Other comprehensive (loss) income:
Foreign currency translation adjustment	(660)	391	1,565	669
Unrealized gain on available for sale securitites, net of tax	—	(19)	(1)	(38)
Total other comprehensive (loss) income	(660)	372	1,564	631
Comprehensive income	14,976	14,967	12,132	36,313
Comprehensive (loss) income attributable to noncontrolling interest	(28)	1,151	1,721	1,545
Comprehensive income attributable to Globe Specialty Metals, Inc.	$15,004	13,816	$10,411	34,768

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity
Six months ended December 31, 2012
(In thousands)
(Unaudited)

	Globe Specialty Metals, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other	Treasury		Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	at Cost	Interest	Equity
Balance at June 30, 2012	75,332	$8	405,675	119,863	(6,840)	(4)	85,097	603,799
Share-based compensation	2	—	(8,027)	—	—	—	—	(8,027)
Stock option exercises	250	—	1,000	—	—	—	—	1,000
Cash dividend	—	—	—	(18,794)	—	—	—	(18,794)
Comprehensive income	—	—	—	9,363	1,048	—	1,721	12,132
Balance at December 31, 2012	75,584	$8	398,648	110,432	(5,792)	(4)	86,818	590,110

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows
Six months ended December 31, 2012 and 2011
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net income	$10,568	35,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,423	15,559
Depletion	810	373
Share-based compensation	(8,027)	1,147
Gain on remeasurement of equity investment	(1,707)	—
Gain on sale of business	—	(54)
Amortization of deferred financing fees	400	—
Deferred taxes	(7,422)	2,893
Amortization of customer contract liabilities	(2,874)	—
Accretion	128	—
Changes in operating assets and liabilities:
Accounts receivable, net	7,924	553
Inventories	(24,188)	(8,578)
Prepaid expenses and other current assets	3,777	(2,888)
Accounts payable	(2,411)	(8,838)
Accrued expenses and other current liabilities	13,821	(8,114)
Other	(466)	(3,095)
Net cash provided by operating activities	12,756	24,640
Cash flows from investing activities:
Capital expenditures	(18,204)	(27,046)
Acquisition of business, net of cash acquired of $3,656 and $5, respectively	(844)	(73,194)
Net cash used in investing activities	(19,048)	(100,240)
Cash flows from financing activities:
Borrowings of long-term debt	—	50,000
Payments of short-term debt	—	(709)
Borrowings under revolving credit agreements	20,391	8,000
Payments under revolving credit agreements	(8,228)	—
Dividend payment	(18,794)	(15,007)
Proceeds from stock option exercises	1,000	195
Other financing activities	(1,275)	(1,842)
Net cash (used in) provided by financing activities	(6,906)	40,637
Effect of exchange rate changes on cash and cash equivalents	(1,351)	(47)
Net decrease in cash and cash equivalents	(14,549)	(35,010)
Cash and cash equivalents at beginning of period	178,010	166,208
Cash and cash equivalents at end of period	$163,461	131,198

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$2,414	2,121
Cash paid for income taxes, net of refunds totaling $87 and $1,954, respectively	11,651	19,809

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
Three and six months ended December 31, 2012 and 2011
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

(2)             Summary of Significant Accounting Policies

a. Basis of Presentation

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) of the results for the interim periods presented and such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. There have been no material changes to the Company’s significant accounting policies during the six months ended December 31, 2012.

b. Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and related notes. Significant estimates and assumptions in these condensed consolidated financial statements include the valuation of inventories; the carrying amount of property, plant, and equipment; estimates of fair value associated with accounting for business combinations; goodwill and long-lived asset impairment tests; estimates of fair value of investments; income taxes and deferred tax valuation allowances; valuation of derivative instruments; the determination of the discount rate and the rate of return on plan assets for pension expense; and the determination of the fair value of share-based compensation involving assumptions about forfeiture rates, stock volatility, discount rates, and expected time to exercise. During interim periods, provision for income taxes is recognized using an estimated annual effective tax rate. Due to the inherent uncertainty involved in making estimates, actual results could differ from these estimates. Matters that, in future periods, may result in updates to certain estimates and assumptions involving the application of certain of the Company’s critical accounting policies are presented below.

Nigeria Exploration Licenses

In 2011, we acquired exploration licenses related to certain mines located in Nigeria for approximately $17,000, which grant us the right to explore for, among other things, manganese ore, a raw material used in the production of certain silicon and manganese based alloys. Such licenses expire in August 2013, and are renewable for up to four years. In the event that we determine that we will be unable to recover the costs associated with these licenses (e.g., if we determine that the exploration of these mines is not feasible), we could incur an impairment charge for an amount up to the carrying amount of these licenses. Such amount is included within other assets.

Solsil Long-Lived Assets

Solsil is currently focused on research and development projects and is not producing material for commercial sale. Although we expect to expand operations through the construction of new facilities using new technologies, Solsil’s financial prospects are uncertain. Solsil’s expected future profitability is dependent upon its ability to produce solar grade silicon metal at significantly larger scales than it currently can produce today and with commercially viable costs. Failure to successfully address these and other challenges may hinder or prevent our ability to achieve our objectives in a timely manner, which may result in the impairment of Solsil’s assets of up to the carrying amount of $20,000.

Yonvey Goodwill and Long-Lived Assets

The Company assesses impairment of goodwill at least annually during the third quarter for each of its reporting units. The valuation of the Company’s reporting units requires significant judgment in evaluation of overall market conditions, estimated future cash flows, discount rates and other factors. During its most recent annual impairment test, the Company determined that the fair value of its Yonvey (electrode manufacturing) reporting unit was not substantially in excess of its carrying amount. In estimating the fair value of Yonvey, the Company considered cash flow projections using assumptions about, among other things, overall market conditions and successful cost rationalization initiatives (principally through the development of new production methods that will enable sustainable quality and pricing). These assumptions also impact our assessment of the ability to recover Yonvey’s long-lived assets. As of December 31, 2012, the carrying amounts of Yonvey goodwill (included within the Company’s “Other” segment), and long-lived assets were approximately $7,800, and $17,700, respectively. Yonvey is currently testing new raw materials for use in new production methods. Deterioration in overall market conditions, or the Company’s inability to execute its cost rationalization initiatives (through development of new production methods or other means) could have a negative effect on these assumptions, and might result in an impairment of Yonvey’s goodwill and long lived assets in the future.

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

e. Recently Implemented Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) amended its accounting guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of the guidance were effective as of the beginning of our 2013 fiscal year. Accordingly, we have presented the components of net income and other comprehensive income for the three and six months ended December 31, 2012 and 2011 as two separate but consecutive statements. In June 2012, the FASB issued a new proposal that would require an entity to provide enhanced footnote disclosures to explain the effect of reclassification adjustments on other comprehensive income by component and provide a tabular disclosure in the footnotes showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. We will continue to monitor the FASB’s activities related to the proposed guidance.

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

(3)             Business Combinations and Divestitures

Quebec Silicon:

On June 13, 2012, the Company closed its acquisition of Becancour Silicon Metal Inc.'s ("BSI") 51% equity interest in Quebec Silicon Limited Partnership ("QSLP") and other working capital assets, collectively known as Quebec Silicon. The acquisition was financed using $31,800 from the Company's new $300,000 revolving credit facility discussed in note 7 (Debt) and $8,803 cash.  The Company operates Quebec Silicon’s silicon metal plant and will purchase approximately 51% of its finished goods output at a price approximately equal to the fully loaded cost of production and sell the material to third party customers. Dow Corning has the right to purchase the other 49% of the plant's output at a price approximately equal to the fully loaded cost of production. This arrangement is similar to the Company's existing joint venture with Dow Corning at its Alloy, West Virginia plant. The Company has engaged a third-party appraisal firm to assist in the process of determining the estimated fair value of certain assets acquired. Based on the preliminary purchase price allocation, goodwill totaling $3,063 has been recorded in connection with the Quebec Silicon acquisition and assigned to the GMI operating segment.

Step Acquisition:

On December 20, 2012, the Company closed its stock purchase of the remaining 50% interest in an existing equity investment. The total purchase price was $5,000, of which $4,500 was financed using cash on hand and the remaining $500 is to be paid within six months subsequent to closing. The Company recognized a gain of approximately $1,707 on the fair value remeasurement (based on the transaction price) of its existing 50% equity investment.  Based on the preliminary purchase price allocation, goodwill totaling $3,394 has been recorded and has been assigned to the GMI operating segment.

(4)             Inventories

Inventories comprise the following:

	December 31,	June 30,
	2012	2012
Finished goods	$58,464	41,550
Work in process	5,481	403
Raw materials	68,908	62,957
Parts and supplies	13,752	14,531
Total	$146,605	119,441

At December 31, 2012, $140,422 in inventory is valued using the first-in, first-out method and $6,183 using the average cost method. At June 30, 2012, $112,418 in inventory is valued using the first-in, first-out method and $7,023 using the average cost method.

(5)             Property, Plant, and Equipment

Property, plant, and equipment, net, is comprise the following:

	December 31,	June 30,
	2012	2012
Land, land improvements, and land use rights	$10,358	10,831
Building and improvements	76,887	76,395
Machinery and equipment	181,814	175,305
Furnaces	198,019	193,055
Mineral reserves	55,843	55,843
Mine development	4,822	4,058
Other	8,222	4,852
Construction in progress	34,932	23,616
Property, plant, and equipment, gross	570,897	543,955
Less accumulated depreciation, depletion and amortization	(134,708)	(111,194)
Property, plant, and equipment, net	$436,189	432,761

Depreciation, depletion and amortization expense for the three and six months ended December 31, 2012 was $11,550 and $23,233, of which $11,367 and $22,869 is recorded in cost of goods sold and $183 and $364 is recorded in selling, general, and administrative expenses, respectively. Depreciation, depletion and amortization expense for the three and six months ended December 31, 2011 was $8,554 and $15,932, of which $8,364 and $15,548 is recorded in cost of goods sold and $190 and $384 is recorded in selling, general, and administrative expenses, respectively.

Capitalized interest for the three and six months ended December 31, 2012 was $0 and $0, respectively. Capitalized interest for the three and six months ended December 31, 2011 was $11 and $23, respectively.

(6)             Goodwill and Other Intangibles

Goodwill and other intangibles presented below have been allocated to the Company’s operating segments.

a. Goodwill

Changes in the carrying amount of goodwill, by reportable segment, during the six months ended December 31, 2012 are as follows:

		Globe
	GMI	Metales	Other	Total
Goodwill at June 30, 2012	$34,591	14,313	7,836	56,740
Step acquisition	3,394	—	—	3,394
Foreign exchange rate changes	87	—	48	135
Goodwill at December 31, 2012	$38,072	14,313	7,884	60,269

b. Other Intangible Assets

There were no changes in the value of the Company’s indefinite lived intangible assets during the six months ended December 31, 2012 and 2011.

(7)             Debt

a. Short-Term Debt

Short-term debt comprises the following:

		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line
December 31, 2012:
Type debt:
Export financing	$—	—	$9,739
Other	329	7.00%	—
Total	$329		$9,739

June 30, 2012:
Type debt:
Export financing	$—	—	$9,269
Other	317	5.00%	—
Total	$317		$9,269

Export Financing Agreements – The Company’s Argentine subsidiary maintains various short-term export financing agreements. Generally, these arrangements are for periods ranging between seven and eleven months, and require the Company to pledge as collateral certain export receivable.

b. Revolving Credit Agreements

A summary of the Company’s revolving credit agreements at December 31, 2012 is as follows:

		Weighted
	Outstanding	Average	Unused	Total
	Balance	Interest Rate	Commitment	Commitment
Revolving multi-currency credit facility	$136,370	2.22%	$162,890	300,000
Revolving credit facility	9,000	2.36%	11,000	20,000
Revolving credit agreement	7,372	5.00%	7,674	15,046

On May 31, 2012 the Company entered into a credit agreement which provides for a $300,000 five-year revolving multi-currency credit facility which includes provisions for the issuance of standby letters of credit, a $10,000 sublimit for swingline loans and a $25,000 sublimit letter of credit facility. The credit facility refinanced existing debt and closing costs of $96,550 and financed the acquisition of Quebec Silicon of $31,800. The credit facility currently provides an additional $162,890 of borrowing capacity as of December 31, 2012. At the Company’s election, the credit facility may be increased from time to time by an amount up to $125,000 in the aggregate; such increase may be in the form of term loans or increases in the revolving credit line, subject to lender commitments and certain conditions as described in the credit agreement. The agreement contains provisions for adding domestic and foreign subsidiaries of the Company as additional borrowers under the credit facility. The agreement terminates on May 31, 2017 and requires no scheduled prepayments before that date. The Company classifies borrowings under this credit facility as long-term liabilities.

Interest on borrowings under the credit agreement is payable, at the Company’s election, at either (a) a base rate (the higher of (i) the U.S. federal funds rate plus 0.50% per annum, (ii) the Administrative Agent’s prime rate or (iii) an adjusted London Interbank Offered Rate for loans with a one month interest period plus 1.00% per annum plus a margin ranging from 0.75% to 1.50% per annum (such margin determined by reference to the leverage ratio set forth in the credit agreement), or (b) the adjusted London Interbank Offered Rate plus a margin ranging from 1.75% to 2.50% per annum (such margin determined by reference to the leverage ratio set forth in the credit agreement). Certain commitment fees are also payable under the credit agreement. The credit agreement contains various covenants. They include, among others, a maximum total debt to earnings before income tax, depreciation and amortization ratio, a minimum interest coverage ratio and a maximum capital expenditures covenant. The credit facility is guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). Borrowings under the credit agreement are collateralized by substantially all of the assets of the Company and the Guarantors, including certain real property, equipment, accounts receivable and inventory and the stock of certain of the Company’s and the Guarantors’ subsidiaries. The Company was in compliance with the loan covenants at December 31, 2012.

At December 31, 2012, there was a $136,370 balance outstanding on the revolving multi-currency credit facility. The total commitment outstanding on this credit facility includes $440 outstanding letters of credit associated with supplier contracts and $300 outstanding letters of credit associated with economic development.

On October 1, 2010, the Company entered into a revolving credit facility, which was amended on March 5, 2012. The amended agreement provides for a $20,000 revolving credit facility. Total borrowings under this revolving credit facility were $9,000 at December 31, 2012. Interest on advances under the revolving credit facility accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. The credit facility is subject to certain restrictive and financial covenants, which include limits on additional debt, a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization and minimum net worth. The Company was in compliance with the loan covenants at December 31, 2012. The Company classifies borrowings under this revolving credit facility in current liabilities as the agreement expires on June 30, 2013.

The Company’s subsidiary, Quebec Silicon, entered into a revolving credit agreement dated October 1, 2010, amended on November 23, 2011 and further amended and restated on September 20, 2012, which provides for up to $15,000 Canadian Dollars to fund Quebec Silicon’s working capital requirements. Funding under the revolving credit agreement is available upon request at any time, up to the full amount of the unused credit commitment and subject to continued compliance with the terms of the agreement. Interest on borrowings under the credit agreement is payable at a variable rate of Canadian prime plus 2.00% (5.00% at December 31, 2012), payable quarterly. The credit agreement expires on September 20, 2015, and may be terminated earlier, at the lender’s discretion subject to certain change in ownership conditions being met. All of Quebec Silicon’s assets, properties and revenues have been pledged as security for Quebec Silicon’s obligations under the revolving credit agreement. As of December 31, 2012, $7,372 ($7,350 Canadian Dollars) was outstanding under the facility.

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

Interest Rate Risk:

The Company is exposed to market risk from changes in interest rates on certain of its short-term and long-term debt obligations. The Company has historically utilized interest rate swaps and interest rate cap agreements to reduce its exposure to interest rate fluctuations. All interest rate derivatives were settled when the Company closed on the $300,000 revolving multi-currency credit facility discussed in note 7 (Debt).

Foreign Currency Risk:

The Company is exposed to market risk arising from changes in currency exchange rates as a result of its operations outside the United States, principally in Argentina, China and Canada. A portion of the Company’s net sales generated from its non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of the Company’s operating costs for its non-U.S. operations are denominated in local currencies, principally the Canadian dollar, Argentine peso and the Chinese renminbi. Consequently, the translated U.S. dollar value of the Company’s non-U.S. dollar net sales, and related accounts receivable balances, and its operating costs are subject to currency exchange rate fluctuations. Derivative instruments are not used extensively to manage this risk. At December 31, 2012, the Company had foreign exchange forward contracts and options covering approximately 23,000 Euros, expiring at dates ranging from January 2013 to October 2013, at an average exchange rate of 1.28 Canadian dollar to 1.00 Euro.

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

In June 2010, the Company entered into a power hedge agreement on a 175,440 MWh notional amount of electricity, representing approximately 20% of the power required by its Niagara Falls, New York plant not supplied by the facility’s long-term power contract over the term of the hedge agreement. The notional amount decreases equally per month through the agreement’s expiration on June 30, 2012. Under the power hedge agreement, the Company fixed the power rate at $39.60 per MWh over the life of the contract. In October 2010, the Company entered into a power hedge agreement on an 87,600 MWh notional amount of electricity, also for power required at our Niagara Falls, New York plant. The notional amount decreases equally per month from the agreement’s July 1, 2012 effective date through its expiration on June 30, 2013. Under this power hedge agreement, the Company fixed the power rate at $39.95 per MWh over the life of the contract.

The effect of the Company’s derivative instruments on the condensed consolidated income statement is summarized in the following table:

	Gain (Loss) Recognized		Gain (Loss) Recognized
	During the Three Months		During the Six Months
	Ended December 31,		Ended December 31,		Location
	2012	2011	2012	2011	of Gain (Loss)
Interest rate derivatives	$—	14	$—	26	Interest expense
Foreign exchange forward and option contracts	(275)	—	(204)	—	Foreign exchange (loss) gain
Power hedges	(80)	(739)	181	(693)	Cost of goods sold

The fair values of the Company’s derivative instruments at December 31, 2012 are summarized in note 15 (Fair Value Measures). The liability associated with the Company’s power hedge of $334 is included in accrued expenses and other current liabilities, and the asset associated the Company’s foreign exchange forward and option contracts of $47 is included in prepaid expenses and other current assets. The company holds no interest rate derivatives at December 31, 2012.

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

The components of net periodic pension expense for the Company’s defined benefit pension plans are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Interest cost	$799	387	$1,609	773
Service cost	599	25	1,208	51
Expected return on plan assets	(636)	(455)	(1,266)	(911)
Amortization of net loss	332	151	769	302
Net periodic pension expense	$1,094	108	$2,320	215

The Company expects to make required and discretionary contributions of approximately $4,003 to the plans for the fiscal year ending June 30, 2013, of which $2,000 has been contributed through December 31, 2012.

(10)             Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted as necessary for quarterly events. In accordance with ASC Topic 740, Income Taxes — Accounting for Income Taxes in Interim Periods, the Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries. The effective tax rates for the six months ended December 31, 2012 and 2011 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the respective periods.

The Company’s effective tax rate for the six months ended December 31, 2012 was 28.0% compared to 33.0% for the six months ended December 31, 2011. The annual effective tax expense rate excluding discrete items is 31.2% for the six months ended December 31, 2012.

The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods, and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. During the six months ended December 31, 2012, the Company’s net valuation allowances increased primarily due to the establishment of additional valuation allowances against net operating losses (NOLs) in China that may not be utilized.

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Its subsidiaries also file tax returns in various foreign jurisdictions. The Company’s principal jurisdictions include the U.S., Argentina, Canada, Poland, and China. A number of years may elapse before a tax return is audited and finally resolved. The open tax years subject to examination varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions and the related open tax years subject to examination are as follows: the U.S. from 2009 to present, Argentina from 2006 to present, Poland from 2008 to present and China from 2009 to present.

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results could be materially impacted. There were no material changes in the Company’s uncertain tax positions during the six months ended December 31, 2012.

(11)             Commitments and Contingencies

a. Legal Contingencies

The Company is subject to various lawsuits, investigations, claims, and proceedings that arise in the normal course of business, including, but not limited to, employment, commercial, environmental, safety, and health matters, as well as claims associated with its historical acquisitions and divestitures. Although it is not presently possible to determine the outcome of these matters, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

b. Environmental Contingencies

It is the Company’s policy to accrue for costs associated with environmental assessments, remedial efforts, or other environmental liabilities when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. When a liability for environmental remediation is recorded, such amounts will be recorded without giving effect to any possible future recoveries. At December 31, 2012, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

c. Employee Contracts

As of December 31, 2012, there are 315 employees that are covered by union agreements expiring within one year.

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

(12)             Stockholders’ Equity

Dividend

On August 17, 2012, the Company’s board of directors approved an annual dividend of $0.25 per common share, payable quarterly in September 2012, December 2012, March 2013 and June 2013. The September 2012 quarterly dividend of $0.0625 per share, totaling $4,691, was paid on September 19, 2012 to shareholders of record at the close of business on September 5, 2012. The December 2012 quarterly dividend of $0.0625 per share, totaling $4,691, was paid on December 14, 2012 to shareholders of record at the close of business on November 20, 2012. The Board of Directors approved an accelerated payment of the remaining annual quarterly dividends, and thus a dividend of $0.125 per share, totaling $9,412, was paid on December 28, 2012 to shareholders of record at the close of business on December 17, 2012.

(13)             Earnings Per Share

Basic earnings per common share are calculated based on the weighted average number of common shares outstanding during the three and six months ended December 31, 2012 and 2011, respectively. Diluted earnings per common share assumes the exercise of stock options or the vesting of restricted stock grants, provided in each case the effect is dilutive.

The reconciliation of the amounts used to compute basic and diluted earnings per common share for the three and six months ended December 31, 2012 and 2011 is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Basic earnings per share computation
Numerator:
Net income attributable to Globe Specialty Metals, Inc.	$15,068	13,444	$9,363	34,137
Denominator:
Weighted average basic shares outstanding	75,173,832	75,037,691	75,112,196	75,028,586
Basic earnings per common share	$0.20	0.18	$0.12	0.45
Diluted earnings per share computation
Numerator:
Net income attributable to Globe Specialty Metals, Inc.	$15,068	13,444	$9,363	34,137
Denominator:
Weighted average basic shares outstanding	75,173,832	75,037,691	75,112,196	75,028,586
Effect of dilutive securities	72,697	1,694,172	162,820	1,729,989
Weighted average diluted shares outstanding	75,246,529	76,731,863	75,275,016	76,758,575
Diluted earnings per common share	$0.20	0.18	$0.12	0.44

Potential common shares associated with outstanding stock options totaling 108,578 and 1,060,094 for both the three and six months ended December 31, 2012 and 2011, respectively, were excluded from the calculation of diluted earnings per common share because their effect would be anti-dilutive.

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

On August 17, 2012, the Board authorized the Company to offer to amend outstanding options representing the right to purchase shares issued to directors, officers and current employees pursuant to the Stock Plan, to permit these options alternatively to be settled for cash or exercised for the issuance of shares, at the election of the option holder. This modification of the outstanding options changed its classification from equity awards to liability awards and the fair value of the liability awards is remeasured at the end of each reporting period through settlement. For the three and six months ended December 31, 2012, the remeasurement of compensation cost for liability classified awards was ($3,488) and $20,088, respectively. The (income)/expense is reported within selling, general, and administrative expenses. These outstanding options are excluded from the weighted average diluted shares outstanding calculation in note 13 (Earnings Per Share). The Company believes the outstanding options will be settled in cash.

At December 31, 2012, there were 479,977 shares available for grant. All option grants have maximum contractual terms ranging from 5 to 10 years. It is the Company’s policy to issue new shares to satisfy the requirements of its share-based compensation plan. The Company does not expect to repurchase shares in the future to support its share-based compensation plan.

During the six months ended December 31, 2012, share-based compensation awards consisted of the issuance of 13,188 nonqualified stock options and 4,468 restricted stock grants. A summary of the changes in options outstanding under the Stock Plan during the three months ended December 31, 2012 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term in Years	Value
Outstanding as of June 30, 2012	4,365,397	$8.10	2.65	$29,690
Granted	13,188	13.43
Exercised	(553,333)	4.03
Forfeited and expired	—	—
Outstanding as of December 31, 2012	3,825,252	$8.70	2.27	$25,352

Exercisable as of December 31, 2012	3,108,934	$6.48	1.94	$25,348

The Company estimates the fair value of grants using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of stock options for the six months ended and as of December 31, 2012:

2013
Risk-free interest rate	0.16 to 0.95%
Expected dividend yield	1.82
Expected volatility	46.82 to 63.77
Expected forfeiture rate	—
Expected term (years)	1.30 to 5.80

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

During the six months ended December 31, 2012, 125,078 options vested, resulting in total vested options of 3,108,934. There are 716,318 nonvested options outstanding at December 31, 2012.

For the three and six months ended December 31, 2012, pre-tax share-based compensation expense was ($3,415) and $20,641, respectively. For the three and six months ended December 31, 2011, pre-tax share-based compensation expense was $724 and $1,182, respectively. The expense is reported within selling, general, and administrative expenses.

b. Executive Bonus Plan

In addition to share-based awards issued under the Stock Plan, the Company issues restricted stock units under the Company’s Executive Bonus Plan. These restricted stock units proportionally vest over three years, but are not delivered until the end of the third year. The Company will settle these awards by cash transfer, based on the Company’s stock price on the date of transfer. During the six months ended December 31, 2012, there were no restricted stock units granted, and as of December 31, 2012, 487,367 restricted stock units were outstanding. For the three and six months ended December 31, 2012, pre-tax compensation expense for these restricted stock units was $322 and $1,151, respectively. The expense is reported within selling, general, and administrative expenses. The $2,370 liability associated with these restricted stock units is included in other long-term liabilities at December 31, 2012.

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

The following table summarizes assets measured at fair value on a recurring basis at December 31, 2012:

	Total	Level 1	Level 2	Level 3
Foreign exchange forward and option contracts	$47	—	47	—
Total	$47	—	47	—

The following table summarizes liabilities measured at fair value on a recurring basis at December 31, 2012:

	Total	Level 1	Level 2	Level 3
Power hedge	$334	—	334	—
Liability classified stock options	25,302	—	25,302	—
Restricted stock units	2,502	2,502	—	—
Total	$28,138	2,502	25,636	—

The Company does not have any assets that are required to be remeasured at fair value at June 30, 2012. The following table summarizes liabilities measured at fair value on a recurring basis at June 30, 2012:

	Total	Level 1	Level 2	Level 3
Foreign exchange forward and option contracts	$20	—	20	—
Power hedge	742	—	742	—
Restricted stock units	1,282	1,282	—	—
Total	$2,044	1,282	762	—

Derivative assets and liabilities related to the foreign exchange forward and option contracts and power hedge agreement are summarized in note 8 (Derivative Instruments). Fair values are determined by independent brokers using quantitative models based on readily observable market data.

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

A current and a former member of the board of directors are affiliated with Marco International. During the three and six months ended December 31, 2012 and 2011, the Company:

•
Entered into agreements with Marco International to purchase carbon electrodes. Marco International billed $8,175 and $4,613 during the three months ended December 31, 2012 and 2011, respectively, and $25,522 and $6,216 during the six months ended December 31, 2012 and 2011, respectively, under these agreements. At December 31, 2012 and June 30, 2012, payables to Marco International under these agreements totaled $1,039 and $962, respectively.

•
Entered into an agreement to sell ferrosilicon to Marco International. Net sales were $274 and $192 during the three months ended December 31, 2012 and 2011, respectively, and $411 and $384 during the six months ended December 31, 2012 and 2011, respectively, under this agreement. At December 31, 2012 and June 30, 2012, receivables from Marco International under this agreement totaled $137 and $0, respectively.

•
Entered into an agreement to sell calcium silicon powder to Marco International. Net sales were $450 and $138 during the three months ended December 31, 2012 and 2011, respectively, and $914 and $2,253 during the six months ended December 31, 2012 and 2011, respectively, under this agreement. At December 31, 2012 and June 30, 2012, payables to Marco International under these agreements totaled $271 and $1,115, respectively.

Prior to the Company’s purchase of a majority interest in Ningxia Yonvey Coal Industrial Co., Ltd (Yonvey), Yonvey’s predecessor had entered into a lending agreement with the remaining minority stockholder. At December 31, 2012 and June 30, 2012, $1,119 and $1,112, respectively, remained payable to Yonvey from this related party.

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

Each of our reportable segments distributes its products in both its country of domicile, as well as to other international customers. The following presents the Company’s consolidated net sales by product line:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Silicon metal	$102,584	85,496	$215,496	175,450
Silicon-based alloys	57,455	61,675	124,596	128,823
Other	19,901	18,376	40,556	36,136
Total	$179,940	165,547	$380,648	340,409

a. Segment Data

Summarized financial information for our reportable segments as of, and for, the three and six months ended December 31, 2012 and 2011, is shown in the following tables:

	Three Months Ended			Three Months Ended
	December 31,			December 31,
	2012			2011
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes
GMI	$164,799	22,783	22,140	$146,539	21,575	20,681
Globe Metais	—	—	—	—	(1)	(1)
Globe Metales	13,492	1,258	659	16,069	2,904	2,555
Solsil	—	(262)	(262)	—	(287)	(287)
Corporate	—	(307)	(674)	—	(6,067)	(5,973)
Other	2,981	(801)	(740)	7,225	1,814	1,398
Eliminations	(1,332)	(115)	(114)	(4,286)	2,292	2,292
	$179,940	22,556	21,009	$165,547	22,230	20,665

	Six Months Ended				Six Months Ended
	December 31,				December 31,
	2012				2011
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes	Total Assets	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes
GMI	$349,537	46,429	45,985	690,929	$301,467	56,709	55,017
Globe Metais	—	—	—	—	—	(2)	(2)
Globe Metales	27,838	2,697	1,823	81,900	33,166	6,421	5,702
Solsil	—	(435)	(435)	29,846	—	(506)	(506)
Corporate	—	(29,736)	(30,590)	434,855	—	(12,484)	(11,245)
Other	5,463	(1,764)	(1,824)	38,697	14,489	1,407	1,124
Eliminations	(2,190)	(287)	(287)	(329,210)	(8,713)	3,150	3,150
	$380,648	16,904	14,672	947,017	$340,409	54,695	53,240

The accounting policies of our operating segments are the same as those disclosed in note 2 (Summary of Significant Accounting Policies) to our June 30, 2012 financial statements. We evaluate segment performance principally based on operating income (loss).

b. Geographic Data

Net sales are attributed to geographic regions based upon the location of the selling unit. Net sales by geographic region for the three and six months ended December 31, 2012 and 2011 consist of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
United States	$134,797	146,491	$291,377	301,275
Argentina	12,160	13,477	25,648	28,699
Canada	30,002	—	58,160	—
China	86	1,810	204	2,287
Poland	2,895	3,769	5,259	8,148
Total	$179,940	165,547	$380,648	340,409

Long-lived assets by geographical region at December 31, 2012 and June 30, 2012 consist of the following:

	December 31,	June 30,
	2012	2012
United States	$337,208	330,724
Argentina	30,840	31,185
Canada	102,536	100,842
China	25,442	26,288
Poland	909	939
Total	$496,935	489,978

Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation, depletion and amortization, and goodwill and other intangible assets.

c. Major Customer Data

The following is a summary of the Company’s major customers and their respective percentages of consolidated net sales for the three and six months ended December 31, 2012 and 2011:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Dow Corning	20%	12%	21%	12%
All other customers	80	88	79	88
Total	100%	100%	100%	100%

The majority of sales to Dow Corning for the three and six months ended December 31, 2012 and 2011 are associated with Dow Corning’s 49% ownership interest in WVA LLC and QSLP. Sales to Dow Corning are included in the GMI segment.

 (18)             Subsequent Events

On February 4, 2013, the Company’s Board of Directors approved a dividend of $0.0625 per common share.  The dividend is payable on March 25, 2013 to shareholders of record at the close of business on March 15, 2013.

In January 2013, the Company purchased an additional 28% ownership interest in Yonvey for $2,330, bringing the Company’s ownership interest in Yonvey to 98%.

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

Introduction

Globe Specialty Metals, Inc., together with its subsidiaries (collectively, “we” or “our”) is one of the leading manufacturers of silicon metal and silicon-based alloys. As of December 31, 2012, we owned and operated six principal manufacturing facilities and coal mines, in two primary operating segments: GMI, our U.S. operations and, Globe Metales, our Argentine operations.

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

Overview and Recent Developments

We are experiencing the continuation of an upturn in most of our end markets for silicon metal and silicon-based alloys, which include chemicals, steel, aluminum and foundry, which all appear to be improving.  Customers are generally reporting an increase in volumes and the need for additional Globe products.  Certain price indexes are also showing modest increase.

Shipments for the second quarter increased 21% compared to the second quarter of fiscal 2012, mostly as a result of the acquisition of Quebec Silicon in June 2012 and an 8% increase in silicon-based alloy shipments from higher customer demand.  Silicon metal average selling prices declined 9% in the quarter compared to the second quarter of last year as our annual contracts renewed at lower prices for calendar 2012 and the average selling price contains the cost-plus arrangement with our joint venture partner at the newly acquired Quebec Silicon plant.  Silicon-based alloy average selling prices declined 14% in the quarter due to a mix shift towards ferrosilicon and pricing declines in each product.

Net sales for the quarter ended December 31, 2012 increased $14,393,000, or 9%, from the quarter ended December 31, 2011, as a result of a 21% increase in tons shipped partially offset by a reduction in average selling price of silicon metal and silicon-based alloys.  Excluding the Quebec Silicon acquisition, sales would have declined by about 9% from the prior year period mostly as a result of lower average selling prices.

We achieved operating cost reductions and efficiencies at most of our domestic plants during the quarter but had a setback at Quebec Silicon which led to higher than expected costs at that plant.  We remedied the situation at Quebec Silicon and expect efficiencies to lead to lower costs in our third quarter.  We continue to pursue lower production costs through improved operating efficiencies and lowered input costs.

Income before provision for income taxes totaled $21,009,000 in the quarter ended December 31, 2012. During the quarter ended December 31, 2012, the re-measurement of our liability-classified stock option awards added $3,673,000 to pre-tax income, a gain on the re-measurement of an equity investment added $1,707,000 to pre-tax income and transaction and due diligence expenses negatively impacted pre-tax income by $1,336,000. This compares to income before provision for income taxes in the quarter ended December 31, 2011 of $20,665,000, which included pre-tax transaction and due diligence costs of $846,000 and $5,000,000 of pre-tax impact from the Bridgeport fire.

Outlook

  Customer demand continues to recover and we presently have entered into contracts to sell the vast majority of our silicon metal capacity for calendar 2013.  More than half of those contracts are index-based containing monthly or quarterly adjustments tied to those indices.  Indications are that the silicon metal indices may rise in calendar 2013 but they are presently approximately $0.20 per pound lower than the beginning of calendar 2012.  The current average price of our total book of fixed-priced contracts and index-based contracts is higher than the current spot index.  The actual price we realize on silicon metal sales during calendar 2013 will vary based on movements in spot prices and the indices.  Demand is also improving for our silicon-based alloy business with indications that the two main end users - steel mills and foundries - will be up in 2013.  Pricing on the foundry business continues to be at healthy levels and ferrosilicon pricing is showing recent strength based on global steel capacity utilization.

We anticipate only modest planned maintenance outages in our fiscal third and fourth quarters.  Overall, we expect earnings in the third and fourth quarters to be lower than our first and second quarters due to the re-pricing of our fixed priced silicon metal contracts.  However, the lower pricing should be somewhat offset by results of our cost reduction initiatives, a renewed emphasis on byproduct sales and pricing and other initiatives we are taking.

Critical Accounting Policies

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Management bases our estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from the estimates used under different assumptions or conditions. We have provided a description of significant accounting policies in the notes to our condensed consolidated financial statements and our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Our critical accounting policies have not significantly changed from those discussed in “Part II — Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Matters that, in future periods, may result in updates to certain estimates and assumptions involving the application of certain of the Company’s critical accounting policies are presented below.

Nigeria Exploration Licenses

In 2011, we acquired exploration licenses related to certain mines located in Nigeria for approximately $17,000,000, which grant us the right to explore for, among other things, manganese ore, a raw material used in the production of certain silicon and manganese based alloys. Such licenses expire in August 2013, and are renewable for up to four years. In the event that we determine that we will be unable to recover the costs associated with these licenses (e.g., if we determine that the exploration of these mines is not feasible), we could incur an impairment charge for an amount up to the carrying amount of these licenses. Such amount is included within other assets.

Solsil Long-Lived Assets

Solsil is currently focused on research and development projects and is not producing material for commercial sale. Although we expect to expand operations through the construction of new facilities using new technologies, Solsil’s financial prospects are uncertain. Solsil’s expected future profitability is dependent upon its ability to produce solar grade silicon metal at significantly larger scales than it currently can produce today and with commercially viable costs. Failure to successfully address these and other challenges may hinder or prevent our ability to achieve our objectives in a timely manner, which may result in the impairment of Solsil’s assets of up to the carrying amount of $20,000,000.

Yonvey Goodwill and Long-Lived Assets

The Company assesses impairment of goodwill at least annually during the third quarter for each of its reporting units. The valuation of the Company’s reporting units requires significant judgment in evaluation of overall market conditions, estimated future cash flows, discount rates and other factors. During its most recent annual impairment test, the Company determined that the fair value of its Yonvey (electrode manufacturing) reporting unit was not substantially in excess of its carrying amount. In estimating the fair value of Yonvey, the Company considered cash flow projections using assumptions about, among other things, overall market conditions and successful cost rationalization initiatives (principally through the development of new production methods that will enable sustainable quality and pricing). These assumptions also impact our assessment of the ability to recover Yonvey’s long-lived assets. As of December 31, 2012, the carrying amounts of Yonvey goodwill (included within the Company’s “Other” segment), and long-lived assets were approximately $7,800,000, and $17,700,000, respectively. Yonvey is currently testing new raw materials for use new production methods. Deterioration in overall market conditions, or the Company’s inability to execute its cost rationalization initiatives (through development of new production methods or other means) could have a negative effect on these assumptions, and might result in an impairment of Yonvey’s goodwill and long lived assets in the future.

Results of Operations

GSM Three Months Ended December 31, 2012 vs. 2011

Consolidated Operations:

	Three Months Ended
	December 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$179,940	165,547	14,393	8.7%
Cost of goods sold	148,331	129,448	18,883	14.6%
Selling, general and administrative expenses	9,053	14,316	(5,263)	(36.8%)
Research and development	—	3	(3)	(100.0%)
Business interruption insurance recovery	—	(450)	450	(100.0%)
Operating income	22,556	22,230	326	1.5%
Gain on remeasurement of equity investment	1,707	—	1,707	NA
Interest expense, net	(1,609)	(1,455)	(154)	10.6%
Other loss	(1,645)	(110)	(1,535)	1,395.5%
Income before provision for income taxes	21,009	20,665	344	1.7%
Provision for income taxes	5,373	6,070	(697)	(11.5%)
Net income	15,636	14,595	1,041	7.1%
Income attributable to noncontrolling interest, net of tax	(568)	(1,151)	583	(50.7%)
Net income attributable to Globe Specialty Metals, Inc.	$15,068	13,444	1,624	12.1%

Net Sales:

	Three Months Ended December 31, 2012			Three Months Ended December 31, 2011
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$102,584	35,273	$2,908	$85,496	26,647	$3,208
Silicon-based alloys	57,455	26,699	2,152	61,675	24,659	2,501
Silicon metal and silicon-based alloys	160,039	61,972	2,582	147,171	51,306	2,868
Silica fume and other	19,901			18,376
Total net sales	$179,940			$165,547

Net sales increased $14,393,000 or 9% from the prior year to $179,940,000 primarily as a result of a 21% increase in metric tons sold, offset by a 10% decrease in average selling prices.  The increase in sales volume was driven by a 32% increase in silicon metal tons sold and an 8% increase in silicon-based alloys tons sold, resulting in an increase of $32,780,000.  The increase in silicon metal volume was due to the acquisition of Quebec Silicon on June 13, 2012 which contributed 9,497 tons during the second quarter of fiscal 2013.  The increase in silicon-based alloys was primarily due to demand from the steel and automotive industries in North America.

The average selling price of silicon metal decreased 9% and the average selling price of silicon-based alloys decrease 14%.  The decrease in silicon metal pricing was due to lower pricing on annual calendar 2012 contracts, including lower pricing on index-based contracts, and the effect of selling 49% of the silicon metal volume from the new Quebec Silicon plant joint venture at cost plus a modest margin.  The decrease in silicon-based alloys pricing was due to weaker pricing in the marketplace driven by end-user demand, particularly in Europe and a mix shift to lower price ferrosilicon products.

Other revenue increase $1,525,000 due to an increase in third party coal sales from Alden Resources and the acquisition of Quebec Silicon.

Cost of Goods Sold:

The $18,883,000 or 15% increase in cost of goods sold was a result of a 21% increase in metric tons sold and 5% decrease in cost per ton sold.  The decrease in cost per ton sold is primarily due to the impact of the planned major maintenance performed on six of our fourteen domestic furnaces and the costs associated with the fire at our Bridgeport, Alabama ferrosilicon facility in the second quarter of fiscal year 2012. This was offset by the acquisition of Quebec Silicon which increased the mix of silicon metal which has higher production costs and higher sales price than silicon-based alloys.

Gross margin represented approximately 18% of net sales in the second quarter of fiscal year 2013 and decreased from 22% of net sales in the second quarter of fiscal year 2012.  This decrease was primarily as a result of lower silicon metal and silicon-based alloy selling prices, partially offset by a lower costs per ton sold.

Selling, General and Administrative Expenses:

The decrease in selling, general and administrative expenses of $5,263,000 or 37% was primarily due to a decrease in stock based compensation expense of $3,795,000 from the remeasurement of outstanding liability classified option awards. Additionally, there was a reduction in variable-based compensation of $1,830,000.

Business interruption insurance recovery:

In the second quarter of fiscal year 2012, we recognized business interruption proceeds of $450,000.

Gain on remeasurement of equity investment:

In second quarter of fiscal year 2013, we purchased the remaining 50% interest in an existing equity investment. We recognized a gain on the fair value remeasurement on our existing 50% equity investment.

Net Interest Expense:

Net interest expense increased by $154,000 primarily due higher average debt outstanding following the acquisition of Quebec Silicon on June 13, 2012 offset by the refinancing to the multi-currency revolving credit facility at a lower interest rate.

Other loss:

Other loss increased by $1,535,000 primarily due to the revaluation of a U.S. dollar loan at a foreign subsidiary, the devaluation of the Argentine peso and the mark-to-market of foreign exchange contracts.

Provision for Income Taxes:

Provision for income taxes as a percentage of pre-tax income was approximately 26% or $5,373,000 in the second quarter of fiscal year 2013 and was approximately 29% or $6,070,000 in the second quarter of fiscal year 2012.  The decrease in the effective tax rate is mainly attributable to the reversal of deferred tax liability that was no longer required when we acquired the remaining 50% of an equity investment in the second quarter of fiscal year 2013 and the exclusion of the book gain recorded as a result of the remeasurement on our existing 50% equity investment.

Segment Operations

GMI

	Three Months Ended
	December 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$164,799	146,539	18,260	12.5%
Cost of goods sold	134,382	119,002	15,380	12.9%
Selling, general and administrative expenses	7,634	6,412	1,222	19.1%
Business interruption insurance recovery	—	(450)	450	(100.0%)
Operating income	$22,783	21,575	1,208	5.6%

Net sales increased by $18,260,000 or 13% from the prior year to $164,799,000.  The increase was primarily attributable to a 22% increase in tons sold, offset by a 9% decrease in average selling prices.  Silicon metal volume increased 32% primarily due to the acquisition of Quebec Silicon on June 13, 2012 which contributed 9,497 tons during the second quarter of fiscal 2013.  Silicon-based alloys volume increased 8% primarily due to demand from the steel and automotive industries. Silicon metal pricing decreased 9% primarily due to lower pricing on annual calendar 2012 contracts, including lower pricing on index-based contracts, and the effect of selling 49% of the silicon metal volume from the new Quebec Silicon plant joint venture at cost plus a modest margin.  Silicon-based alloys pricing decreased 12% due to weaker pricing and a mix shift to lower price ferrosilicon products.

Operating income increased by $1,208,000 from the prior year to $22,783,000.  This increase was primarily due to higher volume of silicon metal and silicon-based alloys and, offset by a decrease in average selling price.  Cost of goods sold increase by 13% while volumes increased by 22%.  The decrease in cost per ton sold is primarily due to the impact of the fire at our Bridgeport facility and the planned major maintenance in the prior year period.  This decrease in cost per ton was partially offset by the acquisition of Quebec Silicon which increased the mix of silicon metal sales, which has a higher cost of production. The increase in selling, general and administrative expenses is mainly attributable to an increase of $619,000 from the acquisition of Quebec Silicon.

Globe Metales

	Three Months Ended
	December 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$13,492	16,069	(2,577)	(16.0%)
Cost of goods sold	11,514	12,161	(647)	(5.3%)
Selling, general and administrative expenses	720	1,004	(284)	(28.3%)
Operating income	$1,258	2,904	(1,646)	(56.7%)

Net sales decreased $2,577,000 or 16% from the prior year to $13,492,000.  This decrease was primarily due to a 17% decrease in average selling price.  Pricing decreased on calcium silicon primarily due to weaker demand from the steel market and a continued weakness in Europe.  Overall pricing decreased due to a mix shift from calcium silicon to ferrosilicon, a product with lower margin.

Operating income decreased by $1,646,000 or 57% from the prior year to $1,258,000.  The decrease was primarily due lower average selling prices.  Cost of goods sold decreased by 5% while volumes remained flat was as a result from a mix shift to ferrosilicon, a lower margin product.

Solsil

	Three Months Ended
	December 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Cost of goods sold	$212	129	83	64.3%
Selling, general and administrative expenses	50	155	(105)	(67.7%)
Research and development	—	3	(3)	(100.0%)
Operating loss	$(262)	(287)	25	8.7%

Net sales remained constant from the prior year at $0.  Solsil suspending commercial production during the fiscal year 2010 as a result of a significant decline the price of polysilicon and the decline in demand for upgraded metallurgical silicon.  We are concentrating our efforts on research and development activities focused on reducing the cost of production.

Operating loss decreased by $25,000 to $262,000.  This was due to a decrease in selling, general and administrative expenses offset by an increase in cost of goods sold.

Corporate

	Three Months Ended
	December 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$307	6,067	(5,760)	(94.9%)
Operating loss	$(307)	(6,067)	5,760	94.9%

The operating loss decrease of $5,760,000 was primarily due to a decrease in stock based compensation of $3,795,000 from the remeasurement of outstanding liability classified option awards. Additionally, operating loss decreased due to a reduction in variable-based compensation of $1,768,000.

GSM Six Months Ended December 31, 2012 vs. 2011

Consolidated Operations:

	Six Months Ended
	December 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$380,648	340,409	40,239	11.8%
Cost of goods sold	316,971	257,098	59,873	23.3%
Selling, general and administrative expenses	46,773	29,117	17,656	60.6%
Research and development	—	3	(3)	(100.0%)
Business interruption insurance recovery	—	(450)	450	(100.0%)
Gain on sale of business	—	(54)	54	(100.0%)
Operating income	16,904	54,695	(37,791)	(69.1%)
Gain on remeasurement of equity investment	1,707	—	1,707	NA
Interest expense, net	(2,954)	(2,831)	(123)	4.3%
Other (loss) income	(985)	1,376	(2,361)	(171.6%)
Income before provision for income taxes	14,672	53,240	(38,568)	(72.4%)
Provision for income taxes	4,104	17,558	(13,454)	(76.6%)
Net income	10,568	35,682	(25,114)	(70.4%)
Income attributable to noncontrolling interest, net of tax	(1,205)	(1,545)	340	(22.0%)
Net income attributable to Globe Specialty Metals, Inc.	$9,363	34,137	(24,774)	(72.6%)

Net Sales:

	Six Months Ended December 31, 2012			Six Months Ended December 31, 2011
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$215,496	75,760	$2,844	$175,450	54,081	$3,244
Silicon-based alloys	124,596	56,242	2,215	128,823	51,510	2,501
Silicon metal and silicon-based alloys	340,092	132,002	2,576	304,273	105,591	2,882
Silica fume and other	40,556			36,136
Total net sales	$380,648			$340,409

Net sales increased $40,239,000 or 12% from the prior year to $380,648,000 primarily as a result of a 25% increase in metric tons sold, offset by an 11% decrease in average selling prices.  The increase in sales volume was driven by a 40% increase in silicon metal tons sold and a 9% increase in silicon-based alloys tons sold, resulting in an increase of $82,168,000.  The increase in silicon metal volume was due to the acquisition of Quebec Silicon on June 13, 2012 which contributed 19,107 tons during the first half of fiscal 2013 and an increase due to the timing of shipments from our Alloy, West Virginia joint venture.  The increase in silicon-based alloys was primarily due to increased demand from the steel and automotive industries in North America.

The average selling price of silicon metal decreased by 12%, and the average selling price of silicon-based alloys decrease by 11% in the first half of fiscal 2013 as compared to first half of fiscal 2012.  The decrease in silicon metal pricing was due to lower pricing on annual calendar 2012 contracts, including lower pricing on index-based contracts, and the effect of selling 49% of the silicon metal volume from the Becancour, Quebec plant joint venture at cost plus a modest margin.  The decrease in silicon-based alloys pricing was due to weaker pricing in the marketplace driven by end-user demand, particularly in Europe and a mix shift to lower price ferrosilicon products.

Other revenue increase $4,420,000 due to an increase in third party coal sales from Alden Resources and the acquisition of Quebec Silicon.

Cost of Goods Sold:

The $59,873,000 or 23% increase in cost of goods sold was a result of a 25% increase in metric tons sold and 1% decrease in cost per ton sold.  The decrease in cost per ton sold is primarily due to the impact of the planned major maintenance performed on six of our fourteen domestic furnaces and the costs associated with the fire at our Bridgeport, AL ferrosilicon facility in the first half of fiscal 2012.  This was offset by the effect of storm related power outages at our Alloy, WV and Bridgeport, AL plants in July 2012 as well as the acquisition of Quebec Silicon, which increased the mix of silicon metal sales which has higher production costs than silicon-based alloys.

Gross margin represented approximately 17% of net sales in the first half of fiscal year 2013 and decreased from 24% of net sales in the first half of fiscal year 2012.  This decrease was as a result of lower silicon metal and silicon-based alloy selling prices, partially offset by a lower costs per ton sold.

Selling, General and Administrative Expenses:

The increase in selling, general and administrative expenses of $17,656,000 or 61% was primarily due to an increase in stock based compensation expense of approximately $20,678,000 of which $20,088,000 represents the remeasurement of compensation cost resulting from the remeasurement of outstanding liability classified option awards. This was offset by a reduction in variable-based compensation of $2,045,000 and a reduction of due diligence and transaction related costs of $539,000.

Gain on Sale of Business:

The gain on sale of business for the first half of fiscal year 2012 was the result of a subsequent settlement associated with the sale of our Brazilian manufacturing operations on November 5, 2009.

Business interruption insurance recovery:

In the first half of fiscal year 2012, we recognized business interruption proceeds of $450,000.

Gain on remeasurement of equity investment:

In the first half of fiscal year 2013, we purchased the remaining 50% interest in an existing equity investment. We recognized a gain on the fair value remeasurement on our existing 50% equity investment.

Net Interest Expense:

Net interest expense increased by $123,000 primarily due higher average debt outstanding following the acquisition of Quebec Silicon on June 13, 2012 offset by the refinancing to the multi-currency revolving credit facility at a lower interest rate.

Other (loss) income:

Other (loss) income decreased by $2,361,000 primarily due to the revaluation of a U.S. dollar loan at a foreign subsidiary, the inclusion of foreign exchange gains from the revaluation of long-term Brazilian reais denominated liabilities in the prior year, the devaluation of the Argentine peso and the mark-to-market of foreign exchange contracts.

Provision for Income Taxes:

Provision for income taxes as a percentage of pre-tax income was approximately 28% or $4,104,000 in the first half of fiscal year 2013 and was approximately 33% or $17,558,000 in the first half of fiscal year 2012.  The decrease in the effective tax rate was mainly attributable to the reversal of deferred tax liability that was no longer required when we acquired the remaining 50% of an equity investment and the exclusion of the book gain recorded as a result of the remeasurement on our existing 50% equity investment in the first half of fiscal year 2013.

Segment Operations

GMI

	Six Months Ended
	December 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$349,537	301,467	48,070	15.9%
Cost of goods sold	288,404	232,148	56,256	24.2%
Selling, general and administrative expenses	14,704	13,060	1,644	12.6%
Business interruption insurance recovery	—	(450)	450	(100.0%)
Operating income	$46,429	56,709	(10,280)	(18.1%)

Net sales increased by $48,070,000 or 16% from the prior year to $349,537,000.  The increase was primarily attributable to a 28% increase in tons sold, offset by a 10% decrease in average selling prices.  Silicon metal volume increase 40% primarily due to the acquisition of Quebec Silicon on June 13, 2012 which contributed 19,107 tons during the first half of fiscal 2013 and an increase due to the timing of shipments from our Alloy, West Virginia joint venture.  Silicon-based alloys volume increased 11% primarily due to increased demand from the steel and automotive industries. Silicon metal pricing decreased by 12% primarily due to lower pricing on annual calendar 2012 contracts, including lower pricing on index-based contracts, and the effect of selling 49% of the silicon metal volume from the Becancour, Quebec joint venture at cost plus a modest margin.  Silicon-based alloys pricing decreased 8% due to a mix shift to lower price ferrosilicon products.

Operating income decreased by $10,280,000 from the prior year to $46,429,000.  This decrease was primarily due to lower average selling prices for silicon metal and silicon-based alloys offset by an increase in volume.  Cost of goods sold increased by 24% while shipments increased by 28%.  The decrease in cost per ton sold is primarily due to the impact of the fire at our Bridgeport facility and the planned major maintenance in the prior year period.  This decrease in cost per ton was partially offset by the acquisition of Quebec Silicon, which increased the mix of silicon metal sales, a product with higher cost of production.  Additionally, selling, general and administrative expenses increased by $1,089,000 as a result of the acquisition of Quebec Silicon.

Globe Metales

	Six Months Ended
	December 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$27,838	33,166	(5,328)	(16.1%)
Cost of goods sold	23,556	24,752	(1,196)	(4.8%)
Selling, general and administrative expenses	1,585	1,993	(408)	(20.5%)
Operating income	$2,697	6,421	(3,724)	(58.0%)

Net sales decreased $5,328,000 or 16% from the prior year to $27,838,000.  This decrease was primarily due to a 15% decrease in average selling price and a 3% decrease in shipments.  Pricing decreased on calcium silicon primarily due to weaker demand from the steel market and a continued weakness in Europe.  Overall pricing decreased due to a mix shift from calcium silicon to ferrosilicon, a lower margin product.

Operating income decreased by $3,724,000.  The decrease was attributable to lower average selling prices and decreased shipments.  Cost of goods sold decreased by 5% while shipments decreased by 3% due to a mix shift to ferrosilicon with lower margin.

Solsil

	Six Months Ended
	December 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Cost of goods sold	$336	277	59	21.3%
Selling, general and administrative expenses	99	226	(127)	(56.2%)
Research and development	—	3	(3)	(100.0%)
Operating loss	$(435)	(506)	71	14.0%

Net sales remained constant from the prior year at $0.  This was attributable to Solsil suspending commercial production during the fiscal year 2010 as a result of a significant decline the price of polysilicon and the decline in demand for upgrades metallurgical silicon.  We are concentrating our efforts on research and development activities focused on reducing the cost of production.

Operating loss decreased by $71,000 to $435,000.  This was due to a decrease in selling, general and administrative expenses offset by an increase in cost of goods sold.

Corporate

	Six Months Ended
	December 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$29,736	12,538	17,198	137.2%
Gain on sale of business	—	(54)	54	(100.0%)
Operating loss	$(29,736)	(12,484)	(17,252)	(138.2%)

    Operating loss increased by $17,252,000 from the prior year to $29,736,000. Selling, general and administrative expenses increased by $17,198,000 year over year primarily due to an increase in stock based compensation expense of approximately $20,678,000 of which $20,088,000 represents the remeasurement of liability classified option awards. This was offset by a reduction in variable-based compensation of $2,039,000 and a reduction of due diligence and transaction related costs of $539,000.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balance, cash flows from operations, and unused commitments under our existing credit facilities. At December 31, 2012, our cash and cash equivalents balance was approximately $163,461,000, and we had $181,564,000 available for borrowing under our existing financing arrangements. We generated cash flows from operations totaling $12,756,000 during the six months period ended December 31, 2012.

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

Cash Flows

The following table is a summary of consolidated cash flows:

	Six Months Ended
	December 31,
	2012	2011
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$178,010	166,208
Cash flows provided by operating activities	12,756	24,640
Cash flows used in investing activities	(19,048)	(100,240)
Cash flows (used in) provided by financing activities	(6,906)	40,637
Effect of exchange rate changes on cash	(1,351)	(47)
Cash and cash equivalents at end of period	$163,461	131,198

Operating Activities:

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions.

Net cash provided by operating activities was $12,756,000 and $24,640,000 during the first six months of fiscal years 2013 and 2012, respectively. The $11,884,000 decrease in net cash provided by operating activities was due to an increase in net working capital. Accounts receivable decreased due to a decrease in average selling prices in the first six months of fiscal 2013. These changes were offset by a decrease in accounts payable due to timing of payments and an increase in inventories primarily attributable to increased raw materials inventory at the Becancour facility, which must stockpile raw materials for the winter season, and the timing of finished goods shipments to customers.

Investing Activities:

Net cash used in investing activities was approximately $19,048,000 and $100,240,000 during the first six months of fiscal years 2013 and 2012, respectively. The $81,192,000 decrease was due to the acquisition of Alden Resources, LLC in the first six months of fiscal 2012 which resulted in the use of approximately $73,194,000 in cash and a decrease in year over year capital expenditures decreased from $27,046,000 to $18,204,000, which was attributable to furnace overhauls during the first six months of fiscal 2012.

Financing Activities:

Net cash (used in) provided by financing activities was approximately ($6,906,000) and $40,637,000 during the first six months of fiscal years 2013 and 2012, respectively.  Net borrowings of approximately $12,163,000 of long-term and short-term debt occurred during the first six months of fiscal year 2013, as compared to net borrowings of $57,291,000 in the first six months of fiscal 2012.  The net borrowings during the first six months of fiscal year 2012 included $55,000,000 for the acquisition of Alden Resources, LLC.  Dividend payments of $18,794,000 and $15,007,000 were paid to our common stockholders during the first six months of fiscal year 2013 and 2012, respectively. Proceeds from stock option exercises contributed $1,000,000 and $195,000 during the first six months of fiscal year 2013 and 2012, respectively.

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

At December 31, 2012 and June 30, 2012, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

Recently Implemented Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) amended its accounting guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of the guidance were effective as of the beginning of our 2013 fiscal year. Accordingly, we have presented the components of net income and other comprehensive income for the three and six months ended December 31, 2012 and 2011 as two separate but consecutive statements. In June 2012, the FASB issued a new proposal that would require an entity to provide enhanced footnote disclosures to explain the effect of reclassification adjustments on other comprehensive income by component and provide a tabular disclosure in the footnotes showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. We will continue to monitor the FASB’s activities related to the proposed guidance.

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

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)) as of December 31, 2012. Based upon that evaluation, our Principal Executive Officers and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

In the first six months of fiscal year 2013, we implemented an SAP enterprise resource planning software system at our U.S. subsidiaries. SAP replaced our accounting and other systems that were used to record and report our financial results and associated disclosures. In conjunction with the SAP implementation, we modified the design, operation and documentation of our internal controls over financial reporting. During the second quarter of fiscal year 2013, we migrated certain financial and sales processing systems in the United States to SAP. While certain deficiencies during the implementation period have been noted, the Company believes it is taking the necessary precautions to ensure that during the transition to SAP, there will not be a negative impact on the internal control environment. The Company expects the transition to SAP to be completed by the end of the current fiscal year. The Company will continue to monitor and test these systems as part of management’s annual evaluation of internal control over financial reporting.

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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) notes to these condensed consolidated financial statements. *

_________________

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

             February 11, 2013