Form 10-K/A
period 2012-06-30
GLOBE SPECIALTY METALS INC
filed 2013-03-08
CIK 1383571

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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K (“Second Amended 10-K”) of Globe Specialty Metals, Inc. (“we” or “Globe”) amends our Annual Report on Form 10-K for the year ended June 30, 2012 that was filed with the Securities Exchange Commission (“SEC”) on August 27, 2012 (“Original 10-K”) and amended on August 30, 2012 (“Amended 10-K”). This Second Amended 10-K does not reflect a change in our results of operations or financial position as reported in the Original 10-K or Amended 10-K. Instead, this Second Amended 10-K is filed to amend the Amended 10-K to include the entire text of Item 8 rather than just include the amended Report of Independent Registered Public Accounting Firm.

This Second Amended 10-K does not reflect events occurring after the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the second amendment discussed above. This Second Amended 10-K consists only solely of the preceding cover page, this explanatory note, Item 8, Item 15, the signature page, the exhibit index, the consent of KPMG LLP filed as Exhibit 23.1, and the officer certifications filed as Exhibits 31.1, 31.2 and 32.1.

Item 8.	Financial Statements and Supplementary Data

The financial statements appearing on pages 1 to 28 are incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(2)	Financial Statement Schedules

Not applicable.

(3)	Exhibits

The following exhibits are filed with this Annual Report or incorporated by reference:

Exhibit
Number	Description of Document
2.1	Purchase and Sale Agreement dated as of March 26, 2010, by and among Globe Metals Enterprises, Inc., Core Metals Group Holdings LLC and each of the Sellers named therein (6)
2.2	Membership Interest Purchase Agreement dated May 27, 2011 by and among NGPC Asset Holdings II, LP,NGP Capital Resources Company and Globe BG, LLC relating to Alden Resources Inc. (7)
2.3	Membership Interest Purchase Agreement dated May 27, 2011 by and among NGPC Asset Holdings II, LP,NGP Capital Resources Company and Globe BG, LLC relating to Gatliff Services, Inc. (7)
2.4	Purchase Agreement dated May 27, 2011 by and among NGP Capital Resources Company, Globe BG, LLC and Globe Specialty Metals, Inc. regarding The Overriding Royalty Interests (7)
2.5	Agreement of Purchase and Sale dated as of April 25, 2012 by and among Becancour Silicon Inc., Timminco Ltd., QSI Partners Ltd., and Globe Specialty Metals, Inc. (14)
Articles of Incorporation and Bylaws
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (1)
3.3	Amended and Restated Bylaws (2)
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

Material Contracts
10.1
Output and Supply Agreement, dated as of October 1, 2010, by and among Quebec Silicon Limited Partnership, Becancour Silicon Inc. (succeeded in interest by QSIP Canada ULC) and Dow Corning Corporation. (14)

10.2
Shareholders Agreement between all the Shareholders of Quebec Silicon General Partner Inc., dated as of October 1, 2010, by and among Becancour Silicon Inc. (succeeded in interest by QSIP Canada ULC), Dow Corning Netherlands, B.V., and Quebec Silicon General Partner Inc. (14)

10.3
Amended and Restated Limited Partnership Agreement dated as of October 1, 2010, by and among Becancour Silicon Inc. (succeeded in interest by QSIP Canada ULC), Dow Corning Canada, Inc., and Quebec Silicon General Partner Inc. (14)

Management Contracts and Compensatory Plans
10.6	2006 Employee, Director and Consultant Stock Option Plan (1)
10.7	Amendments to 2006 Employee, Director and Consultant Stock Option Plan (8)
10.8	2010 Annual Executive Bonus Plan (9)
10.9	Chief Financial Officer and Chief Legal Officer Annual Bonus Plan (10)
10.10	Framework for the 2011 Annual Executive Long Term Incentive Plan (11)
10.11	Employment Agreement, dated January 27, 2011, between GSM and Alan Kestenbaum (11)
10.12	Employment Agreement, dated July 5, 2011, between GSM and Jeff Bradley (12)
10.13	Employment Agreement, dated November 30, 2011, between GSM and Malcolm Appelbaum (4)
10.14	Employment Agreement, dated June 20, 2008, between GSM and Stephen Lebowitz (1)
10.15	Amendment to Employment Agreement, dated October 27, 2010, between GSM and Stephen Lebowitz (8)
10.16	Executive Deferred Compensation Plan (4)
10.17	Director Deferred Compensation Plan (4)

21.1	Subsidiaries (14)

23.1	Consent of KPMG LLP †

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
32.1	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

95	Mine Safety Disclosure (14)

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

_____________________________________________________
†	Filed herewith.
*	Previously filed with the Annual Report on Form 10-K for the year ended June 30, 2012, filed with the Securities and Exchange Commission on August 27, 2012, which is being amended hereby.
1	Incorporated by reference to the exhibit with the same designation filed with the Company’s registration statement on Form S-1 (Registration No. 333-152513) filed on July 25, 2008.
2
Incorporated by reference to the exhibit with the same designation filed with Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-152513) filed on November 4, 2008.

3	Incorporated by reference to exhibit to the Company’s Form 8-K filed on April 5, 2011.
4	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on February 8, 2012.
5	Incorporated by reference to exhibit to the Company’s Form 8-K filed on June 6, 2012.
6	Incorporated by reference to exhibit to the Company’s Form 8-K filed on April 1, 2010.
7	Incorporated by reference to exhibit to the Company’s Form 8-K filed on June 3, 2011.
8	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on February 11, 2011.
9	Incorporated by reference to exhibit to the Company’s Form 10-K filed on September 28, 2010.
10	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on November 12, 2010.
11	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on May 12, 2011.
12	Incorporated by reference to exhibit to the Company’s Form 10-K filed on August 26, 2011.
13	Incorporated by reference to exhibit to the Company’s Form 8-K filed on August 2, 2011.
14	Incorporated by reference to exhibit to the Company’s Form 10-K filed on August 27, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Globe Specialty Metals, Inc. (Registrant)

By:	/s/ Malcolm Appelbaum
Malcolm Appelbaum Chief Financial Officer

March 8, 2013

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

The Company has evaluated subsequent events through the date these financial statements were issued.

(24)	Unaudited Quarterly Results

Unaudited quarterly results for the years ended June 30, 2012 and 2011 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Unaudited)
2012:
Net sales	$174,862	165,547	173,437	191,698
Operating income	32,465	22,230	19,950	16,780
Net income attributable to Globe Specialty Metals, Inc.	20,693	13,444	11,613	8,820
Basic earnings per common share	0.28	0.18	0.15	0.12
Diluted earnings per common share	0.27	0.18	0.15	0.12

2011:
Net sales	$137,352	155,775	172,802	175,934
Operating income	8,228	20,229	36,753	29,560
Net income attributable to Globe Specialty Metals, Inc.	2,162	11,708	23,393	15,545
Basic earnings per common share	0.03	0.16	0.31	0.21
Diluted earnings per common share	0.03	0.15	0.30	0.20

2010:
Net sales	$105,458	108,278	112,486	146,436
Operating income	12,326	30,466	3,307	8,187
Net income attributable to Globe Specialty Metals, Inc.	8,442	18,534	516	6,609
Basic earnings per common share	0.12	0.25	0.01	0.09
Diluted earnings per common share	0.12	0.25	0.01	0.09

Exhibit Index

Exhibit
Number	Description of Document
2.1	Purchase and Sale Agreement dated as of March 26, 2010, by and among Globe Metals Enterprises, Inc., Core Metals Group Holdings LLC and each of the Sellers named therein (6)
2.2	Membership Interest Purchase Agreement dated May 27, 2011 by and among NGPC Asset Holdings II, LP,NGP Capital Resources Company and Globe BG, LLC relating to Alden Resources Inc. (7)
2.3	Membership Interest Purchase Agreement dated May 27, 2011 by and among NGPC Asset Holdings II, LP,NGP Capital Resources Company and Globe BG, LLC relating to Gatliff Services, Inc. (7)
2.4	Purchase Agreement dated May 27, 2011 by and among NGP Capital Resources Company, Globe BG, LLC and Globe Specialty Metals, Inc. regarding The Overriding Royalty Interests (7)
2.5	Agreement of Purchase and Sale dated as of April 25, 2012 by and among Becancour Silicon Inc., Timminco Ltd., QSI Partners Ltd., and Globe Specialty Metals, Inc. (14)
Articles of Incorporation and Bylaws
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (1)
3.3	Amended and Restated Bylaws (2)
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

Material Contracts
10.1
Output and Supply Agreement, dated as of October 1, 2010, by and among Quebec Silicon Limited Partnership, Becancour Silicon Inc. (succeeded in interest by QSIP Canada ULC) and Dow Corning Corporation. (14)

10.2
Shareholders Agreement between all the Shareholders of Quebec Silicon General Partner Inc., dated as of October 1, 2010, by and among Becancour Silicon Inc. (succeeded in interest by QSIP Canada ULC), Dow Corning Netherlands, B.V., and Quebec Silicon General Partner Inc. (14)

10.3
Amended and Restated Limited Partnership Agreement dated as of October 1, 2010, by and among Becancour Silicon Inc. (succeeded in interest by QSIP Canada ULC), Dow Corning Canada, Inc., and Quebec Silicon General Partner Inc. (14)

Management Contracts and Compensatory Plans
10.6	2006 Employee, Director and Consultant Stock Option Plan (1)
10.7	Amendments to 2006 Employee, Director and Consultant Stock Option Plan (8)
10.8	2010 Annual Executive Bonus Plan (9)
10.9	Chief Financial Officer and Chief Legal Officer Annual Bonus Plan (10)
10.10	Framework for the 2011 Annual Executive Long Term Incentive Plan (11)
10.11	Employment Agreement, dated January 27, 2011, between GSM and Alan Kestenbaum (11)
10.12	Employment Agreement, dated July 5, 2011, between GSM and Jeff Bradley (12)
10.13	Employment Agreement, dated November 30, 2011, between GSM and Malcolm Appelbaum (4)
10.14	Employment Agreement, dated June 20, 2008, between GSM and Stephen Lebowitz (1)
10.15	Amendment to Employment Agreement, dated October 27, 2010, between GSM and Stephen Lebowitz (8)
10.16	Executive Deferred Compensation Plan (4)
10.17	Director Deferred Compensation Plan (4)

21.1	Subsidiaries (14)

23.1	Consent of KPMG LLP †

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
32.1	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

95	Mine Safety Disclosure (14)

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

_____________________________________________________
†	Filed herewith.
*	Previously filed with the Annual Report on Form 10-K for the year ended June 30, 2012, filed with the Securities and Exchange Commission on August 27, 2012, which is being amended hereby.
1	Incorporated by reference to the exhibit with the same designation filed with the Company’s registration statement on Form S-1 (Registration No. 333-152513) filed on July 25, 2008.
2
Incorporated by reference to the exhibit with the same designation filed with Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-152513) filed on November 4, 2008.

3	Incorporated by reference to exhibit to the Company’s Form 8-K filed on April 5, 2011.
4	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on February 8, 2012.
5	Incorporated by reference to exhibit to the Company’s Form 8-K filed on June 6, 2012.
6	Incorporated by reference to exhibit to the Company’s Form 8-K filed on April 1, 2010.
7	Incorporated by reference to exhibit to the Company’s Form 8-K filed on June 3, 2011.
8	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on February 11, 2011.
9	Incorporated by reference to exhibit to the Company’s Form 10-K filed on September 28, 2010.
10	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on November 12, 2010.
11	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on May 12, 2011.
12	Incorporated by reference to exhibit to the Company’s Form 10-K filed on August 26, 2011.
13	Incorporated by reference to exhibit to the Company’s Form 8-K filed on August 2, 2011.
14	Incorporated by reference to exhibit to the Company’s Form 10-K filed on August 27, 2012.