Form 10-Q
period 2013-03-31
GLOBE SPECIALTY METALS INC
filed 2013-05-10
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 8, 2013, the registrant had 75,301,549 shares of common stock outstanding.

Globe Specialty Metals, Inc.

		Page
		No.
PART I

Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26

PART II

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 4.	Mine Safety Disclosure	27
Item 6.	Exhibits	27
SIGNATURES		28
EX-31.1
EX-31.2
EX-32.1
EX-95
EX-101

PART I

Item 1.  Financial Statements

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets
March 31, 2013 and June 30, 2012
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$161,001	178,010
Accounts receivable, net of allowance for doubtful accounts of $2,715
and $955 at March 31, 2013 and June 30, 2012, respectively	89,400	85,258
Inventories	117,887	119,441
Deferred tax assets	13,113	4,681
Prepaid expenses and other current assets	26,991	23,234
Total current assets	408,392	410,624
Property, plant, and equipment, net of accumulated depreciation, depletion and amortization	430,908	432,761
Goodwill	45,286	56,740
Other intangible assets	477	477
Investments in unconsolidated affiliates	5,973	9,217
Deferred tax assets	867	200
Other assets	6,982	26,728
Total assets	$898,885	936,747
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,697	52,005
Short-term debt	289	317
Revolving credit agreements	9,000	9,000
Accrued expenses and other current liabilities	54,875	40,602
Total current liabilities	119,861	101,924
Long-term liabilities:
Revolving credit agreements	141,514	131,386
Deferred tax liabilities	27,895	28,835
Other long-term liabilities	67,129	70,803
Total liabilities	356,399	332,948
Commitments and contingencies (note 12)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares; issued, 75,583,986
and 75,331,310 shares at March 31, 2013 and June 30, 2012, respectively	8	8
Additional paid-in capital	397,024	405,675
Retained earnings	65,591	119,863
Accumulated other comprehensive loss	(7,182)	(6,840)
Treasury stock at cost, 282,437 shares at March 31, 2013 and June 30, 2012	(4)	(4)
Total Globe Specialty Metals, Inc. stockholders’ equity	455,437	518,702
Noncontrolling interest	87,049	85,097
Total stockholders’ equity	542,486	603,799
Total liabilities and stockholders’ equity	$898,885	936,747

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Operations
Three and nine months ended March 31, 2013 and 2012
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net sales	$195,845	173,437	$576,493	513,846
Cost of goods sold	181,238	139,408	498,209	396,506
Selling, general, and administrative expenses	13,330	13,979	60,103	43,096
Research and development	—	100	—	103
Business interruption insurance recovery	(4,594)	—	(4,594)	(450)
Goodwill impairment	13,130	—	13,130	—
Impairment of long-lived assets	35,387	—	35,387	—
Gain on sale of business	—	—	—	(54)
Operating (loss) income	(42,646)	19,950	(25,742)	74,645
Other income (expense):
Gain on remeasurement of equity investment	170	—	1,877	—
Interest income	211	129	599	145
Interest expense, net of capitalized interest	(1,806)	(1,698)	(5,148)	(4,545)
Foreign exchange (loss) gain	(1,686)	(191)	(2,773)	825
Other (loss) income	(179)	48	(77)	408
(Loss) income before (benefit from) provision for income taxes	(45,936)	18,238	(31,264)	71,478
(Benefit from) provision for income taxes	(5,941)	5,972	(1,837)	23,530
Net (loss) income	(39,995)	12,266	(29,427)	47,948
Income attributable to noncontrolling interest, net of tax	(140)	(653)	(1,345)	(2,198)
Net (loss) income attributable to Globe Specialty Metals, Inc.	$(40,135)	11,613	$(30,772)	45,750
Weighted average shares outstanding:
Basic	75,302	75,049	75,174	75,035
Diluted	75,302	76,617	75,174	76,639
(Loss) earnings per common share:
Basic	$(0.53)	0.15	$(0.41)	0.61
Diluted	(0.53)	0.15	(0.41)	0.60
Cash dividends declared per common share	0.06	—	0.31	0.20

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three and nine months ended March 31, 2013 and 2012
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net (loss) income	$(39,995)	12,266	$(29,427)	47,948
Other comprehensive (loss) income
Foreign currency translation adjustment	(1,684)	17	(119)	686
Unrealized gain on available for sale securitites, net of tax	—	—	(1)	(38)
Total other comprehensive (loss) income	(1,684)	17	(120)	648
Comprehensive (loss) income	(41,679)	12,283	(29,547)	48,596
Comprehensive (loss) income attributable to noncontrolling interest	(154)	653	1,567	2,198
Comprehensive (loss) income attributable to Globe Specialty Metals, Inc.	$(41,525)	11,630	$(31,114)	46,398

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity
Nine months ended March 31, 2013
(In thousands)
(Unaudited)

	Globe Specialty Metals, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other	Treasury		Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	at Cost	Interest	Equity
Balance at June 30, 2012	75,332	$8	405,675	119,863	(6,840)	(4)	85,097	603,799
Share-based compensation	2	—	(7,712)	—	—	—	—	(7,712)
Stock option exercises	250	—	1,000	—	—	—	—	1,000
Yonvey shares purchased	—	—	(1,939)	—	—	—	(1,510)	(3,449)
Quebec Silicon purchase price allocation adjustments	—	—	—	—	—	—	1,895	1,895
Cash dividend	—	—	—	(23,500)	—	—	—	(23,500)
Comprehensive (loss) income	—	—	—	(30,772)	(342)	—	1,567	(29,547)
Balance at March 31, 2013	75,584	$8	397,024	65,591	(7,182)	(4)	87,049	542,486

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows
Nine months ended March 31, 2013 and 2012
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(29,427)	47,948
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	33,587	23,990
Depletion	1,134	494
Share-based compensation	(7,712)	1,814
Gain on remeasurement of equity investment	(1,877)	—
Gain on sale of business	—	(54)
Goodwill impairment	13,130	—
Impairment of long-lived assets	35,387	—
Amortization of deferred financing fees	600	—
Unrealized foreign exchange loss	913	—
Deferred taxes	(9,992)	2,775
Amortization of customer contract liabilities	(4,804)	—
Accretion	190	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,097)	(11,036)
Inventories	67	(1,496)
Prepaid expenses and other current assets	(5,568)	(4,798)
Accounts payable	(1,009)	(5,351)
Accrued expenses and other current liabilities	15,442	(1,343)
Other	1,793	(5,272)
Net cash provided by operating activities	39,757	47,671
Cash flows from investing activities:
Capital expenditures	(36,305)	(38,325)
Acquisition of businesses, net of cash acquired of $3,656 and $5, respectively	(4,520)	(73,194)
Net cash used in investing activities	(40,825)	(111,519)
Cash flows from financing activities:
Borrowings of long-term debt	—	50,000
Borrowings of short-term debt	—	1,048
Payments of short-term debt	(28)	(739)
Borrowings under revolving credit agreements	20,391	8,000
Payments under revolving credit agreements	(10,375)	(3,000)
Dividend payment	(23,500)	(15,007)
Proceeds from stock option exercises	1,000	195
Other financing activities	(1,907)	(2,149)
Net cash (used in) provided by financing activities	(14,419)	38,348
Effect of exchange rate changes on cash and cash equivalents	(1,522)	(53)
Net decrease in cash and cash equivalents	(17,009)	(25,553)
Cash and cash equivalents at beginning of period	178,010	166,208
Cash and cash equivalents at end of period	$161,001	140,655

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$4,396	3,302
Cash paid for income taxes, net of refunds totaling $87 and $1,954, respectively	13,419	21,144

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
Three and nine months ended March 31, 2013 and 2012
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

(2)             Summary of Significant Accounting Policies

a. Basis of Presentation

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) of the results for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. There have been no material changes to the Company’s significant accounting policies during the nine months ended March 31, 2013.

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

Yonvey Long-Lived Assets

The Company assesses impairment of goodwill at least annually during the third quarter for each of its reporting units. The valuation of the Company’s reporting units requires significant judgment in evaluation of overall market conditions, estimated future cash flows, discount rates and other factors. During its most recent annual impairment test, the Company determined that the fair value of its Yonvey (electrode manufacturing) reporting unit was not in excess of its carrying amount and recognized an impairment charge of $7,130. See note 6 (Goodwill and Other Intangibles) for information on annual impairment testing. In estimating the fair value of Yonvey, the Company considered cash flow projections using assumptions about, among other things, overall market conditions and successful cost rationalization initiatives (principally through the development of new production methods that will enable sustainable quality and pricing). These assumptions also impact the Company’s assessment of the ability to recover Yonvey’s long-lived assets. As of March 31, 2013, the carrying value of the property, plant and equipment at Yonvey of approximately $17,200 is expected to be recovered by the undiscounted future cash flows associated with the asset group. Yonvey is currently testing new raw materials for use in new production methods. Deterioration in overall market conditions, or the Company’s inability to execute its cost rationalization initiatives (through development of new production methods or other means) could have a negative effect on these assumptions, and might result in an impairment of Yonvey’s long lived assets in the future.

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

e. Recently Implemented Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) amended its accounting guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of the guidance were effective as of the beginning of the Company’s 2013 fiscal year. Accordingly, we have presented the components of net income and other comprehensive income for the three and nine months ended March 31, 2013 and 2012 as two separate but consecutive statements. In February 2013, the FASB issued guidance that would require an entity to provide enhanced footnote disclosures to explain the effect of reclassification adjustments on other comprehensive income by component and provide tabular disclosure in the footnotes showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. This guidance becomes effective prospectively for the Company’s fiscal 2014 first quarter, with early adoption permitted.  The Company will apply this new guidance when it becomes effective, and the adoption of this guidance is not expected to have a significant impact on its consolidated financial statements.

(3)             Business Combinations

Quebec Silicon:

On June 13, 2012, the Company closed its acquisition of Bécancour Silicon Metal Inc.'s ("BSI") 51% equity interest in Quebec Silicon Limited Partnership ("QSLP") and other working capital assets, collectively known as Quebec Silicon. The acquisition was financed using $31,800 from the Company's new $300,000 revolving credit facility discussed in note 8 (Debt) and $8,803 cash.  During the quarter ended March 31, 2013, the purchase price was finalized based on working capital at the date of acquisition, of which resulted in the Company paying additional consideration in the amount of $1,346. The Company operates Quebec Silicon’s silicon metal plant and will purchase approximately 51% of its finished goods output at a price approximately equal to the fully loaded cost of production and sell the material to third party customers. Dow Corning has the right to purchase the other 49% of the plant's output at a price approximately equal to the fully loaded cost of production. This arrangement is similar to the Company's existing joint venture with Dow Corning at its Alloy, West Virginia plant. The Company has engaged a third-party appraisal firm to assist in the process of determining the estimated fair value of certain assets acquired. Based on the preliminary purchase price allocation, goodwill totaling $1,982 has been recorded in connection with the Quebec Silicon acquisition and assigned to the GMI operating segment.

Step Acquisition:

On December 20, 2012, the Company closed its stock purchase of the remaining 50% interest in an existing equity investment. The total purchase price was $5,000, of which $4,500 was financed using cash on hand and the remaining $500 is subject to the finalization of the working capital settlement. The Company recognized a gain of approximately $1,877 on the fair value remeasurement (based on the transaction price) of its existing 50% equity investment.  Based on the preliminary purchase price allocation, goodwill totaling $3,314 has been recorded and has been assigned to the GMI operating segment.

(4)             Inventories

Inventories comprise the following:

	March 31,	June 30,
	2013	2012
Finished goods	$38,212	41,550
Work in process	5,521	403
Raw materials	60,446	62,957
Parts and supplies	13,708	14,531
Total	$117,887	119,441

At March 31, 2013, $109,472 in inventory is valued using the first-in, first-out method and $8,415 using the average cost method. At June 30, 2012, $112,418 in inventory is valued using the first-in, first-out method and $7,023 using the average cost method. During the three and nine months ended March 31, 2013, the Company recorded inventory write-downs totaling $1,922 due to expected lower net realizable values for certain Solsil inventories. These write-downs have been recorded in cost of goods sold.

(5)             Property, Plant, and Equipment

Property, plant, and equipment, net, is comprised the following:

	March 31,	June 30,
	2013	2012
Land, land improvements, and land use rights	$9,108	10,831
Building and improvements	83,738	76,395
Machinery and equipment	184,736	175,305
Furnaces	192,016	193,055
Mineral reserves	55,843	55,843
Mine development	4,861	4,058
Other	20,949	4,852
Construction in progress	22,054	23,616
Property, plant, and equipment, gross	573,305	543,955
Less accumulated depreciation, depletion and amortization	(142,397)	(111,194)
Property, plant, and equipment, net	$430,908	432,761

Depreciation, depletion and amortization expense for the three and nine months ended March 31, 2013 was $11,488 and $34,721, of which $11,119 and $33,988 is recorded in cost of goods sold and $369 and $733 is recorded in selling, general, and administrative expenses, respectively. Depreciation, depletion and amortization expense for the three and nine months ended March 31, 2012 was $8,552 and $24,484, of which $8,361 and $23,909 is recorded in cost of goods sold and $191 and $575 is recorded in selling, general, and administrative expenses, respectively.

Capitalized interest for the three and nine months ended March 31, 2013 was $9 and $9, respectively. Capitalized interest for the three and nine months ended March 31, 2012 was $1 and $24, respectively.

(6)             Goodwill and Other Intangibles

Goodwill and other intangibles presented below have been allocated to the Company’s operating segments.

a. Goodwill

Changes in the carrying amount of goodwill, by reportable segment, during the nine months ended March 31, 2013 are as follows:

		Globe
	GMI	Metales	Other	Total
Goodwill at June 30, 2012	$34,591	14,313	7,836	56,740
Goodwill impairment	—	(6,000)	(7,775)	(13,775)
Quebec Silicon purchase price allocation adjustments	(1,081)	—	—	(1,081)
Step acquisition	3,314	—	—	3,314
Foreign exchange rate changes	19	—	69	88
Goodwill at March 31, 2013	$36,843	8,313	130	45,286

b. Other Intangible Assets

There were no changes in the value of the Company’s indefinite lived intangible assets during the nine months ended March 31, 2013 and 2012.

c. Annual Impairment Tests

The Company performed its annual goodwill and indefinite-lived intangible asset tests during the quarter ended March 31, 2013. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, goodwill is tested for impairment annually and is tested for impairment between annual tests if an event occurs or circumstances change that more likely than not would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. The valuation of the Company’s reporting units requires significant judgment in evaluation of overall market conditions, estimated future cash flows, discount rates and other factors.

Yonvey Goodwill

During the quarter ended March 31, 2013, the Company recognized an impairment charge to write-off goodwill associated with its electrode business in China (Yonvey) as a result of delays in the Company’s ability to develop a new production method that caused it to revise its expected future cash flows. In estimating the fair value of Yonvey, the Company considered cash flow projections using assumptions about, among other things, overall market conditions and successful cost rationalization initiatives (principally through the development of new production methods that will enable sustainable quality and pricing). The Company made a downward revision in the forecasted cash flows from its Yonvey reporting unit which resulted in an impairment of the entire goodwill balance of approximately $7,775 (impairment charge of $7,130, net of adjustments for foreign exchange rate changes). The impairment charge is recorded within the Other reporting segment. As of March 31, 2013, the carrying value of the property, plant and equipment at Yonvey is expected to be recovered by the undiscounted future cash flows associated with the asset group. Yonvey is currently testing new raw materials for use in new production methods. Deterioration in overall market conditions, or the Company’s inability to execute its cost rationalization initiatives (through development of new production methods or other means) could have a negative effect on these assumptions, and might result in an impairment of Yonvey’s long lived assets in the future.

Metales Goodwill

During the quarter ended March 31, 2013, in connection with our annual goodwill impairment test, the Company recognized an impairment charge of $6,000 related to the partial impairment of goodwill at its silicon-based alloy business in Argentina (Metales) resulting from sustained sales price declines that caused the Company to revise its expected future cash flows. The impairment charge is recorded within the Metales reporting segment. Fair value was estimated based on internal models that considered discounted cash flows and market multiples. Estimates under the Company’s discounted income based approach involve numerous variables including anticipated sales price and volumes, cost structure, discount rates and long term growth that are subject to change as business conditions change, and therefore could impact fair values in the future. As of March 31, 2013, the fair value of Metales’ reporting unit exceeded the carrying value of the reporting unit by less than 10%. The remaining goodwill is $8,313 as of March 31, 2013.

Other

Other than the Yonvey and Metales charges discussed above, no adjustments to the remaining carrying amounts of goodwill and indefinite-lived intangible assets were required.

(7)             Impairment of Long-Lived Assets

In accordance with ASC Topic 360, Property, Plant and Equipment, the Company reviews the recoverability of its long-lived assets, such as plant and equipment and definite-lived intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future undiscounted pretax cash flow of the related operations. The Company assesses the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is measured based on the difference between estimated fair value and carrying value.

Solsil Long-Lived Assets

In recent years, Solsil has been focused on research and development projects and was not producing material for commercial sale. Although the Company expected to expand operations through the construction of new facilities using new technologies, the falling prices of polysilicon make further research and development pursuits commercially not viable. During the quarter ended March 31, 2013, the Company recognized an impairment charge of $18,452 to write-off equipment related to Solsil as a result of its decision to indefinitely take these assets out of service which was done, in response to sustained pricing declines that have rendered its production methods uneconomical. The amount of the impairment charge was determined by comparing the estimated fair value of the assets using an in-exchange premise (assumed to be zero) to their carrying amount. The impairment is recorded within the Solsil reporting segment.

Nigeria Exploration Licenses

In 2011, the Company acquired exploration licenses related to certain mines located in Nigeria, which granted it the right to explore for, among other things, manganese ore, a raw material used in the production of certain silicon and manganese based alloys. During the quarter ended March 31, 2013, based upon difficulties encountered in gaining secure access to the mines, the Company determined that exploration of these mines is not feasible and has decided to abandon its plan to conduct exploration activities. Accordingly, the Company recognized an impairment charge of $16,935 (representing the aggregate carrying amount of the licenses) during the quarter ended March 31, 2013. The impairment has been recorded to the Corporate segment.

(8)             Debt

a. Short-Term Debt

Short-term debt comprises the following:

		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line
March 31, 2013:
Type debt:
Export financing	$—	—	$9,690
Other	289	7.00%	—
Total	$289		$9,690

June 30, 2012:
Type debt:
Export financing	$—	—	$9,269
Other	317	5.00%	—
Total	$317		$9,269

Export Financing Agreements – The Company’s Argentine subsidiary maintains various short-term export financing agreements. Generally, these arrangements are for periods ranging between seven and eleven months, and require the Company to pledge as collateral certain export receivables.

b. Revolving Credit Agreements

A summary of the Company’s revolving credit agreements at March 31, 2013 is as follows:

		Weighted
	Outstanding	Average	Unused	Total
	Balance	Interest Rate	Commitment	Commitment
Revolving multi-currency credit facility	$136,449	2.21%	$162,811	300,000
Revolving credit facility	9,000	2.35%	11,000	20,000
Revolving credit agreement	5,065	5.00%	9,703	14,768

On May 31, 2012 the Company entered into a credit agreement which provides for a $300,000 five-year revolving multi-currency credit facility which includes provisions for the issuance of standby letters of credit, a $10,000 sublimit for swingline loans and a $25,000 sublimit letter of credit facility. The credit facility refinanced existing debt and closing costs of $96,550 and financed the acquisition of Quebec Silicon of $31,800. The credit facility currently provides an additional $162,811 of borrowing capacity as of March 31, 2013. At the Company’s election, the credit facility may be increased from time to time by an amount up to $125,000 in the aggregate; such increase may be in the form of term loans or increases in the revolving credit line, subject to lender commitments and certain conditions as described in the credit agreement. The agreement contains provisions for adding domestic and foreign subsidiaries of the Company as additional borrowers under the credit facility. The agreement terminates on May 31, 2017 and requires no scheduled prepayments before that date. The Company classifies borrowings under this credit facility as long-term liabilities.

Interest on borrowings under the credit agreement is payable, at the Company’s election, at either (a) a base rate (the higher of (i) the U.S. federal funds rate plus 0.50% per annum, (ii) the Administrative Agent’s prime rate or (iii) an adjusted London Interbank Offered Rate for loans with a one month interest period plus 1.00% per annum plus a margin ranging from 0.75% to 1.50% per annum (such margin determined by reference to the leverage ratio set forth in the credit agreement), or (b) the adjusted London Interbank Offered Rate plus a margin ranging from 1.75% to 2.50% per annum (such margin determined by reference to the leverage ratio set forth in the credit agreement). Certain commitment fees are also payable under the credit agreement. The credit agreement contains various covenants. They include, among others, a maximum total debt to earnings before income tax, depreciation and amortization ratio, a minimum interest coverage ratio and a maximum capital expenditures covenant. The credit facility is guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). Borrowings under the credit agreement are collateralized by substantially all of the assets of the Company and the Guarantors, including certain real property, equipment, accounts receivable and inventory and the stock of certain of the Company’s and the Guarantors’ subsidiaries. The Company was in compliance with the loan covenants at March 31, 2013.

At March 31, 2013, there was a $136,449 balance outstanding on the revolving multi-currency credit facility. The total commitment outstanding on this credit facility includes $440 of outstanding letters of credit associated with supplier contracts and $300 of outstanding letters of credit associated with economic development.

On October 1, 2010, the Company entered into a revolving credit facility, which was amended on March 5, 2012. The amended agreement provides for a $20,000 revolving credit facility. Total borrowings under this revolving credit facility were $9,000 at March 31, 2013. Interest on advances under the revolving credit facility accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. The credit facility is subject to certain restrictive and financial covenants, which include limits on additional debt, a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization and minimum net worth. The Company was in compliance with the loan covenants at March 31, 2013. The Company classifies borrowings under this revolving credit facility in current liabilities as the agreement expires on June 30, 2013.

The Company’s subsidiary, Quebec Silicon, entered into a revolving credit agreement dated October 1, 2010, amended on November 23, 2011 and further amended and restated on September 20, 2012, which provides for up to $15,000 Canadian Dollars to fund Quebec Silicon’s working capital requirements. Funding under the revolving credit agreement is available upon request at any time, up to the full amount of the unused credit commitment and subject to continued compliance with the terms of the agreement. Interest on borrowings under the credit agreement is payable at a variable rate of Canadian prime plus 2.00% (5.00% at March 31, 2013), payable quarterly. The credit agreement expires on September 20, 2015, and may be terminated earlier, at the lender’s discretion subject to certain change in ownership conditions being met. All of Quebec Silicon’s assets, properties and revenues have been pledged as security for Quebec Silicon’s obligations under the revolving credit agreement. As of March 31, 2013, $5,065 ($5,145 Canadian Dollars) was outstanding under the facility.

c. Fair Value of Debt

The recorded carrying values of the Company’s debt balances approximate fair value given its debt is at variable rates tied to market indicators or is short-term in nature.

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

Interest Rate Risk:

The Company is exposed to market risk from changes in interest rates on certain of its short-term and long-term debt obligations. The Company has historically utilized interest rate swaps and interest rate cap agreements to reduce its exposure to interest rate fluctuations. All interest rate derivatives were settled when the Company closed on the $300,000 revolving multi-currency credit facility discussed in note 8 (Debt).

Foreign Currency Risk:

The Company is exposed to market risk arising from changes in currency exchange rates as a result of its operations outside the United States, principally in Argentina, China and Canada. A portion of the Company’s net sales generated from its non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of the Company’s operating costs for its non-U.S. operations are denominated in local currencies, principally the Canadian dollar, Argentine peso and the Chinese renminbi. Consequently, the translated U.S. dollar value of the Company’s non-U.S. dollar net sales, and related accounts receivable balances, and its operating costs are subject to currency exchange rate fluctuations. Derivative instruments are not used extensively to manage this risk. At March 31, 2013, the Company had foreign exchange option contracts covering approximately 14,000 Euros, expiring at dates ranging from April 2013 to October 2013, at an average exchange rate of 1.35 Canadian dollar to 1.00 Euro.

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

In June 2010, the Company entered into a power hedge agreement on a 175,440 MWh notional amount of electricity, representing approximately 20% of the power required by its Niagara Falls, New York plant not supplied by the facility’s long-term power contract over the term of the hedge agreement. The notional amount decreases equally per month through the agreement’s expiration on June 30, 2012. Under the power hedge agreement, the Company fixed the power rate at $39.60 per MWh over the life of the contract. In October 2010, the Company entered into a power hedge agreement on an 87,600 MWh notional amount of electricity, also for power required at its Niagara Falls, New York plant. The notional amount decreases equally per month from the agreement’s July 1, 2012 effective date through its expiration on June 30, 2013. Under this power hedge agreement, the Company fixed the power rate at $39.95 per MWh over the life of the contract.

The effect of the Company’s derivative instruments on the condensed consolidated income statement is summarized in the following table:

	Gain (Loss) Recognized		Gain (Loss) Recognized
	During the Three Months		During the Nine Months
	Ended March 31,		Ended March 31,		Location
	2013	2012	2013	2012	of Gain (Loss)
Interest rate derivatives	$—	(103)	$—	(77)	Interest expense
Foreign exchange forward and option contracts	(99)	—	(303)	—	Foreign exchange (loss) gain
Power hedges	213	(966)	394	(1,659)	Cost of goods sold

The fair values of the Company’s derivative instruments at March 31, 2013 are summarized in note 16 (Fair Value Measures). The liability associated with the Company’s power hedge of $118 is included in accrued expenses and other current liabilities, and the asset associated the Company’s foreign exchange option contracts of $701 is included in prepaid expenses and other current assets. The company holds no interest rate derivatives at March 31, 2013.

(10)             Pension Plans

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

The components of net periodic pension expense for the Company’s defined benefit pension plans are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Interest cost	$802	391	$2,411	1,164
Service cost	601	26	1,809	77
Expected return on plan assets	(631)	(392)	(1,897)	(1,303)
Amortization of net loss	385	349	1,154	651
Net periodic pension expense	$1,157	374	$3,477	589

The Company expects to make required and discretionary contributions of approximately $3,994 to the plans for the fiscal year ending June 30, 2013, of which $2,912 has been contributed through March 31, 2013.

(11)             Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted as necessary for quarterly events. In accordance with ASC Topic 740, Income Taxes — Accounting for Income Taxes in Interim Periods, the Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries. The effective tax rates for the nine months ended March 31, 2013 and 2012 were based on the Company’s forecasted annualized effective tax rates, adjusted for discrete items that occurred within the respective periods.

The Company’s effective tax rate for the nine months ended March 31, 2013 was a tax benefit of 5.9% compared to tax expense rate of 32.9% for the nine months ended March 31, 2012. The annual effective tax expense rate excluding discrete items is 24.0% for the nine months ended March 31, 2013.

The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods, and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. During the nine months ended March 31, 2013, the Company’s net valuation allowances increased primarily due to the establishment of additional valuation allowances against net operating losses (NOLs) in China and Nigeria that may not be utilized.

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Its subsidiaries also file tax returns in various foreign jurisdictions. The Company’s principal jurisdictions include the U.S., Argentina, Canada, Poland, and China. A number of years may elapse before a tax return is audited and finally resolved. The open tax years subject to examination varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions and the related open tax years subject to examination are as follows: the U.S. from 2010 to present, Argentina from 2006 to present, Poland from 2008 to present and China from 2009 to present.

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results could be materially impacted. There were no material changes in the Company’s uncertain tax positions during the nine months ended March 31, 2013.

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

b. Environmental Contingencies

It is the Company’s policy to accrue for costs associated with environmental assessments, remedial efforts, or other environmental liabilities when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. When a liability for environmental remediation is recorded, such amounts will be recorded without giving effect to any possible future recoveries. At March 31, 2013, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

c. Employee Contracts

As of March 31, 2013, there are 316 employees that are covered by union agreements expiring within one year.

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

(13)             Stockholders’ Equity

a. Dividend

On August 17, 2012, the Company’s Board of Directors approved an annual dividend of $0.25 per common share, payable quarterly in September 2012, December 2012, March 2013 and June 2013. The September 2012 quarterly dividend of $0.0625 per share, totaling $4,691, was paid on September 19, 2012 to shareholders of record at the close of business on September 5, 2012. The December 2012 quarterly dividend of $0.0625 per share, totaling $4,691, was paid on December 14, 2012 to shareholders of record at the close of business on November 20, 2012. The Board of Directors approved an accelerated payment of the remaining annual quarterly dividends, and thus a dividend of $0.125 per share, totaling $9,412, was paid on December 28, 2012 to shareholders of record at the close of business on December 17, 2012.  On February 4, 2013, the Company’s Board of Directors approved a dividend of $0.0625 per common share, totaling $4,706, which was paid March 25, 2013 to shareholders of record at the close of business at the close of business on March 15, 2013.

b. Noncontrolling Interest

Yonvey Share Purchase

In January 2013, the Company purchased an additional 28% ownership interest in Yonvey for $2,330, bringing the Company’s ownership interest in Yonvey to 98%.

Quebec Silicon Acquisition

The Company recorded an increase to noncontrolling interest of $1,895 to reflect purchase price adjustments in association with the acquisition of a 51% interest in Quebec Silicon on June 13, 2012.  The purchase accounting for the Quebec Silicon acquisition will be finalized in the fourth quarter of fiscal 2013.

(14)             Earnings (Loss) Per Share

Basic earnings (loss) per common share are calculated based on the weighted average number of common shares outstanding during the three and nine months ended March 31, 2013 and 2012, respectively. Diluted earnings (loss) per common share assumes the exercise of stock options or the vesting of restricted stock grants, provided in each case the effect is dilutive.

The reconciliation of the amounts used to compute basic and diluted earnings (loss) per common share for the three and nine months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Basic (loss) earnings per share computation
Numerator:
Net (loss) income attributable to Globe Specialty Metals, Inc.	$(40,135)	11,613	$(30,772)	45,750
Denominator:
Weighted average basic shares outstanding	75,301,549	75,048,873	75,174,392	75,035,299
Basic (loss) earnings per common share	$(0.53)	0.15	$(0.41)	0.61
Diluted (loss) earnings per share computation
Numerator:
Net (loss) income attributable to Globe Specialty Metals, Inc.	$(40,135)	11,613	$(30,772)	45,750
Denominator:
Weighted average basic shares outstanding	75,301,549	75,048,873	75,174,392	75,035,299
Effect of dilutive securities	—	1,568,407	—	1,603,903
Weighted average diluted shares outstanding	75,301,549	76,617,280	75,174,392	76,639,202
Diluted (loss) earnings per common share	$(0.53)	0.15	$(0.41)	0.60

Potential common shares associated with outstanding stock options totaling 273,046 and 398,958 for the three and nine months ended March 31, 2013, respectively, and 1,229,808 and 100,000 for the three and nine months ended March 31, 2012, respectively, were excluded from the calculation of diluted earnings per common share because their effect would be anti-dilutive.

(15)             Share-Based Compensation

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

On August 17, 2012, the Board authorized the Company to offer to amend outstanding options representing the right to purchase shares issued to directors, officers and current employees pursuant to the Stock Plan, to permit these options alternatively to be settled for cash or exercised for the issuance of shares, at the election of the option holder. This modification of the outstanding options changed its classification from equity awards to liability awards and the fair value of the liability awards is remeasured at the end of each reporting period through settlement. For the three and nine months ended March 31, 2013, the remeasurement of compensation cost for liability classified awards was $811 and $20,899, respectively. The expense is reported within selling, general, and administrative expenses. These outstanding options are excluded from the weighted average diluted shares outstanding calculation in note 14 (Earnings (Loss) Per Share). The Company believes the outstanding options will be settled in cash.

At March 31, 2013, there were 479,977 shares available for grant. All option grants have maximum contractual terms ranging from 5 to 10 years. It is the Company’s policy to issue new shares to satisfy the requirements of its share-based compensation plan. The Company does not expect to repurchase shares in the future to support its share-based compensation plan.

During the nine months ended March 31, 2013, share-based compensation awards consisted of the issuance of 13,188 nonqualified stock options and 4,468 restricted stock grants. A summary of the changes in options outstanding under the Stock Plan during the nine months ended March 31, 2013 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term in Years	Value
Outstanding as of June 30, 2012	4,365,397	$8.10	2.65	$29,690
Granted	13,188	13.43
Exercised	(578,333)	4.03
Forfeited and expired	—	—
Outstanding as of March 31, 2013	3,800,252	$8.73	2.03	$25,564

Exercisable as of March 31, 2013	3,144,808	$6.73	1.73	$25,557

The Company estimates the fair value of grants using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of stock options for the nine months ended and as of March 31, 2013:

2013
Risk-free interest rate	0.14 to 1.01%
Expected dividend yield	1.80
Expected volatility	34.02 to 60.20
Expected forfeiture rate	—
Expected term (years)	1.08 to 5.56

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

During the nine months ended March 31, 2013, 185,952 options vested, resulting in total vested options of 3,144,808. There are 655,444 nonvested options outstanding at March 31, 2013.

For the three and nine months ended March 31, 2013, pre-tax share-based compensation expense was $873 and $21,514, respectively. For the three and nine months ended March 31, 2012, pre-tax share-based compensation expense was $670 and $1,814, respectively. The expense is reported within selling, general, and administrative expenses.

b. Executive Bonus Plan

In addition to share-based awards issued under the Stock Plan, the Company issues restricted stock units under the Company’s Executive Bonus Plan. These restricted stock units proportionally vest over three years, but are not delivered until the end of the third year. The Company will settle these awards by cash transfer, based on the Company’s stock price on the date of transfer. During the nine months ended March 31, 2013, there were 146,674 restricted stock units granted, and as of March 31, 2013, 634,041 restricted stock units were outstanding. For the three and nine months ended March 31, 2013, pre-tax compensation expense for these restricted stock units was $749 and $1,900, respectively. The expense is reported within selling, general, and administrative expenses. The total liability associated with these restricted stock units is $3,119, of which $367 is included in accrued expenses and other current liabilities and $2,752 is included in other long-term liabilities at March 31, 2013.

(16)             Fair Value Measures

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

The following table summarizes assets measured at fair value on a recurring basis at March 31, 2013:

	Total	Level 1	Level 2	Level 3
Foreign exchange forward and option contracts	$701	—	701	—
Total	$701	—	701	—

The following table summarizes liabilities measured at fair value on a recurring basis at March 31, 2013:

	Total	Level 1	Level 2	Level 3
Power hedge	$118	—	118	—
Liability classified stock options	26,125	—	26,125	—
Restricted stock units	2,752	2,752	—	—
Total	$28,995	2,752	26,243	—

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

See note 15 (Share-Based Compensation) for information regarding the fair value of the Company’s liability classified stock options.

See note 8 (Debt) for information regarding the fair value of the Company’s outstanding debt.

(17)             Related Party Transactions

From time to time, the Company enters into transactions in the normal course of business with related parties. Management believes that such transactions are at arm’s length and for terms that would have been obtained from unaffiliated third parties.

A current and a former member of the board of directors are affiliated with Marco International. During the three and nine months ended March 31, 2013 and 2012, the Company:

•
Entered into agreements with Marco International to purchase carbon electrodes and rare earth. Marco International billed $9,416 and $7,219 during the three months ended March 31, 2013 and 2012, respectively, and $31,938 and $16,056 during the nine months ended March 31, 2013 and 2012, respectively, under these agreements. At March 31, 2013 and June 30, 2012, payables to Marco International under these agreements totaled $1,552 and $962, respectively.

•
Entered into an agreement to sell ferrosilicon to Marco International. Net sales were $0 and $192 during the three months ended March 31, 2013 and 2012, respectively, and $411 and $576 during the nine months ended March 31, 2013 and 2012, respectively, under this agreement. At March 31, 2013 and June 30, 2012, receivables from Marco International under this agreement totaled $0 and $137, respectively.

•
Entered into an agreement to sell calcium silicon powder to Marco International. Net sales were $332 and $2,011 during the three months ended March 31, 2013 and 2012, respectively, and $1,246 and $4,264 during the nine months ended March 31, 2013 and 2012, respectively, under this agreement. At March 31, 2013 and June 30, 2012, payables to Marco International under these agreements totaled $332 and $1,115, respectively.

Prior to the Company’s purchase of a majority interest in Ningxia Yonvey Coal Industrial Co., Ltd (Yonvey), Yonvey’s predecessor had entered into a lending agreement with the remaining minority stockholder. At March 31, 2013 and June 30, 2012, $0 and $1,112, respectively, remained payable to Yonvey from this related party.

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

Each of the Company’s reportable segments distributes its products in both its country of domicile, as well as to other international customers. The following presents the Company’s consolidated net sales by product line:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Silicon metal	$112,602	87,653	$328,098	263,103
Silicon-based alloys	60,164	70,039	184,760	198,862
Other	23,079	15,745	63,635	51,881
Total	$195,845	173,437	$576,493	513,846

a. Segment Data

Summarized financial information for the Company’s reportable segments as of, and for, the three and nine months ended March 31, 2013 and 2012, is shown in the following tables:

	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2013			2012
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes
GMI	$185,712	12,635	10,563	$156,745	22,482	21,329
Globe Metais	—	—	—	—	—	—
Globe Metales	10,005	(5,861)	(6,481)	15,035	2,424	1,879
Solsil	—	(20,552)	(20,552)	—	(280)	(280)
Corporate	—	(20,224)	(20,687)	—	(4,755)	(4,718)
Other	2,836	(8,177)	(8,312)	7,831	(566)	(617)
Eliminations	(2,708)	(467)	(467)	(6,174)	645	645
Total	$195,845	(42,646)	(45,936)	$173,437	19,950	18,238

	Nine Months Ended				Nine Months Ended
	March 31,				March 31,
	2013				2012
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes	Total Assets	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes
GMI	$535,249	59,064	56,548	699,017	$458,212	79,191	76,346
Globe Metais	—	—	—	—	—	(2)	(2)
Globe Metales	37,843	(3,164)	(4,658)	75,364	48,201	8,845	7,581
Solsil	—	(20,987)	(20,987)	9,351	—	(786)	(786)
Corporate	—	(49,960)	(51,277)	408,423	—	(17,239)	(15,963)
Other	8,299	(9,941)	(10,136)	29,569	22,320	841	507
Eliminations	(4,898)	(754)	(754)	(322,839)	(14,887)	3,795	3,795
Total	$576,493	(25,742)	(31,264)	898,885	$513,846	74,645	71,478

The accounting policies of the Company’s operating segments are the same as those disclosed in note 2 (Summary of Significant Accounting Policies) to our June 30, 2012 financial statements. The Company evaluates segment performance principally based on operating income (loss).

b. Geographic Data

Net sales are attributed to geographic regions based upon the location of the selling unit. Net sales by geographic region for the three and nine months ended March 31, 2013 and 2012 consist of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
United States	$154,512	156,694	$445,889	457,969
Argentina	7,560	13,520	33,208	42,219
Canada	31,104	—	89,264	—
China	42	209	246	2,496
Poland	2,627	3,014	7,886	11,162
Total	$195,845	173,437	$576,493	513,846

Long-lived assets by geographical region at March 31, 2013 and June 30, 2012 consist of the following:

	March 31,	June 30,
	2013	2012
United States	$330,814	330,724
Argentina	24,725	31,185
Canada	103,001	100,842
China	17,229	26,288
Poland	902	939
Total	$476,671	489,978

Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation, depletion and amortization, and goodwill and other intangible assets.

c. Major Customer Data

The following is a summary of the Company’s major customers and their respective percentages of consolidated net sales for the three and nine months ended March 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Dow Corning	17%	13%	19%	12%
Momentive Performance Materials	12%	5%	9%	9%
All other customers	71%	82%	72%	79%
Total	100%	100%	100%	100%

The majority of sales to Dow Corning for the three and nine months ended March 31, 2013 and 2012 are associated with Dow Corning’s 49% ownership interest in WVA LLC and QSLP. Sales to Dow Corning and Momentive Performance Materials are included in the GMI segment.

(19)             Business Interruption Insurance Recovery

In November 2011, there was a fire at the Bridgeport, Alabama ferrosilicon plant. The Company recorded and received business interruption insurance recovery payments totaling $4,046 throughout March 2013.

Prior to acquisition, there was a fire at the Quebec Silicon plant.  The Company recorded and received a business interruption insurance recovery payment totaling $548 in March 2013.

 (20)             Subsequent Events

On May 1, 2013 the Company announced that the Board of Directors authorized the repurchase of common stock of up to $75,000 over an eight month period.  As of the date of this filing, no shares have been repurchased.

On May 3, 2013 the Company announced that it exercised its right to lockout union employees at the Company’s affiliate, Quebec Silicon Limited Partnership, which operates a 47,000 MT silicon metal plant in Bécancour, Quebec.

On May 7, 2013 the Company amended its $300,000 multi-currency revolving credit agreement with the consent and approval of the lenders.  The credit agreement was amended to allow, at the Company’s option, the ability to pay a dividend before June 30, 2013, subject to approval by the Company’s Board of Directors, and to modify the conditions under which dividends can be paid in fiscal 2014.

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

Introduction

Globe Specialty Metals, Inc., together with its subsidiaries (collectively, “we” or “our”) is one of the leading manufacturers of silicon metal and silicon-based alloys. As of March 31, 2013, we owned and operated six principal manufacturing facilities and coal mines, in two primary operating segments: GMI, our U.S. operations and, Globe Metales, our Argentine operations.

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

Overview and Recent Developments

Sales and shipments increased in the third quarter compared to the second quarter and compared to the third quarter of fiscal 2012.  The end markets for silicon metal, including chemicals and aluminum, appear to be improving.  Silicon metal customers are generally reporting an increase in volumes and the need for additional Globe products.

Shipments for the third quarter increased 14% compared to the third quarter of fiscal 2012, as a result of the acquisition of Quebec Silicon in June 2012 and increased 12% from the second quarter of fiscal 2013 as a result of higher customer demand.  Silicon metal average selling prices declined 4% in the quarter compared to the third quarter of last fiscal year as our annual contracts renewed at lower prices for calendar 2013, which was partially offset by higher prices from the cost-plus arrangement with our joint venture partner at the newly acquired Quebec Silicon plant. Silicon-based alloy average selling prices declined 10% in the quarter due to market conditions and foreign competition.

Net sales for the quarter ended March 31, 2013 increased $22,408,000, or 13%, from the quarter ended March 31, 2012, as a result of a 14% increase in tons shipped partially offset by a 4% reduction in average selling price of silicon metal and silicon-based alloys.  The increase in sales from the prior year relates to the Quebec Silicon acquisition. Net sales increased $15,905,000, or 9%, from the quarter ended December 31, 2012 as a result of a 12% increase in tons shipped partially offset by a 4% reduction in average selling prices of silicon metal and silicon-based alloys.

Gross profit for the quarter ended March 31, 2013 decreased $19,422,000, or 57%, from the quarter ended March 31, 2012 as a result of the reduction in average selling prices and an increase in production costs.  The reduction in average selling prices served to reduce gross margin by approximately $11,000,000 and the increase in production costs reduced gross margin by approximately $8,000,000.  The higher production costs included: 1) lower contribution margin from Alden Resources directly related to higher mining costs due to lower coal production; 2) higher production costs at Alloy, West Virginia, Niagara Falls, New York, Beverly, Ohio and Bridgeport, Alabama primarily related to maintenance outages and production inefficiencies; 3) higher production costs related to a planned maintenance outage in Argentina; and, 4) costs relating to adding an additional quartz wash plant at Alabama Sand and Gravel.  In total, more than two-thirds of these incremental production costs were directly related to planned maintenance outages and an intentional reduction in coal inventory.

We did not expect the planned maintenance outages in the third quarter to negatively impact our costs to the extent they did.  The outage in Alloy, West Virginia was on the Company’s largest furnace.  It was taken down in December 2012 for a major overhaul that was more extensive and took longer to complete and re-start than planned.  The maintenance outage in Argentina and the installation of additional capacity at our quartz mine in Alabama took longer and were more costly than expected.  We have undertaken an analysis of the entire outage process including engineering and execution to ensure that we do not encounter the unplanned downtime to this extent in the future.  With outages, come lost production, maintenance expense and under absorbed fixed costs.

Globe took $50,439,000 of impairment charges in the quarter ended March 31, 2013 to write-down the value of several international and non-core operations as follows: 1) $16,935,000 to write-off Nigerian exploratory mining licenses which, based on local instability and security risks, no longer support a viable business opportunity; 2) $20,374,000 to write-down equipment and inventory originally acquired to manufacture solar grade silicon using a production technology which is no longer commercially viable; 3) $7,130,000 to write-down goodwill related to Globe’s electrode factory in China which is operating at less than full capacity; and, 4) $6,000,000 to write-down goodwill related to Globe’s business in Argentina which is experiencing declining earnings primarily due to reduced steel production in Europe.

Loss before benefit for income taxes totaled $45,936,000 in the quarter ended March 31, 2013. During the quarter ended March 31, 2013, the impairment charges reduced pre-tax income by $50,439,000, the re-measurement of our liability-classified stock option awards reduced pre-tax income by $534,000, a gain on the re-measurement of an equity investment added $170,000 to pre-tax income, transaction and due diligence expenses negatively impacted pre-tax income by $312,000 and the receipt of business interruption insurance proceeds added $4,594,000 to pre-tax income. This compares to income before provision for income taxes in the quarter ended March 31, 2012 of $18,238,000, which included pre-tax transaction and due diligence costs of $1,047,000.

Outlook

  Customer demand in the United States is good, in particular with the major silicones and aluminum producers reporting good volume, but Europe remains weak.  This has resulted in modest supply and demand imbalances.  We believe the stage is being set for more robust times generally but we cannot predict timing.  We have entered into contracts to sell approximately 80% of our silicon metal capacity for calendar 2013.  More than half of those contracts are index-based containing monthly or quarterly adjustments tied to those indices.  Indications are that the silicon metal indices may rise in calendar 2013, but they are presently approximately $0.20 per pound lower than the beginning of calendar 2012.  As our average selling price for the third quarter indicated, the current average price of our total book of fixed-priced contracts and index-based contracts is higher than the current spot index.  The actual price we realize on silicon metal sales during calendar 2013 will vary based on movements in spot prices and the indices.

We expect that the planned maintenance outages that were taken in the third quarter will translate into more efficient operations in the future, which will start to be realized in the fourth quarter and more fully realized in future quarters.  To improve overall costs, we continue to look at all areas of the Company and will take strong measures, such as the lockout at the Becancour, Quebec plant taken to address high labor costs and to significantly improve the cost structure in order to make that plant competitive with the cost structures of our other plants.

We anticipate taking one major and two minor planned maintenance outages in the fourth quarter and have not finalized our plan for fiscal 2014.

Overall, we expect earnings in the fourth quarter to increase modestly from the third quarter, excluding the impairment and other items mentioned above, despite the impact of the work stoppage in Becancour, Quebec.

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

Results of Operations

GSM Three months ended March 31, 2013 vs. 2012

Consolidated Operations:

	Three Months Ended
	March 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$195,845	173,437	22,408	12.9%
Cost of goods sold	181,238	139,408	41,830	30.0%
Selling, general and administrative expenses	13,330	13,979	(649)	(4.6%)
Research and development	—	100	(100)	NA
Business interruption insurance recovery	(4,594)	—	(4,594)	NA
Goodwill impairment	13,130	—	13,130	NA
Impairment of long-lived assets	35,387	—	35,387	NA
Operating (loss) income	(42,646)	19,950	(62,596)	(313.8%)
Gain on remeasurement of equity investment	170	—	170	NA
Interest expense, net	(1,595)	(1,569)	(26)	1.7%
Other loss	(1,865)	(143)	(1,722)	1,204.2%
(Loss) income before (benefit from) provision for income taxes	(45,936)	18,238	(64,174)	(351.9%)
(Benefit from) provision for income taxes	(5,941)	5,972	(11,913)	(199.5%)
Net (loss) income	(39,995)	12,266	(52,261)	(426.1%)
Income attributable to noncontrolling interest, net of tax	(140)	(653)	513	(78.6%)
Net (loss) income attributable to Globe Specialty Metals, Inc.	$(40,135)	11,613	(51,748)	(445.6%)

Net Sales:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$112,602	40,310	$2,793	$87,653	30,210	$2,901
Silicon-based alloys	60,164	29,072	2,069	70,039	30,618	2,287
Silicon metal and silicon-based alloys	172,766	69,382	2,490	157,692	60,828	2,592
Silica fume and other	23,079			15,745
Total net sales	$195,845			$173,437

Net sales increased $22,408,000 or 13% from the prior year to $195,845,000 primarily as a result of a 14% increase in metric tons sold, offset by a 4% decrease in average selling prices.  The increase in sales volume was driven by a 33% increase in silicon metal tons sold, offset by a 5% decrease in silicon-based alloys tons sold, resulting in an increase of $25,767,000.  The increase in silicon metal volume was entirely due to the acquisition of Quebec Silicon on June 13, 2012 which contributed 10,250 tons during the third quarter of fiscal 2013.  The decrease in silicon-based alloys was primarily due to the planned major maintenance at our Argentine facility in the third quarter of fiscal 2013.

The average selling price of silicon metal decreased 4% and the average selling price of silicon-based alloys decreased 10% in the third quarter of fiscal year 2013 as compared to the third quarter of fiscal year 2012.  The decrease in silicon metal pricing was due to lower pricing on calendar 2013 contracts, including lower pricing on index-based contracts, and the effect of selling 49% of the silicon metal volume from the Becancour, Quebec joint venture at cost plus a modest margin.  The decrease in silicon-based alloys pricing was due to weaker pricing in the marketplace driven by end-user demand, particularly in Europe and a mix shift to lower price ferrosilicon products.

Other revenue increased $7,334,000 due to an increase in third party coal sales from Alden Resources, the acquisition of Quebec Silicon and the step acquisition of a 50% interest in an existing equity investment.

Cost of Goods Sold:

The $41,830,000 or 30% increase in cost of goods sold was a result of a 14% increase in metric tons sold and 13% increase in cost per ton sold.  The increase in cost per ton sold is primarily due to the impact of the planned major maintenance performed on several of our furnaces during the third quarter of fiscal 2013, including a 60 day outage on our largest furnace at our Alloy, West Virginia facility, a 31 day outage on a furnace at our Niagara Falls, New York facility, a 10 day outage on our only furnace at our Bridgeport, Alabama facility and a 30 day outage on one of our two furnaces at our Argentine facility.  Additionally, the acquisition of Quebec Silicon, which increased the mix of silicon metal sales which has higher production costs than silicon-based alloys also increased our cost per ton sold.  Furthermore, a write-down of $1,922,000 due to expected lower net realizable values for certain Solsil inventories resulted in higher cost of goods sold.

Gross margin represented approximately 7% of net sales in the third quarter of fiscal year 2013 and decreased from 20% of net sales in the third quarter of fiscal year 2012.  This decrease was primarily as a result of a higher cost per ton sold, lower silicon metal and silicon-based alloy selling prices, and the write-down of inventories.

Selling, General and Administrative Expenses:

The decrease in selling, general and administrative expenses of $649,000 or 5% was primarily due to a reduction in variable-based compensation of $1,932,000 and reduction of due diligence and transaction related costs of $735,000.  This was partially offset by an increase in stock based compensation expense of approximately $390,000 from the remeasurement of outstanding liability classified option awards and vesting of awards in the third quarter of fiscal 2013. In addition, the acquisition of Quebec Silicon increased expenses by $782,000 in the third quarter of fiscal year 2013.

Business Interruption Insurance Recovery:

In the third quarter of fiscal year 2013, we recognized business interruption proceeds of $4,594,000, of which $4,046,000 was related to the fire at our Bridgeport, Alabama facility in the second quarter of fiscal year 2012.

Goodwill Impairment

Impairment of goodwill recognized in the third quarter of fiscal year 2013 was approximately $13,130,000.

During the quarter ended March 31, 2013, we recognized an impairment charge to write-off goodwill associated with our electrode business in China (Yonvey) as a result of delays in our ability to develop a new production method that caused us to revise our expected future cash flows. In estimating the fair value of Yonvey, we considered cash flow projections using assumptions about, among other things, overall market conditions and successful cost rationalization initiatives (principally through the development of new production methods that will enable sustainable quality and pricing). We made a downward revision in the forecasted cash flows from our Yonvey reporting unit which resulted in an impairment of the entire goodwill balance of approximately $7,800,000. The impairment charge is recorded within the Other reporting segment. As of March 31, 2013, the carrying value of the property, plant and equipment at Yonvey is expected to be recovered by the undiscounted future cash flows associated with the asset group. Yonvey is currently testing new raw materials for use in new production methods. Deterioration in overall market conditions or our inability to execute our cost rationalization initiatives (through development of new production methods or other means) could have a negative effect on these assumptions, and might result in an impairment of Yonvey’s long lived assets in the future.

During the quarter ended March 31, 2013, in connection with our annual goodwill impairment test, we recognized an impairment charge of $6,000,000 related to the partial impairment of goodwill at our silicon-based alloy business in Argentina (Metales) resulting from sustained sales price declines that caused us to revise our expected future cash flows. The impairment charge is recorded within the Metales reporting segment. Fair value was estimated based on discounted cash flows and market multiples. Estimates under our discounted income based approach involve numerous variables including anticipated sales price and volumes, cost structure, discount rates and long term growth that are subject to change as business conditions change, and therefore could impact fair values in the future. As of March 31, 2013, the fair value of Metales’ reporting unit exceeded the carrying value of the reporting unit by less than 10%. The remaining goodwill is $8,313,000 as of March 31, 2013.

Impairment of long-lived assets:

Impairment of long-lived assets recognized in the third quarter of fiscal year 2013 was approximately $35,387,000.

In recent years, Solsil has been focused on research and development projects and was not producing material for commercial sale. Although we expected to expand operations through the construction of new facilities using new technologies, the falling prices of polysilicon make further research and development pursuits commercially not viable. During the quarter ended March 31, 2013, we recognized an impairment charge of $18,452,000 to write-off equipment related to Solsil as a result of our decision to take these assets out of service which was done, in response to sustained pricing declines that have rendered our production methods uneconomical. The amount of the impairment charge was determined by comparing the estimated fair value (assumed to be zero) of the assets to their carrying amount. The impairment is recorded within the Solsil reporting segment.

In 2011, we acquired exploration licenses related to certain mines located in Nigeria, which granted us the right to explore for, among other things, manganese ore, a raw material used in the production of certain silicon and manganese based alloys. During the quarter ended March 31, 2013, based upon difficulties encountered in gaining secure access to the mines, we determined that exploration of these mines is not feasible and have decided to abandon our plan to conduct exploration activities. Accordingly, we recognized an impairment charge of $16,935,000 (representing the aggregate carrying amount of the licenses) during the quarter ended March 31, 2013. The impairment has been recorded to the Corporate segment.

Gain on Remeasurement of Equity Investment:

In the third quarter of fiscal year 2013, we recorded an adjustment of $170,000 to the gain recognized on the fair value remeasurement on our existing 50% equity investment. This adjustment was as a result of the purchase of the remaining 50% interest in an existing equity investment during the second quarter of fiscal year 2013.

Net Interest Expense:

Net interest expense increased by $26,000 primarily due higher average debt outstanding following the acquisition of Quebec Silicon on June 13, 2012 offset by the refinancing to the multi-currency revolving credit facility at a lower interest rate.

Other loss:

Other loss increased by $1,722,000 primarily due to the revaluation of a U.S. dollar loan at a foreign subsidiary, the devaluation of the Argentine peso and the mark-to-market of foreign exchange forward contracts.

(Benefit from) Provision for Income Taxes:

(Benefit from) income taxes as a percentage of pre-tax income was approximately 13% or ($5,941,000) in the third quarter of fiscal year 2013 and was approximately 33% or $5,972,000 in the third quarter of fiscal year 2012.  The decrease in the effective tax rate was mainly attributable to the fact that no tax benefit was recorded for goodwill and certain long-lived asset impairments recognized in the third quarter of fiscal year 2013. The impairments occurred in jurisdictions that do not allow tax deductions for such items, or in jurisdictions in which it is more likely than not that the tax benefit will not be utilized with future taxable income.

Segment Operations

GMI

	Three Months Ended
	March 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$185,712	156,745	28,967	18.5%
Cost of goods sold	168,495	126,541	41,954	33.2%
Selling, general and administrative expenses	9,176	7,722	1,454	18.8%
Business interruption insurance recovery	(4,594)	—	(4,594)	NA
Operating income	$12,635	22,482	(9,847)	(43.8%)

Net sales increased by $28,967,000 or 19% from the prior year to $185,712,000.  The increase was primarily attributable to a 20% increase in tons sold, offset by a 4% decrease in average selling prices.  Silicon metal volume increased 33% primarily due to the acquisition of Quebec Silicon on June 13, 2012 which contributed 10,250 tons during the third quarter of fiscal 2013.  Silicon-based alloys volume increased 4% primarily due to demand from the steel and automotive industries. Silicon metal pricing decreased 4% primarily due to lower pricing on calendar 2013 contracts, including lower pricing on index-based contracts, and the effect of selling 49% of the silicon metal volume from the Becancour, Quebec joint venture at cost plus a modest margin.  Silicon-based alloys pricing decreased 10% due to weaker pricing and a mix shift to lower price ferrosilicon products.

Operating income decreased by $9,847,000 from the prior year to $12,635,000.  The decrease was primarily due to an increase in cost per ton sold and decrease in average selling prices, offset by increase in tons sold and the business interruption insurance recovery.  Cost of goods sold increase by 33% while sales volume increased by 20%.  The increase in cost per ton sold is primarily due to the impact of the planned major maintenance performed on several of our furnaces during the third quarter of fiscal 2013, including a 60 day outage on our largest furnace in Alloy, West Virginia, a 31 day outage on a furnace at our Niagara Falls, New York facility and a 10 day outage at our only furnace at our Bridgeport, Alabama facility.  Additionally, the acquisition of Quebec Silicon, which increased the mix of silicon metal sales which have higher production costs than silicon-based alloys also increased our cost per ton sold.  The increase in selling, general and administrative expenses is mainly attributable to an increase of $782,000 from the acquisition of Quebec Silicon and an increase in allowance for doubtful accounts in the third quarter of fiscal 2013.

Globe Metales

	Three Months Ended
	March 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$10,005	15,035	(5,030)	(33.5%)
Cost of goods sold	9,440	11,621	(2,181)	(18.8%)
Selling, general and administrative expenses	426	990	(564)	(57.0%)
Goodwill impairment	6,000	—	6,000	NA
Operating (loss) income	$(5,861)	2,424	(8,285)	(341.8%)

Net sales decreased $5,030,000 or 34% from the prior year to $10,005,000.  This decrease was primarily due to a 34% decrease volume and a 2% decrease in average selling price.  Volume declined due to a 30 day planned major maintenance in the third quarter of fiscal year 2013 and weak demand from Europe.  Overall pricing decreased primarily due to weaker demand from the steel market and continued weakness in Europe.

(Loss) income from operations decreased by $8,285,000, from operating income of $2,424,000 in the prior year to operating losses of ($5,861,000).  The decrease was primarily due to the recognition of goodwill impairment of $6,000,000 during the third quarter of fiscal year 2013.  This was further impacted by a higher cost per ton sold, lower volume and lower average selling prices.   Cost of goods sold decreased by 19% while volume decreased by 34%.  The increase in cost per ton sold was primarily due to the effects of the 30 day planned major maintenance outage.

Solsil

	Three Months Ended
	March 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Cost of goods sold	$2,046	125	1,921	1,536.8%
Selling, general and administrative expenses	54	55	(1)	(1.8%)
Research and development	—	100	(100)	NA
Impairment of long-lived assets	18,452	—	18,452	NA
Operating loss	$(20,552)	(280)	(20,272)	(7,240.0%)

Net sales remained constant from the prior year at $0.  This was attributable to Solsil suspending commercial production during fiscal year 2010 as a result of a significant decline the price of polysilicon and the decline in demand for upgrades metallurgical silicon.  We are concentrating our efforts on research and development activities focused on reducing the cost of production.

Operating loss increased by $20,272,000 from the prior year to ($20,552,000) mainly attributable to impairment charge recognized to write-off equipment as a result of our decision to indefinitely take these assets out of service in response to sustained pricing declines that have rendered its production methods uneconomical.

Corporate

	Three Months Ended
	March 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$3,289	4,755	(1,466)	(30.8%)
Impairment of long-lived assets	16,935	—	16,935	NA
Operating loss	$(20,224)	(4,755)	(15,469)	(325.3%)

Operating loss increased by $15,469,000 from the prior year to ($20,224,000).  Selling, general and administrative expenses decreased by $1,466,000 primarily due to a reduction in variable-based compensation of $1,932,000 and a reduction of due diligence and transaction related costs of $735,000, offset by an increase in stock based compensation of $390,000 and an increase in legal and professional fees.

Impairment of long-lived assets recognized in the third quarter of fiscal year 2013 was $16,935,000. In December 2010, we acquired exploration licenses related to certain mines located in Nigeria, which granted us the right to explore for, among other things, manganese ore, a raw material used in the production of certain silicon and manganese based alloys. During the third quarter of fiscal year 2013, based upon difficulties encountered in gaining secure access to the mines, we determined that exploration of these mines is not feasible and have decided to abandon our plan to conduct exploration activities at these mines. Accordingly, we recognized an impairment charge of approximately $16,935,000 (representing the aggregate cost basis of the licenses).

GSM Nine months ended March 31, 2013 vs. 2012

Consolidated Operations:

	Nine Months Ended
	March 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$576,493	513,846	62,647	12.2%
Cost of goods sold	498,209	396,506	101,703	25.6%
Selling, general and administrative expenses	60,103	43,096	17,007	39.5%
Research and development	—	103	(103)	NA
Business interruption insurance recovery	(4,594)	(450)	(4,144)	920.9%
Goodwill impairment	13,130	—	13,130	NA
Impairment of long-lived assets	35,387	—	35,387	NA
Gain on sale of business	—	(54)	54	NA
Operating (loss) income	(25,742)	74,645	(100,387)	(134.5%)
Gain on remeasurement of equity investment	1,877	—	1,877	NA
Interest expense, net	(4,549)	(4,400)	(149)	3.4%
Other (loss) income	(2,850)	1,233	(4,083)	(331.1%)
(Loss) income before (benefit from) provision for income taxes	(31,264)	71,478	(102,742)	(143.7%)
(Benefit from) provision for income taxes	(1,837)	23,530	(25,367)	(107.8%)
Net (loss) income	(29,427)	47,948	(77,375)	(161.4%)
Income attributable to noncontrolling interest, net of tax	(1,345)	(2,198)	853	(38.8%)
Net (loss) income attributable to Globe Specialty Metals, Inc.	$(30,772)	45,750	(76,522)	(167.3%)

Net Sales:

	Nine Months Ended March 31, 2013			Nine Months Ended March 31, 2012
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$328,098	116,070	$2,827	$263,103	84,291	$3,121
Silicon-based alloys	184,760	85,314	2,166	198,862	82,128	2,421
Silicon metal and silicon-based alloys	512,858	201,384	2,547	461,965	166,419	2,776
Silica fume and other	63,635			51,881
Total net sales	$576,493			$513,846

Net sales increased $62,647,000 or 12% from the prior year to $576,493,000 primarily as a result of a 21% increase in metric tons sold, offset by an 8% decrease in average selling prices.  The increase in sales volume was driven by a 38% increase in silicon metal tons sold and a 4% increase in silicon-based alloys tons sold, resulting in an increase of $106,908,000.  The increase in silicon metal volume was due to the acquisition of Quebec Silicon on June 13, 2012 which contributed 29,357 tons during the nine months of fiscal 2013 and an increase due to the timing of shipments from our Alloy, West Virginia joint venture.  The increase in silicon-based alloys was primarily due to increased demand from the steel and automotive industries in North America.

The average selling price of silicon metal decreased by 9%, and the average selling price of silicon-based alloys decreased by 11% in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2013.  The decrease in silicon metal pricing was due to lower pricing on calendar 2012 and 2013 contracts, including lower pricing on index-based contracts, and the effect of selling 49% of the silicon volume from the Becancour, Quebec plant joint venture at cost plus a modest margin.  The decrease in silicon-based alloys pricing was due to weaker pricing in the marketplace driven by end-user demand, particularly in Europe and a mix shift to lower price ferrosilicon products.

Other revenue increased $11,754,000 due to an increase in third party coal sales from Alden Resources, the acquisition of Quebec Silicon and the step acquisition of a 50% interest in an existing equity investment.

Cost of Goods Sold:

The $101,703,000 or 26% increase in cost of goods sold was a result of a 21% increase in metric tons sold and a 3% increase in cost per ton sold.  The increase in cost per ton sold is primarily due to the impact of the planned major maintenance performed on several of our furnaces during the first nine months of fiscal year 2013, including a 60 day outage on our largest furnace in Alloy, West Virginia, a 31 outage on a furnace at our Niagara Falls, New York facility, a 10 day outage at our only furnace at our Bridgeport, Alabama facility, and a 30 day outage on one of our two furnaces at our Argentine facility.  Additionally, the acquisition of Quebec Silicon, which increased the mix of silicon metal sales which has higher production costs than silicon-based alloys also increased our cost per ton sold.  Furthermore, a write-down of $1,922,000 due to expected lower net realizable values for certain Solsil inventories resulted in higher cost of goods sold. These increases were partially offset by costs associated with the fire at our Bridgeport, Alabama ferrosilicon facility and planned major maintenance on six of our domestic furnaces in the first nine months of fiscal 2012.

Gross margin represented approximately 14% of net sales in the first nine months of fiscal year 2013 and decreased from 23% of net sales in the first nine months of fiscal year 2012.  This decrease was a result of lower silicon metal and silicon-based alloy selling prices, higher cost per ton sold and the write-down of inventories.

Selling, General and Administrative Expenses:

The increase in selling, general and administrative expenses of $17,007,000 or 40% was primarily due to an increase in stock based compensation expense of approximately $21,068,000 of which $18,983,000 represents the remeasurement of compensation cost resulting from the remeasurement and vesting of outstanding liability classified option awards.  In addition, the acquisition of Quebec Silicon increased expenses of $1,871,000 in the first nine months of fiscal year 2013. This was offset by a reduction in variable-based compensation of $4,219,000 and a reduction of due diligence and transaction related costs of $1,275,000.

Business Interruption Insurance Recovery:

In the first nine months of fiscal year 2013, we recognized business interruption proceeds of $4,594,000, of which $4,046,000 was related to the fire at our Bridgeport, Alabama facility.  In the first nine months of fiscal year 2012, we recognized business interruption proceeds of $450,000.

Goodwill Impairment

Impairment of goodwill recognized in the first nine months of fiscal year 2013 was approximately $13,130,000.

During the quarter ended March 31, 2013, we recognized an impairment charge to write-off goodwill associated with our electrode business in China (Yonvey) as a result of delays in our ability to develop a new production method that caused us to revise our expected future cash flows. In estimating the fair value of Yonvey, we considered cash flow projections using assumptions about, among other things, overall market conditions and successful cost rationalization initiatives (principally through the development of new production methods that will enable sustainable quality and pricing). We made a downward revision in the forecasted cash flows from our Yonvey reporting unit which resulted in an impairment of the entire goodwill balance of approximately $7,800,000. The impairment charge is recorded within the Other reporting segment. As of March 31, 2013, the carrying value of the property, plant and equipment at Yonvey is expected to be recovered by the undiscounted future cash flows associated with the asset group. Yonvey is currently testing new raw materials for use in new production methods. Deterioration in overall market conditions or our inability to execute our cost rationalization initiatives (through development of new production methods or other means) could have a negative effect on these assumptions, and might result in an impairment of Yonvey’s long lived assets in the future.

During the quarter ended March 31, 2013, in connection with our annual goodwill impairment testing, we recognized an impairment charge of $6,000,000 related to the partial impairment of goodwill at our silicon-based alloy business in Argentina (Metales) resulting from sustained sales price declines that caused us to revise our expected future cash flows. The impairment charge is recorded within the Metales reporting segment. Fair value was estimated based on discounted cash flows and market multiples. Estimates under our discounted income based approach involve numerous variables including anticipated sales price and volumes, cost structure, discount rates and long term growth that are subject to change as business conditions change, and therefore could impact fair values in the future. As of March 31, 2013, the fair value of Metales’ reporting unit exceeded the carrying value of the reporting unit by less than 10%. The remaining goodwill is $8,313,000 as of March 31, 2013.

Impairment of long-lived assets:

Impairment of long-lived assets recognized in the first nine months of fiscal year 2013 was approximately $35,387,000.

In recent years, Solsil has been focused on research and development projects and was not producing material for commercial sale. Although we expected to expand operations through the construction of new facilities using new technologies, the falling prices of polysilicon make further research and development pursuits commercially not viable. During the quarter ended March 31, 2013, we recognized an impairment charge of $18,452,000 to write-off equipment related to Solsil as a result of our decision to take these assets out of service which was done, in response to sustained pricing declines that have rendered our production methods uneconomical. The amount of the impairment charge was determined by comparing the estimated fair value of the assets (assumed to be zero) to their carrying amount. The impairment is recorded within the Solsil reporting segment.

In 2011, we acquired exploration licenses related to certain mines located in Nigeria, which granted us the right to explore for, among other things, manganese ore, a raw material used in the production of certain silicon and manganese based alloys. During the quarter ended March 31, 2013, based upon difficulties encountered in gaining secure access to the mines, we determined that exploration of these mines is not feasible and have decided to abandon our plan to conduct exploration activities. Accordingly, we recognized an impairment charge of $16,935,000 (representing the aggregate carrying amount of the licenses) during the quarter ended March 31, 2013. The impairment has been recorded to the Corporate segment.

Gain on Sale of Business:

The gain on sale of business for the first nine months of fiscal year 2012 was the result of a subsequent settlement associated with the sale of our Brazilian manufacturing operations on November 5, 2009.

Gain on Remeasurement of Equity Investment:

In the first nine months of fiscal year 2013, we purchased the remaining 50% interest in an existing equity investment. We recognized a gain on the fair value remeasurement on our existing 50% equity investment.

Net Interest Expense:

Net interest expense increased by $149,000 primarily due to higher average debt outstanding following the acquisition of Quebec Silicon on June 13, 2012, offset by the refinancing to the multi-currency revolving credit facility at a lower interest rate.

Other (loss) income:

Other loss increased by $4,083,000, from income of $1,233,000 to a loss of ($2,850,000), primarily due to the revaluation of a U.S. dollar loan at a foreign subsidiary, the devaluation of the Argentine peso and the mark-to-market of foreign exchange forward contracts, offset by the foreign exchange gains from the revaluation of long-term Brazilian reais denominated liabilities in the prior year.

(Benefit from) Provision for Income Taxes:

Benefit from income taxes as a percentage of pre-tax income was approximately 6% or ($1,837,000) in the first nine months of fiscal year 2013 and provision for income taxes was approximately 33% or $23,530,000 in the first nine months of fiscal year 2012.  The decrease in the effective tax rate was mainly attributable to the fact that no tax benefit was recorded for goodwill and certain long-lived asset impairments recognized in the first nine months of fiscal year 2013. The impairments occurred in jurisdictions that do not allow tax deductions for such items, or in jurisdictions in which it is more likely than not that the tax benefit will not be utilized with future taxable income.

Segment Operations

GMI

	Nine Months Ended
	March 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$535,249	458,212	77,037	16.8%
Cost of goods sold	456,899	358,689	98,210	27.4%
Selling, general and administrative expenses	23,880	20,782	3,098	14.9%
Business interruption insurance recovery	(4,594)	(450)	(4,144)	920.9%
Operating income	$59,064	79,191	(20,127)	(25.4%)

Net sales increased by $77,037,000 or 17% from the prior year to $535,249,000.  The increase was primarily attributable to a 25% increase in tons sold, offset by a 7% decrease in average selling prices.  Silicon metal volume increased 38% primarily due to the acquisition of Quebec Silicon on June 13, 2012 which contributed 29,357 tons during the first nine months of fiscal 2013 and an increase due to the timing of shipments from our Alloy, West Virginia joint venture.  Silicon-based alloys volume increased 8% primarily due to increased demand from the steel and automotive industries. Silicon metal pricing decreased by 9% primarily due to lower pricing on calendar 2012 and 2013 contracts, including lower pricing on index-based contracts, and the effect of selling 49% of the silicon metal volume from the Becancour, Quebec joint venture at cost plus a modest margin.  Silicon-based alloys pricing decreased 8% due to a reduction in both ferrosilicon and magnesium ferrosilicon pricing driven by pricing pressure from imports.

Operating income decreased by $20,127,000 from the prior year to $59,064,000.  This decrease was primarily due to lower average selling prices for silicon metal and silicon-based alloys offset by an increase in volume.  Cost of goods sold increased by 27% while shipments increased by 25%.  The increase in cost per ton sold is primarily due to the acquisition of Quebec Silicon, which increased the mix of silicon metal sales, a product with higher cost of production, partially offset by the impact of the fire at our Bridgeport facility during the first nine months of fiscal year 2012.  Additionally, selling, general and administrative expenses increased by $3,098,000 as a result of the acquisition of Quebec Silicon and an increase in allowance for doubtful accounts in the first nine months of fiscal year 2013.

Globe Metales

	Nine Months Ended
	March 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$37,843	48,201	(10,358)	(21.5%)
Cost of goods sold	32,996	36,374	(3,378)	(9.3%)
Selling, general and administrative expenses	2,011	2,982	(971)	(32.6%)
Goodwill impairment	6,000	—	6,000	NA
Operating (loss) income	$(3,164)	8,845	(12,009)	(135.8%)

Net sales decreased $10,358,000 or 22% from the prior year to $37,843,000.  This decrease was primarily due to a 13% decrease in volume and a 11% decrease in average selling price.  Volume declined due to a 30 day planned major maintenance in the first nine months of fiscal year 2013 and weak demand from Europe.  Overall pricing decreased due to weaker demand from the steel market, continued weakness in Europe and a mix shift from calcium silicon to ferrosilicon, a lower margin product.

(Loss) income from operations decreased by $12,009,000, from operating income of $8,845,000 in the prior year to operating losses of ($3,164,000).  The decrease was primarily due to the recognition of goodwill impairment of $6,000,000 during the third quarter of fiscal year 2013.  This was further impacted by lower average selling prices and decreased volume.  Cost of goods sold decreased by 9% while shipments decreased by 13% due to a mix shift to ferrosilicon with lower margin.  This was further impacted by the write-off of $6,000,000 in goodwill impairment recorded during the third quarter of fiscal year 2013.

Solsil

	Nine Months Ended
	March 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Cost of goods sold	$2,382	402	1,980	492.5%
Selling, general and administrative expenses	153	281	(128)	(45.6%)
Research and development	—	103	(103)	NA
Impairment of long-lived assets	18,452	—	18,452	NA
Operating loss	$(20,987)	(786)	(20,201)	(2,570.1%)

Net sales remained constant from the prior year at $0.  This was attributable to Solsil suspending commercial production during the fiscal year 2010 as a result of a significant decline the price of polysilicon and the decline in demand for upgrades metallurgical silicon.  We are concentrating our efforts on research and development activities focused on reducing the cost of production.

Operating loss increased by $20,201,000 from the prior year to ($20,987,000) mainly attributable to impairment charge recognized to write-off equipment as a result of our decision to indefinitely take these assets out of service in response to sustained pricing declines that have rendered its production methods uneconomical.

Corporate

	Nine Months Ended
	March 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$33,025	17,293	15,732	91.0%
Gain on sale of business	—	(54)	54	NA
Impairment of long-lived assets	16,935	—	16,935	NA
Operating loss	$(49,960)	(17,239)	(32,721)	(189.8%)

Operating loss increased by $32,721,000 from the prior year to ($49,960,000).  Selling, general and administrative expenses increased by $15,732,000 year over year primarily due to an increase in stock based compensation of approximately $21,068,000 of which $18,983,000 represents the remeasurement of liability classified option awards. This was offset by a reduction in variable-based compensation of $4,219,000 and a reduction of due diligence and transaction related costs of $1,275,000.

Impairment of long-lived assets recognized in the first nine months of fiscal year 2013 was $16,935,000. In December 2010, we acquired exploration licenses related to certain mines located in Nigeria, which granted us the right to explore for, among other things, manganese ore, a raw material used in the production of certain silicon and manganese based alloys. During the first nine months of fiscal year 2013, based upon difficulties encountered in gaining secure access to the mines, we determined that exploration of these mines is not feasible and have decided to abandon our plan to conduct exploration activities at these mines. Accordingly, we recognized an impairment charge of approximately $16,935,000 (representing the aggregate cost basis of the licenses).

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balance, cash flows from operations, and unused commitments under our existing credit facilities. At March 31, 2013, our cash and cash equivalents balance was approximately $161,001,000, and we had $183,514,000 available for borrowing under our existing financing arrangements. We generated cash flows from operations totaling $39,757,000 during the nine months period ended March 31, 2013.

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

We have been advised that the debt capital markets are strong and we are considering pursing a private bond offering to refinance our revolving credit facility and provide funds for general corporate purposes, including acquisitions. Any such offering would be subject to market and other conditions.

Cash Flows

The following table is a summary of consolidated cash flows:

	Nine Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$178,010	166,208
Cash flows provided by operating activities	39,757	47,671
Cash flows used in investing activities	(40,825)	(111,519)
Cash flows (used in) provided by financing activities	(14,419)	38,348
Effect of exchange rate changes on cash	(1,522)	(53)
Cash and cash equivalents at end of period	$161,001	140,655

Operating Activities:

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions.

Net cash provided by operating activities was $39,757,000 and $47,671,000 during the first nine months of fiscal years 2013 and 2012, respectively. Excluding the impact of the goodwill and long-lived assets impairment charges, the gain on remeasurement of equity investment and gain on sale of business, the $7,914,000 decrease in net cash provided by operating activities was due to lower operating results partially offset by a decrease in working capital.

Investing Activities:

Net cash used in investing activities was approximately $40,825,000 and $111,519,000 during the first nine months of fiscal years 2013 and 2012, respectively. The $70,694,000 decrease was due to the acquisition of Alden Resources, LLC in the first nine months of fiscal 2012 which resulted in the use of approximately $73,194,000 in cash offset by the acquisition of the remaining 50% interest in an existing equity investment.

Financing Activities:

Net cash (used in) provided by financing activities was approximately ($14,419,000) and $38,348,000 during the first nine months of fiscal years 2013 and 2012, respectively.  Net borrowings of approximately $9,988,000 of long-term and short-term debt occurred during the first nine months of fiscal year 2013, as compared to net borrowings of $55,309,000 in the first nine months of fiscal 2012.  The net borrowings during the first nine months of fiscal year 2012 included $55,000,000 for the acquisition of Alden Resources, LLC.  Dividend payments of $23,500,000 and $15,007,000 were paid to our common stockholders during the first nine months of fiscal year 2013 and 2012, respectively. Proceeds from stock option exercises contributed $1,000,000 and $195,000 during the first nine months of fiscal year 2013 and 2012, respectively.

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

At March 31, 2013 and June 30, 2012, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

Recently Implemented Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) amended its accounting guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of the guidance were effective as of the beginning of the Company’s 2013 fiscal year. Accordingly, we have presented the components of net income and other comprehensive income for the three and nine months ended March 31, 2013 and 2012 as two separate but consecutive statements. In February 2013, the FASB issued guidance that would require an entity to provide enhanced footnote disclosures to explain the effect of reclassification adjustments on other comprehensive income by component and provide tabular disclosure in the footnotes showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. This guidance becomes effective prospectively for the Company’s fiscal 2014 first quarter, with early adoption permitted.  The Company will apply this new guidance when it becomes effective, and the adoption of this guidance is not expected to have a significant impact on its consolidated financial statements.

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

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)) as of March 31, 2013. Based upon that evaluation, our Principal Executive Officers and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

In the first nine months of fiscal year 2013, we implemented an SAP enterprise resource planning software system at our U.S. subsidiaries. SAP replaced our accounting and other systems that were used to record and report our financial results and associated disclosures. In conjunction with the SAP implementation, we modified the design, operation and documentation of our internal controls over financial reporting. Certain deficiencies during the implementation have been noted and the Company will continue to monitor and test these systems as part of management’s annual evaluation of internal control over financial reporting.

Additionally, as previously announced, our Chief Financial Officer will depart the Company by the later of August 31, 2013, or the date that the Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2013 is filed with the Securities and Exchange Commission.

Other than the matters mentioned above, there have been no changes in our internal control over financial reporting that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) notes to these condensed consolidated financial statements. *

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

             May 9, 2013