Form 10-K
period 2013-06-30
GLOBE SPECIALTY METALS INC
filed 2013-08-28
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑      No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☑

As of August 23, 2013, the registrant had 75,311,017 shares of common stock outstanding. As of December 31, 2012 (the last business day of the Registrant's most recently completed second fiscal quarter), the aggregate market value of such shares held by non-affiliates of the Registrant was approximately $890.9 million.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement relating to the 2013 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 - 14 of this Annual Report on Form 10-K as indicated herein.

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

Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, but not limited to:

•	the historic cyclicality of the metals industry and the attendant swings in market price and demand;

•	increases in energy costs and the effect on our cost of production;

•	disruptions in the supply of power;

•	availability of raw materials or transportation;

•	cost of raw material inputs and our ability to pass along those costs to customers;

•	costs associated with labor disputes and stoppages;

•	the concentration of our sales to a limited number of customers and the potential loss of a portion of sales to those customers;

•	our ability to generate sufficient cash to service our indebtedness;

•	integration and development of prior and future acquisitions;

•	our ability to effectively implement strategic initiatives and actions taken to increase sales growth;

•	our ability to compete successfully;

•	cost of maintaining adequate levels of insurance;

•	our ability to protect our trade secrets or maintain our trademarks and other intellectual property;

•	the risk of unexpected equipment failures, delays in deliveries or catastrophic loss delays in any of our manufacturing facilities;

•	changes in laws protecting U.S. and Canadian companies from unfair foreign competition or the measures currently in place or expected to be imposed under those laws

•
compliance with, potential liability under, and risks related to environmental, health and safety laws and regulations (and changes in such laws and regulations, including their enforcement or interpretation);

•	risks from our international operation, such as foreign exchange, tariff, tax, inflation, increased costs, political risks and our ability to expand in certain international markets; and

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

Item 1.                 Business

Overview

Globe Specialty Metals, Inc. (GSM, the Company, we, us, or our) is one of the world’s largest and most efficient producers of silicon metal and silicon-based alloys, with approximately 120,000 metric tons (MT) of silicon metal capacity (excluding Dow Corning Corporation’s portion of the capacity of our Alloy, West Virginia and Becancour, Quebec plants) and 120,000 MT of silicon-based alloys capacity. Silicon metal, our principal product, is used as a primary raw material in making silicone compounds, aluminum and polysilicon. Our silicon-based alloys are used as raw materials in making steel, automotive components and ductile iron. We control the supply of most of our raw materials, and we capture, recycle and sell most of the by-products generated in our production processes.

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

Fiscal 2013 was a year of record sales and shipments for us due to our continued track record of acquisitions.  Despite our record sales and shipments, we faced a tougher pricing environment due to weakness in the global economy and aggressive import competition in the U.S. market.  As a result, our average selling prices decreased for both silicon metal and silicon-based alloys.  In May 2013, we exercised our right to lockout the unionized employees at our Becancour, Canada facility.  In August 2013, we closed on a new $300,000,000 revolving credit facility which added significant additional liquidity and financial flexibility.

·
During our third fiscal quarter, we took goodwill and asset impairment charges totaling $50,439,000. We recorded these impairment charges to write-down the value of several international and non-core operations as follows: 1) $16,935,000 to write-off Nigerian exploratory mining licenses which, based on local instability and security risks, no longer support a viable business opportunity; 2) $20,374,000 to write-down equipment and inventory originally acquired to manufacture solar grade silicon using a production technology which is no longer commercially viable; 3) $7,130,000 to write-down goodwill related to Globe’s electrode factory in China which is operating at less than full capacity; and, 4) $6,000,000 to write-down goodwill related to Globe’s business in Argentina which is experiencing declining earnings primarily due to reduced steel production in Europe.

·
On May 3, 2013, we exercised our right to lockout the unionized employees at the Becancour, Canada plant.  At the time of the lockout, the plant shut down two of the three furnaces.  Currently, management representatives of the plant operate the remaining furnace.  The lockout costs the company approximately $700,000 per month in operating income.

·
On August 20, 2013, the Company closed on a new five-year, $300,000,000 revolving credit facility to replace its previous facility.  Key modifications relative to the new agreement include a reduction of the borrowing rate by 25 basis points, simplified covenants including, among others, a maximum total net debt to earnings before income tax, depreciation and amortization ratio and a minimum interest coverage ratio. The new facility also provides expanded flexibility to make strategic capital investments, acquisitions, divestitures and fund returns to shareholders.

Average selling prices decreased 7% from our prior year, with a 7% decrease in silicon metal and a 10% decrease in silicon-based alloys.  Volumes increased 14% year over year, primarily due to the acquisition of Becancour Silicon in June 2012.  Average selling prices declined as our annual 2013 silicon contracts renewed at lower prices than 2012 and 2011 calendar year annual contracts.  Silicon-based alloys prices decreased primarily as a result of aggressive pricing of ferrosilicon imports, primarily from Russia and Venezuela.

Demand for silicon metal is improving based on-end user demand for silicones, which are additives to hundreds of products such as cosmetics, textiles, paints and coatings, and  growing demand for polysilicon, which is used to produce photovoltaic (solar) cells and semiconductors.  Demand for silicon-based alloys is largely driven by the end user requirements of steel producers and iron foundries.

Business segments

GMI

GMI currently operates six principal production facilities in the United States located in Beverly, Ohio, Alloy, West Virginia, Selma, Alabama, Niagara Falls, New York and Bridgeport, Alabama and one production facility in Canada located in Becancour, Quebec. GMI also operates coal mines and coal preparation plants in Kentucky and open-pit quartzite mines in Alabama.

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

Other

Ningxia Yonvey Coal Industrial Co., Ltd. (Yonvey).   Yonvey produces carbon electrodes, an important input in our production process, at a production facility in Shizuishan in the Ningxia Hui Autonomous Region of China. We currently consume internally all of Yonvey’s output of electrodes. We hold a 98% ownership interest in Yonvey.

Ultracore Polska Sp.z.o.o (UCP).   UCP produces cored-wire silicon-based alloy products. The fabrication facility is located in Police in northern Poland.

See our June 30, 2013 consolidated financial statements for financial information with respect to our segments.

Products and Operations

The following chart shows the location of our primary facilities, the products produced at each facility and each facility’s production capacity.

## NORTH AMERICA

**1 New York, NY**
Headquarters

**2 Alden Resources Corbin, KY**
Specialty Grade Coal & Preparation plant

**3 Alloy, WV**
Silicon metal / 68,000 tons - JV
Globe 51% or 34,700 tons
Dow Corning 49% or 33,300 tons

**4 Aurora, IN**
Fluorspar

**5 Becancour, Canada**
Silicon metal / 47,000 tons – JV
Globe 51% or 24,000
Dow Corning 49% or 23,000

**6 Beverly, OH**
Silicon metal / 13,000 tons
Silicon-based alloys / 52,000 tons

**7 Bridgeport, AL**
Silicon-based alloys / 42,000 tons

**8 Niagara Falls, NY**
Silicon metal / 27,000 tons

**9 Selma, AL**
Silicon metal / 25,000 tons

## REST OF THE WORLD

**10 Mendoza, Argentina**
Silicon-based alloys / 26,000 tons

**11 Ningxia Hui, China ("Yonvey")**
Carbon electrodes / 10,000 tons

**12 Police, Poland**
Cored wire / 8 million meters

**13 San Luis, Argentina**
Cored wire / 24 million meters

PRODUCT
Silicon Metal
Silicon Alloys
Cored Wire
Electrodes
Coal & Prep Plant
Fluorspar
NORTH AMERICA – DETAIL
5
8
1
4
6
3
2
7
9

REST OF THE WORLD
12
11
13
10

Customers and Markets

The following table details our shipments and average selling price per MT over the last eight quarters through June 30, 2013. See note 22 (Operating Segments) to our June 30, 2013 consolidated financial statements for additional information.

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
	2013	2013	2012	2012	2012	2012	2011	2011
	(Unaudited)
Shipments (MT) (a)
Silicon metal	34,299	40,310	35,273	40,487	35,343	30,210	26,647	27,434
Silicon-based alloys	30,452	29,072	26,699	29,543	31,340	30,618	24,659	26,851
Total	64,751	69,382	61,972	70,030	66,683	60,828	51,306	54,285

Average selling price ($/MT) (a)
Silicon metal	$2,754	2,793	2,908	2,789	2,762	2,901	3,208	3,279
Silicon-based alloys	$2,086	2,069	2,152	2,273	2,267	2,287	2,501	2,501
Silicon metal and silicon-based alloys	$2,440	2,490	2,582	2,571	2,530	2,592	2,868	2,894
___________________________________
(a)	Shipments and average selling price exclude coal, silica fume, other by-products and electrodes.

During the year ended June 30, 2013, our customers engaged primarily in the manufacture of silicone chemicals and polysilicon (39% of revenue), foundry alloys (19% of revenue), aluminum (16% of revenue) and steel (13% of revenue). Our customer base is geographically diverse, and includes North America, Europe, Asia and South America, which for the year ended June 30, 2013, represented 84%, 9%, 3% and 3% of our revenue, respectively.

For the year ended June 30, 2013, one customer accounted for more than 10% of revenues: Dow Corning, represented approximately 19% of revenues (approximately 96% of which was a result of the manufacturing joint ventures at our Alloy, West Virginia and Becancour, Quebec plants). Our ten largest customers account for approximately 52% of our net sales. These percentages include sales made under our joint venture agreements to Dow Corning.

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

We market to producers of silicon wafers and solar cells who utilize silicon metal as the core ingredient of their product. These manufacturers employ processes to further purify the silicon metal and then use the material to grow crystals. These crystals are then cut into wafers, which are capable of converting sunlight to electricity. The individual wafers are then soldered together to make solar cells.

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

Our silicon-based alloys are sold to a diverse base of customers worldwide. Silicon-based alloys are typically sold on annual and quarterly contracts or on a spot basis. We have evergreen year-to-year contracts, which often renew on an annual basis, with many of our customers for the purchase of our magnesium-ferrosilicon-based products, while foundry ferrosilicon alloys are typically purchased in smaller quantities for delivery within 30 days. We have long-standing relationships with many of our silicon-based alloy customers who do not enter into long-term contracts with us but consistently rely on us as a primary supplier.

By-Products

We capture, recycle and sell most of the by-products generated in our production processes. The largest volume by-product not recycled into the manufacturing process is silica fume (also known as microsilica). This dust-like material, collected in our air filtration systems, is sold to end users or to companies that process, package and market it for use as a concrete additive, refractory material or oil well conditioner. The other major by-products of our manufacturing processes are “fines,” the fine material resulting from crushing, and dross, which results from the purification process during smelting. The fines and dross that are not recycled into our own production processes are generally sold to customers who utilize these products in other manufacturing processes, including steel production.

Raw Material Supply

We control the supply of most of our raw materials. All of our products require coal or charcoal, quartzite, woodchips and electrodes in their manufacture. The acquisition of Alden Resources in July 2011 provides a stable and long-term supply of low ash metallurgical grade coal supplying a substantial portion of our requirements to our operations in the U.S. and Canada. We have reduced our use of charcoal because of the increased coal supply from Alden Resources. We also obtain low ash metallurgical grade coal from other sources in the U.S. We have mining operations located in Billingsley, Alabama. These mines supply our U.S. operations with a substantial portion of our requirements for quartzite, the principal raw material used in the manufacturing of all of our products. We believe that these mines, together with additional leasing opportunities in the vicinity, should cover our needs well into the future. We also obtain quartzite from other sources in the U.S. The gravel is mined, washed and screened to our specifications by our suppliers. We use charcoal from South American suppliers for our Argentine operations. Woodchips are sourced locally by each plant, and we maintain a wood chipping operation at certain plants in the U.S and Canada, which allows us to either buy logs or chips based on market pricing and availability. Carbon electrodes are supplied by Yonvey and are also purchased from several other suppliers on annual contracts and spot purchases. Most of our metal purchases are made on the spot market or from scrap dealers, with the exception of magnesium, which is purchased under a fixed duration contract for our U.S. business. Our principal iron source for producing ferrosilicon-based alloys has been scrap steel. Magnesium and other additives are obtained from a variety of sources producing or dealing in these products. We also obtain raw materials from a variety of other sources. Rail and truck are our principal transportation methods for gravel and coal. We have rail spurs at all of our plants. Other materials arrive primarily by truck. We require our suppliers, whenever feasible, to use statistical process control procedures in their production processes to conform to our own processes.

We believe that most of our long-term power supply contracts provide us with a cost advantage. Our power supply contracts result in stable, favorably priced, long-term commitments of power at reasonable rates. In West Virginia, we have a contract with Brookfield Energy to provide approximately 45% of our power needs, from a dedicated hydroelectric facility, at a fixed rate through December 2021. The remainder of our power needs in West Virginia, Ohio and Alabama are sourced through contracts that provide tariff rates at historically competitive levels. In connection with the reopening of our Niagara Falls, New York plant, and as an incentive to reopen the plant, we obtained a public-sector package including 40 megawatts of hydropower through 2013, which was subsequently extended to 2020. We have entered into power hedge agreements, the most recent of which ended in June 2013, for approximately 20% of the total power required by our Niagara Falls, New York plant.

Sales and Marketing Activities

Our silicon metal is typically sold through annual contracts. We have entered into annual calendar 2013 contracts for the bulk of our capacity. These agreements are largely fixed priced - with approximately 40% being priced based on an index - with a mix of firm volume commitments and requirements contracts.

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

•
Leading Market Positions.   We hold leading market shares in our primary geography, North America, and in a majority of our products. According to data from CRU, we believe our silicon metal capacity of approximately 120,000 MT annually (excluding Dow Corning’s portion of the capacity of our Alloy, West Virginia and Becancour, Quebec plants), represents approximately 16% of the total merchant Western World capacity, including approximately 58% of total capacity and 100% of merchant capacity in North America. We estimate that we have approximately 20% total Western World capacity for magnesium ferrosilicon, including 50% capacity in North American capacity, and are one of only six suppliers of calcium silicon in the Western World (with estimated 18% of total Western World capacity).

•
Low Cost Producer.   According to CRU’s May 2013 report, we are the lowest cost large silicon metal producer in the Western World. CRU states that the average cost of our four U.S. silicon metal production facilities is approximately 9.1% lower than the Western World weighted average cost. Our low operating costs are primarily a result of our access to attractively priced power, proximity to, and ownership of, raw materials, and our efficient production process and labor.

•
Highly Variable Cost Structure.   We operate with a largely variable cost of production and have the ability to rapidly turn furnaces on and off to react to changes in customer demand.  During the global economic recession in 2008-2009, we were able to quickly idle certain furnaces as demand declined and then quickly re-start them at minimal cost as demand returned.

•
Long-Term Power Contracts.   Electricity is the largest component of our production costs. Electricity accounted for approximately 22% of our total cost of production for the fiscal year 2013. Our power supply contracts result in stable, favorably priced, long-term commitments of power at reasonable rates.

•
Vertically Integrated Business Model. To further enhance our cost position and increase operational and financial stability, we have increased our vertical integration over time through strategic acquisitions of providers of our principal raw materials. We now have captive sources for a majority of our raw material inputs on a cost basis, including each of our three primary inputs: Coal, woodchips and quartz, each in close proximity to our production facilities. Through our acquisition of Alden Resources, we are the only significant North American supplier of specialty low ash metallurgical coal which is used in the production of silicon metal and silicon-based alloys. We believe that the only other available alternatives for low ash metallurgical coal is charcoal, which is more expensive, and Colombian coal, which is less reactive with quartz, not as pure, requires additional handling and is more costly to ship to North American production facilities. We believe our integrated business model and ownership of raw materials provides us with an advantage over our competitors. We have stable, long-term access to critical raw materials for our production processes and do not have to compete with our competitors for supply. We also supply low ash metallurgical coal to our competitors. In addition, we are not reliant on any single supplier for our raw materials providing our business model with stability.

•	Efficient and Environmentally Sensitive By-Product Usage. We utilize or sell most of our manufacturing processes’ by-products, which reduces costs and limits environmental impact.

•
Diverse Customers and End Markets.   Our wide range of customers, products, and end markets, provides significant diversity and stability to our business. Our products are used in a wide range of end products spanning a broad variety of industries, including personal care and healthcare products, aluminum, automobiles, carbon and stainless steel, water pipe, solar, semiconductor, oil and gas, infrastructure and construction. We are also diversified geographically and sell our products to customers in over 30 countries. While our largest customer concentration is in the United States, we also have customers in Europe and South America. Although some of our end markets have similar growth drivers, others are less correlated and offer diversification benefits. We have the flexibility to adapt to current market demands by switching furnaces between silicon-based alloys and silicon metal production with low switching costs. This allows us to capitalize on our diversity and serve markets with the largest growth prospects. We have considerable diversification of customers across our primary end-markets. While our largest end-market is silicones, there is significant diversity within the silicones sector. Silicone chemicals are included in applications across a variety of industries, including healthcare, personal care, paints and coatings, sealants and adhesives, construction, electronics, transportation sectors, sports and fashion. Similarly, within each of our other primary end-markets, we observe considerable diversity in the end-use of our product. We believe that the variety of industries which our product ultimately serves results in revenue stability and insulation from significant changes in demand or product pricing within any particular industry.

•
Experienced, Highly Qualified Management Team.   We have assembled a highly qualified management team with over 50 years of combined experience in the metals industry among our top two executives. Alan Kestenbaum, our Executive Chairman, Jeff Bradley, our Chief Executive Officer and Chief Operating Officer. Alan Kestenbaum has over 25 years of experience in metals trading, distribution, finance and manufacturing, including as the founder of leading international metals trader Marco International. Jeff Bradley was formerly the CEO of Claymont Steel before joining GSM five years ago. Joe Ragan, our CFO, brings significant experience as the CFO of Boart Longyear, withover 10 years of experience in the metals and manufacturing industry. Our Chief Legal Officer, Stephen Lebowitz, brings deep private practice and in-house experience, spending seven years as part of BP plc’s in-house legal department prior to joining GSM. We believe that our management team has operational and technical skills to continue to operate our business at world class levels of efficiency and to consistently produce silicon metal and silicon-based alloys at the lowest costs. Additionally, our Board of Directors, led by Alan Kestenbaum, is comprised of six seasoned executives with strong management, metals finance and international experience.

Business Strategy

•
Focus on Core Businesses.   We differentiate ourselves on the basis of our technical expertise and high product quality and use these capabilities to retain existing accounts and cultivate new business. As part of this strategy, we are focusing our production and sales efforts on our silicon metal and silicon-based alloys end markets where we may achieve the highest profitability. We continue to evaluate our core business strategy and may divest certain non-core and lower margin businesses to improve our financial and operational results.

•
Maintain Low Cost Position While Controlling Inputs.  We intend to maintain our position as one of the lowest cost producers of silicon metal in the world by continuing to control the cost of our raw material inputs through our captive sources and long-term supply contracts. We continue to focus on reducing our fixed costs in order reduce unit costs of silicon metal and silicon-based alloy sold.

•
Capitalize on Market Conditions.   In fiscal year 2010, we reopened our Niagara Falls, New York and Selma, Alabama plants. We remain focused on improving furnace uptime and production output at all of our plants.

•
Focus on financial metrics and conservative balance sheet. We measure our success by reviewing pertinent financial metrics such as return on committed capital, efficient use of our balance sheet such as inventory turns and days sales outstanding as well as Gross and Adjusted EBITDA margins. Additionally, we run the business to remain cash flow positive in almost all environments.

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

•
Leverage Flexible Manufacturing and Expand Other Lines of Business.   We plan to leverage our flexible manufacturing capabilities to optimize the product mix produced while expanding the products we offer. Additionally, we intend to leverage our broad geographic manufacturing reach to ensure that production of specific metals is in the most appropriate facility/region. In additional to our principal silicon metal products, we have the capability to produce silicon-based alloys, such as silicomanganese, using the same facilities. Our business philosophy is to allocate our furnace capacity to the products which we expect will maximize profitability.

Employees

As of June 30, 2013, we had 1,353 employees. We have 1,036 employees in the United States, 47 employees in Canada (excluding 142 union employees currently locked out as discussed below), 154 employees in Argentina, 28 employees in Poland and 88 employees in China. Our total employees consist of 442 salaried employees and 911 hourly employees and include 499 unionized workers. This compares to 1,493 employees at June 30, 2012.

Our hourly employees at our Selma, Alabama facility are covered by a collective bargaining agreement with the Industrial Division of the Communications Workers of America, under a contract running through April 30, 2014. Our hourly employees at our Alloy, West Virginia, Niagara Falls, New York and Bridgeport, Alabama facilities are covered by collective bargaining agreements with The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union under contracts running through April 27, 2014, July 29, 2014, and March 31, 2015, respectively. Union employees in Argentina are working under a contract running through April 30, 2014. Our operations in Poland and China are not unionized. Our union employees in Canada work at the Bécancour, Québec, plant and are covered by a Union Certification held by the Communications, Energy and Paper Workers Union of Canada (“CEP”), Local 184.  The corresponding collective bargaining agreement at our Bécancour facility expired on April 30, 2013 and by effect of a “bridging clause” continued to apply until the union or the Company exercised its right to strike a lockout. We exercised such a right and declared a lockout on May 3, 2013. As a result of the lockout, two of the three furnaces at the plant were shut down while management representatives of the plant operate the remaining furnace.  While communications with the CEP continue, the lock-out at the plant remains in place. We continue to operate one of the three furnaces with management employees.

Research and Development

Our primary research and development activities have been concentrated in our Solsil business unit, developing technology to produce upgraded metallurgical grade silicon manufactured through a proprietary metallurgical process and which is primarily used in silicon-based photovoltaic (solar) cells. Solsil had conducted research and development activities to improve the purity of its silicon through experiments, including continuous batch modifications, with the goal of improving efficiencies, lowering costs and developing new products to meet the needs of the photovoltaic (solar) industry. These activities are performed at Solsil’s operations, which are currently located within our facility at Beverly, Ohio.  In recent years, Solsil has focused on research and development projects and has not produced material for commercial sale. Although we expected to expand operations through the construction of new facilities using new technologies, falling market prices of polysilicon make further research and development pursuits not commercially viable for the foreseeable future.

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

Our business has historically been subject to fluctuations in the price of our products and market demand for them, caused by general and regional economic cycles, raw material and energy price fluctuations, competition and other factors. Historically, our subsidiary, Globe Metallurgical, Inc., has been particularly affected by recessionary conditions in the end-markets for its products, such as automotive and construction. In April 2003, Globe Metallurgical, Inc. sought protection under Chapter 11 of the United States Bankruptcy Code following its inability to restructure or refinance its indebtedness in light of the confluence of several negative economic and other factors, including an influx of low-priced, dumped imports, which caused it to default on then-outstanding indebtedness. A recurrence of such economic factors could have a material adverse effect on our business prospects, condition (financial or otherwise) and results of operations.

In calendar 2009, the global silicon metal and silicon-based alloys industries suffered from unfavorable market conditions. The weakened economic environment of national and international metals markets that occurred during that time may return; any decline in the global silicon metal and silicon-based alloys industries could have a material adverse effect on our business prospects, condition (financial or otherwise), and results of operations. In addition, our business is directly related to the production levels of our customers, whose businesses are dependent on highly cyclical markets, such as the automotive, residential and nonresidential construction, consumer durables, polysilicon, steel, and chemical markets. In response to unfavorable market conditions, customers may request delays in contract shipment dates or other contract modifications. If we grant modifications, these could adversely affect our anticipated revenues and results of operations. Also, many of our products are internationally traded products with prices that are significantly affected by worldwide supply and demand. Consequently, our financial performance will fluctuate with the general economic cycle, which could have a material adverse effect on our business prospects, condition (financial or otherwise) and results of operations.

Our business is particularly sensitive to increases in energy costs, which could materially increase our cost of production.

Electricity is one of our largest production cost components, comprising approximately 22% of cost of goods sold. The level of power consumption of our submerged electric arc furnaces is highly dependent on which products are being produced and typically fall in the following ranges: (i) silicon-based alloys require between 3.5 and 8 megawatt hours to produce one MT of product and (ii) silicon metal requires approximately 11 megawatt hours to produce one MT of product. Accordingly, consistent access to low cost, reliable sources of electricity is essential to our business.

Electrical power to our U.S. and Canada facilities is supplied mostly by AEP, Alabama Power, Brookfield Power, Hydro Quebec, Tennessee Valley Authority and Niagara Mohawk Power Corporation through dedicated lines. Our Alloy, West Virginia facility obtains approximately 45% of its power needs under a fixed-price contract with a nearby dedicated hydroelectric facility. This facility is over 70 years old and any breakdown could result in the Alloy facility having to pay much higher rates for electric power from third parties. Our energy supply for our facilities located in Argentina is supplied through the Edemsa hydroelectric facilities located in Mendoza, Argentina. Our contract expired in October 2009; we are currently operating under a month-to-month arrangement. Because energy constitutes such a high percentage of our production costs, we are particularly vulnerable to cost fluctuations in the energy industry. Accordingly, the termination or non-renewal of any of our energy contracts, or an increase in the price of energy could materially adversely affect our future earnings, if any, and may prevent us from effectively competing in our markets.

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

Several Canadian provinces have implemented cap-and-trade programs.  Our facility in Canada may be required to purchase emission credits in the future which could result in material increased compliance costs, additional operating restrictions for our business, and an increase in the cost of the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity.

We make a significant portion of our sales to a limited number of customers, and the loss of a portion of the sales to these customers could have a material adverse effect on our revenues and profits.

In the year ended June 30, 2013, we made approximately 52% of our consolidated net sales to our top ten customers and approximately 28% to our two top customers (10%, excluding sales made under our joint venture agreements with Dow Corning). We expect that we will continue to derive a significant portion of our business from sales to these customers. If we were to experience a significant reduction in the amount of sales we make to some or all of these customers and could not replace these sales with sales to other customers, it could have a material adverse effect on our revenues and profits.

Our U.S.-based businesses benefit from U.S. antidumping duties and laws that protect U.S. companies by taxing unfairly traded imports from foreign companies. If these duties or laws change, foreign companies will be able to compete more effectively with us. Conversely, our foreign operations may be adversely affected by these U.S. duties and laws.

Antidumping duties are currently in place in the United States covering silicon metal imports from China and Russia. In addition, our Canadian operations recently filed an antidumping complaint covering imports of Chinese silicon metal into Canada, which resulted in the imposition of interim duties in July 2013. In the United States, we and other domestic parties recently filed an antidumping petition covering imports of ferrosilicon from Russia and Venezuela. Antidumping orders normally benefit domestic producers by reducing the volume of unfairly traded imports and increasing U.S. market prices and sales of the domestic product. Rates of duty can change as a result of “administrative reviews” and “new shipper reviews” of antidumping orders. These orders can also be revoked as a result of periodic “sunset reviews,” which determine whether the orders will continue to apply to imports from particular countries. The same types of changes may occur in Canada, if definitive antidumping duties are imposed on silicon metal imports into that country. Although a sunset review of the U.S. order covering imports from China completed in 2012 resulted in that order remaining in place for an additional five years, the current orders may not remain in effect and continue to be enforced from year to year, the goods and countries now covered by antidumping orders may no longer be covered, and duties may not continue to be assessed at the same rates. Changes in any of these factors could adversely affect our business and profitability. Finally, at times, in filing trade actions, we find ourselves acting against the interests of our customers. Some of our customers may not continue to do business with us because of our having filed a trade action. Antidumping rules may, conversely, also adversely impact our foreign operations.

We may be unable to successfully integrate and develop our prior and future acquisitions.

We acquired six private companies between November 2006 and June 2011, and entered into a business combination in May 2008 and joint venture agreements in November 2009 and June 2012. In addition, we purchased the remaining 50% interest in an existing equity investment to become the sole owner in December 2012. We expect to acquire additional companies in the future. Integration of our prior and future acquisitions with our existing business is a complex, time-consuming and costly process requiring the employment of additional personnel, including key management and accounting personnel. Additionally, the integration of these acquisitions with our existing business may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Unanticipated problems, delays, costs or liabilities may also be encountered in the development of these acquisitions. Failure to successfully and fully integrate and develop these businesses and operations may have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficulties of combining the acquired operations include, among other things:

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

  Hourly workers at our Selma, Alabama facility are covered by a collective bargaining agreement with the Industrial Division of the Communications Workers of America, under a contract running through April 30, 2014. Hourly employees at our Alloy, West Virginia, Niagara Falls, New York and Bridgeport, Alabama facilities are covered by collective bargaining agreements with The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union under contracts running through April 27, 2014, July 29, 2014, and March 31, 2015, respectively. Our union employees in Argentina are working under a contract running through April 30, 2014. Our union employees in Canada work at the Bécancour, Québec, plant and are covered by a Union Certification held by the Communications, Energy and Paper Workers Union of Canada (“CEP”), Local 184.  The corresponding collective bargaining agreement at our Bécancour facility expired on April 30, 2013. We exercised our right to declare a lockout on May 3, 2013. As a result of the lockout, two of the three furnaces at the plant were shut down while management representatives of the plant operate the remaining furnace.  For much of the month of July 2013, we shut down all three furnaces to allow for employee vacations, and on July 22, 2013 restarted the one furnace utilizing management personnel.  New labor contracts will have to be negotiated to replace expiring contracts from time to time. If we are unable to satisfactorily renegotiate those labor contracts on terms acceptable to us or without a strike or work stoppage, the effects on our business could be materially adverse. Any strike or work stoppage could disrupt production schedules and delivery times, adversely affecting sales. In addition, existing labor contracts may not prevent a strike or work stoppage, and any such work stoppage could have a material adverse effect on our business.

We are dependent on key personnel.

Our operations depend to a significant degree on the continued employment of our core senior management team. In particular, we are dependent on the skills, knowledge and experience of Alan Kestenbaum, our Executive Chairman, Jeff Bradley, our Chief Executive Officer and Chief Operating Officer, Joseph Ragan, our Chief Financial Officer, and Stephen Lebowitz, our Chief Legal Officer. If these employees are unable to continue in their respective roles, or if we are unable to attract and retain other skilled employees, our results of operations and financial condition could be adversely affected. We currently have employment agreements with Alan Kestenbaum, Jeff Bradley, Joseph Ragan and Stephen Lebowitz, each of which contains non-compete provisions. Such provisions may not be enforceable by us. Additionally, we are substantially dependent upon key personnel in our financial and information technology staff that enable us to meet our regulatory and contractual financial reporting obligations, including reporting requirements under our credit facilities.

Metals manufacturing is an inherently dangerous activity.

Metals manufacturing generally, and smelting, in particular, is inherently dangerous and subject to fire, explosion and sudden major equipment failure. This can and has resulted in accidents resulting in the serious injury or death of production personnel and prolonged production shutdowns. We have experienced fatal accidents and equipment malfunctions in our manufacturing facilities in recent years, including a fire at our Bridgeport, Alabama facility in November 2011 and a fatality at our Selma, Alabama facility in October 2012, and may experience fatal accidents or equipment malfunctions again, which could materially affect our business and operations.

Our mining operations are subject to risks that are beyond our control, which could result in materially increased expenses and decreased production levels.

We mine coal and quartzite at underground and surface mining operations. Certain factors beyond our control could disrupt our mining operations, adversely affect production and shipments and increase our operating costs, such as: a major incident at the mine site that causes all or part of the operations of the mine to cease for some period of time; mining, processing and plant equipment failures and unexpected maintenance problems; changes in reclamation costs; and, adverse weather and natural disasters, such as heavy rains or snow, flooding and other natural events affecting operations, transportation or customers.  For example, the recent installation of additional capacity at our quartz mine in Alabama took longer and was more costly than expected. Federal or state regulatory agencies have the authority under certain circumstances following significant health and safety incidents, such as fatalities, to order a mine to be temporarily or permanently closed. If this occurred, we may be required to incur capital expenditures to re-open the mine. Environmental regulations could impose costs on our mining operations, and future regulations could increase those costs or add new costs or limit our ability to produce and sell coal. Our failure to obtain and renew permits necessary for our mining operations could negatively affect our business.

Unexpected equipment failures may lead to production curtailments or shutdowns.

Many of our business activities are characterized by substantial investments in complex production facilities and manufacturing equipment. Because of the complex nature of our production facilities, any interruption in manufacturing resulting from fire, explosion, industrial accidents, natural disaster, equipment failures or otherwise could cause significant losses in operational capacity and could materially and adversely affect our business and operations. For example, recent maintenance outages at our facilities in Alloy, West Virginia and Argentina took longer and were more costly than expected.

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

We are subject to extensive foreign, federal, national, state, provincial and local environmental, health and safety laws and regulations governing, among other things, the generation, discharge, emission, storage, handling, transportation, use, treatment and disposal of hazardous substances; land use, reclamation and remediation; and the health and safety of our employees. We are also required to obtain permits from governmental authorities for certain operations. We may not have been and may not be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be subject to penalties, fines, restrictions on operations or other sanctions. Under these laws, regulations and permits, we could also be held liable for any and all consequences arising out of human exposure to hazardous substances or environmental damage we may cause or that relates to our operations or properties. For example, we are subject to federal and state regulations that require payment of benefits related to black lung disease in coal miners, and our exposure may significantly increase if new or additional legislation is enacted at the federal or state level.

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

Our facilities are able to manufacture, collectively, approximately 120,000 MT of silicon metal (excluding Dow Corning’s portion of the capacity of our Alloy, West Virginia and Becancour, Quebec plants) and 120,000 MT of silicon-based alloys on an annual basis. Our ability to increase production and revenues will depend on expanding existing facilities or opening new ones. Increasing capacity is difficult because:

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

We entered into credit facilities that contain covenants that at certain levels, among other things, restrict our ability to sell assets; incur, repay or refinance indebtedness; create liens; make investments; engage in mergers or acquisitions; pay dividends, including to us; repurchase stock; or make capital expenditures. These credit facilities also require compliance with specified financial covenants, including minimum interest coverage and maximum leverage ratios. We cannot borrow under their credit facilities if the additional borrowings would cause them to breach the financial covenants. Further, a significant portion of our assets are pledged to secure indebtedness.

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

The issuance of dividends may or may not occur in the foreseeable future

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

We have maintained various forms of insurance, including insurance covering claims related to our properties and risks associated with our operations. Our existing property and liability insurance coverage contain exclusions and limitations on coverage. From time-to-time, in connection with renewals of insurance, we have experienced additional exclusions and limitations on coverage, larger self-insured retentions and deductibles and significantly higher premiums. For example, as a result of the fire at our facility in Bridgeport, Alabama, our business interruption insurance premium has increased significantly. As a result, in the future, our insurance coverage may not cover claims to the extent that it has in the past and the costs that we incur to procure insurance may increase significantly, either of which could have an adverse effect on our results of operations.

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

To the best of our knowledge, our four largest stockholders, including our Executive Chairman, together beneficially own approximately 43% of our outstanding common stock. Consequently, these stockholders have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.

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

We believe our facilities are suitable and adequate for our business and current production requirements. The following tables describe our primary office space, manufacturing facilities and mining properties:

		Square	Number of		Business
Location of Facility	Purpose	Footage	Furnaces	Own/Lease	Segment Served
New York, New York	Office	13,958	—	Lease	Corporate
Beverly, Ohio	Manufacturing and other	273,377	5 *	Own	GMI
Selma, Alabama	Manufacturing and other	126,207	2	Own	GMI
Alloy, West Virginia	Manufacturing and other	1,063,032	5	Own	GMI
Niagara Falls, New York	Manufacturing and other	227,732	2	Own	GMI
Bridgeport, Alabama	Manufacturing and other	155,100	1	Own	GMI
Nevisdale, Kentucky	Manufacturing and other	723,096	—	Own	GMI
Becancour, Canada	Manufacturing and other	365,887	3	Own	GMI
Mendoza, Argentina	Manufacturing and other	138,500	2	Own	Globe Metales
San Luis, Argentina	Manufacturing and other	59,200	—	Own	Globe Metales
Police, Poland	Manufacturing and other	43,951	—	Own	Other
Shizuishan, China	Manufacturing and other	227,192	—	**	Other
____________________________________________

*	Excludes Solsil’s seven smaller furnaces used to produce UMG for solar cell applications.

**	We own the long-term land use rights for the land on which this facility is located. We own the building and equipment forming part of this facility.

Business
Location of Mines	Product	Own/Lease	Segment Served
Alabama	Quartzite	Lease	GMI
Kentucky	Coal	Lease	GMI

Item 3.	Legal Proceedings

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

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal year 2013 price range per common share	10.57 – 13.97	13.85 – 15.95	13.07 – 15.95	12.10 – 17.23
Fiscal year 2012 price range per common share	11.41 – 15.15	12.25 – 16.66	12.44 – 18.40	13.66 – 25.67

Holders

As of August 21, 2013, there were approximately 18 holders of record of our common stock. The number of record holders does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Dividends and Dividend Policy

On August 20, 2013, our Board of Directors approved an annual dividend per common share of $0.275, an increase from the previous annual dividend per common share of $0.25.

On August 17, 2012, our Board of Directors approved an annual dividend of $0.25 per common share, payable quarterly in September 2012, December 2012, March 2013 and June 2013. The Board of Directors approved an accelerated payment of the remaining annual quarterly dividends, and thus a dividend of $0.125 per share and was paid on December 28, 2012 to shareholders of record at the close of business on December 17, 2012. On February 4, 2013, the Company’s Board of Directors approved a dividend of $0.0625 per common share, which was paid on March 25, 2013 to shareholders of record at the close of business on March 15, 2013.

In September 2011, our Board of Directors approved an annual dividend of $0.20 per common share, payable in October 2011.

The decision to pay dividends is at the discretion of our Board of Directors and depends on our financial condition, results of operations, capital requirements, and other factors that our Board of Directors deems relevant.

 In the future, we intend to continue to consider declaring dividends on an annual basis, subject to reviewing our earnings and then current circumstances.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

We did not repurchase any of our outstanding equity securities during the most recent quarter covered by this report.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,795,252	$8.74	479,977
Equity compensation plans not approved by security holders	—	—	—
Total	3,795,252	$8.74	479,977

Item 6.	Selected Financial Data

The following tables summarize certain selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data presented below for the fiscal years ended June 30, 2013, 2012, 2011, 2010 and 2009 are derived from our audited consolidated financial statements.

	Year Ended June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Statement of operations data:
Net sales	$757,550	705,544	641,863	472,658	426,291
Cost of goods sold	657,911	552,873	488,018	390,093	330,036
Selling, general and administrative expenses	64,663	61,623	54,739	47,875	56,322
Research and development	—	127	87	200	1,394
Business interruption insurance recovery	(4,594)	(450)	—	—	—
Goodwill and intangible asset impairment	13,130	—	—	—	69,704
Impairment of long-lived assets	35,387	—	—	—	—
Restructuring charges	—	—	—	(81)	1,711
(Gain) loss on sale of business	—	(54)	4,249	(19,715)	—
Operating (loss) income	(8,947)	91,425	94,770	54,286	(32,876)
Interest and other (expense) income	(8,128)	(4,789)	(2,056)	521	(899)
(Loss) income before income taxes	(17,075)	86,636	92,714	54,807	(33,775)
Provision for income taxes	2,734	28,760	35,988	20,539	11,609
Net (loss) income	(19,809)	57,876	56,726	34,268	(45,384)
(Income) loss attributable to noncontrolling interest, net of tax	(1,219)	(3,306)	(3,918)	(167)	3,403
Net (loss) income attributable to Globe Specialty Metals, Inc.	$(21,028)	54,570	52,808	34,101	(41,981)
(Loss) earnings per common share - basic	$(0.28)	0.73	0.70	0.46	(0.65)
(Loss) earnings per common share - diluted	$(0.28)	0.71	0.69	0.46	(0.65)
Cash dividends declared per common share	$0.38	0.20	0.15	—	—

	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance sheet data:
Cash and cash equivalents	$169,676	178,010	166,208	157,029	61,876
Total assets	871,623	936,747	678,269	607,145	473,280
Total debt, including current portion	139,534	140,703	48,083	41,079	59,613
Total stockholders' equity	546,080	603,799	515,276	458,829	311,352

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

We are one of the leading manufacturers of silicon metal and silicon-based alloys. As of June 30, 2013, we owned and operated seven principal manufacturing facilities, in two primary operating segments: GMI, our North American operations and, Globe Metales, our Argentine operations.

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

Overview and Recent Developments

Customer demand has stabilized for silicon metal and silicon-based alloys as our major end markets which include chemical, aluminum, automotive, steel and solar are showing some signs of improvement, though our global end markets remained weaker in fiscal year 2013 compared to fiscal year 2012.  While demand has stabilized, we have faced a tougher pricing environment. As a result, our average selling prices decreased for both silicon metal and silicon-based alloys.  Our annual calendar year silicon metal contracts were renewed for 2013 at prices lower than the prior year.  Approximately 40% of these contracts are index based, so our pricing decline was due to both lower priced contracts and lower indices.  On the silicon-based alloys side, we faced reduced pricing and sales of ferrosilicon due to the aggressive pricing of imports, primarily from Russia and Venezuela.

On May 3, 2013, we exercised our right to lockout the unionized employees at the Becancour, Canada plant.  At the time of the lockout, the plant shut down two of the three furnaces.  Currently, management representatives of the plant operate the remaining furnace.  The lockout costs the company approximately $0.7 million per month in operating income.  We currently cannot anticipate when we will have a negotiated resolution to the lockout.

On August 20, 2013 the Company closed on a new five year, $300,000,000 revolving credit facility to replace its previous facility.  Key modifications relative to the new agreement include a reduction of the borrowing rate by 25 basis points, simplified covenants including, among others, a maximum total net debt to earnings before income tax, depreciation and amortization ratio and a minimum interest coverage ratio. The new facility also provides expanded flexibility to make strategic capital investments, acquisitions, divestitures and fund returns to shareholders.

Net sales for the fourth quarter decreased $14,788,000 or 8% from the immediately preceding quarter as a result of a 7% decrease in tons shipped at a 2% decrease in pricing.  A majority of the volume decline was due to the lockout at our Becancour, Canada facility.  Additionally, we faced softer demand from some of our silicon metal end markets.

During the fourth quarter, we incurred $1,075,000 of transaction related due diligence expenses and approximately $1,400,000 in costs and lost profitability related to the Becancour lockout.  During the fourth quarter, we had fewer maintenance outages than the third quarter and were able to realize the benefits of these outages.  As a result, our cost of production decreased by approximately $6,500,000 million, excluding our Becancour, Canada plant.  Additionally, Alden Resources had a higher contribution margin related to higher production resulting in $1,200,000 increased profitability from the third quarter.  These improvements significantly offset the lower pricing and volumes.

Outlook

Customer demand for silicon metal in the United States has stabilized. However, Europe and South America remain weak, resulting in continued modest supply and demand imbalances.  We have entered into contracts to sell approximately 80% of our silicon metal capacity for the remainder of calendar 2013.  Approximately 40% of those contracts are index-based containing monthly or quarterly adjustments tied to those indices.  As our average selling price continues to indicate, the current average price of our total book of fixed-price contracts and index-based contracts is higher than the current spot index.  The actual price we realized on the silicon metal sales during the remainder of calendar 2013 will vary based on the mix of customer contracts and movements in spot prices and the indices.

We are pleased to see the improvement in operational efficiency following the completion of the planned maintenance outages in the third quarter of fiscal 2013.  In fiscal 2014, we anticipate lower cost related to maintenance and furnace downtime.  Additionally, we continue to look at all areas of the Company and will take strong measures to further improve the cost structure across the Company.

Our Alden coal business continues to meet expectations, despite a temporary scale back in operations to work down excess inventory.

A favorable outcome from the initiation of a Canadian anti-dumping and countervailing duties action against imports of silicon metal from China may have a positive impact on the supply demand balance in North America.  We have also filed a trade petition to address the unfair trade flow of ferrosilicon from Russia and Venezuela into the United States.  We expect a final resolution of this trade petition in the first quarter of fiscal 2015.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, known or expected trends and other factors that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates.

Inventories

Cost of inventories is determined by the first-in, first-out method or, in certain cases, by the average cost method. Inventories are valued at the lower of cost or market value. Circumstances may arise (e.g., reductions in market pricing, obsolete, slow moving or defective inventory) that require the carrying amount of our inventory to be written down to net realizable value. We estimate market and net realizable value based on current and future expected selling prices, as well as expected costs to complete, including utilization of parts and supplies in our manufacturing process. We believe that these estimates are reasonable; however, future market price decreases caused by changing economic conditions, customer demand, or other factors, could result in future inventory write-downs that could be material.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. We consider various factors in determining whether an impairment test is necessary, including among other things, a significant or prolonged deterioration in operating results and projected cash flows, significant changes in the extent or manner in which assets are used, technological advances with respect to assets which would potentially render them obsolete, our strategy and capital planning, and the economic climate in the markets we serve. When estimating future cash flows and if necessary, fair value, we make judgments as to the expected utilization of assets and estimated future cash flows related to those assets. We consider historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and other information available at the time the estimates are made. We believe these estimates are reasonable; however, changes in circumstances or conditions could have a significant impact on our estimates, which might result in material impairment charges in the future.

In recent years, Solsil has focused on research and development projects and has not produced material for commercial sale. Although we expected to expand operations through the construction of new facilities using new technologies, falling market prices of polysilicon make further research and development pursuits not commercially viable for the foreseeable future. Accordingly, during the fiscal year ended June 30, 2013, we recognized an impairment charge of $18,452,000 (within the Solsil segment) to write-off equipment related to Solsil as a result of its decision to indefinitely take these assets out of service.

In 2011, the Company acquired exploration licenses related to certain properties located in Nigeria, which granted it the right to explore for, among other things, manganese ore, a raw material used in the production of certain silicon and manganese based alloys. During the fiscal year ended June 30, 2013, based upon difficulties encountered in gaining secure access to properties, the Company determined that exploration of these properties is not feasible and has decided to abandon its plan to conduct exploration activities. Accordingly, the Company recognized an impairment charge of $16,935,000 (within the Corporate segment) representing the aggregate carrying amount of the licenses.

As of June 30, 2013, the carrying value of the property, plant and equipment at Yonvey of approximately $16,955,000 is expected to be recovered by the undiscounted future cash flows associated with the asset group. Yonvey is currently testing new raw materials for use in new production methods. Deterioration in overall market conditions, or our inability to execute cost rationalization initiatives (through development of new production methods or other means), could have a negative effect on these assumptions, and might result in an impairment of Yonvey’s long lived assets in the future.

Income Taxes

The Company’s deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, and applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. If management determines it is more-likely-than-not that a portion of the Company’s deferred tax assets will not be realized, a valuation allowance is recorded. The provision for income taxes is based on domestic (including federal and state) and international statutory income tax rates in the tax jurisdictions where the Company operates, permanent differences between financial reporting and tax reporting, and available credits and incentives.

Significant judgment is required in determining income tax provisions and tax positions. The Company may be challenged upon review by the applicable taxing authorities, and positions taken may not be sustained. All, or a portion of, the benefit of income tax positions are recognized only when the Company has made a determination that it is more-likely-than-not that the tax position will be sustained based upon the technical merits of the position. For tax positions that are determined as more-likely-than-not to be sustained, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The accounting for uncertain income tax positions requires consideration of timing and judgments about tax issues and potential outcomes, and is a subjective estimate. In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties. If actual outcomes differ materially from these estimates, they could have a material impact on the Company’s results of operations and financial condition. Interest and penalties related to uncertain tax positions are recognized in income tax expense. The U.S. Government is the Company’s most significant income tax jurisdiction.

Goodwill

Goodwill represents the excess purchase price of acquired businesses over fair values attributed to underlying net tangible assets and identifiable intangible assets. We test the carrying value of goodwill for impairment at a “reporting unit” level (which for the Company is represented by each reported segment and Core Metals (a component of GMI that produces silicon-based alloys)), using a two-step approach, annually as of the last day of February, or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the fair value of a reporting unit is less than its carrying value, this is an indicator that the goodwill assigned to that reporting unit may be impaired. In this case, a second step is performed to allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination, and as if the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the actual carrying value of goodwill. If the implied fair value is less than the carrying value, we would be required to recognize an impairment loss for that excess. The valuation of the Company’s reporting units requires significant judgment in evaluation of, among other things, recent indicators of market activity and estimated future cash flows, discount rates and other factors. The estimates of cash flows, future earnings, and discount rate are subject to change due to the economic environment and business trends, including such factors as raw material and product pricing, interest rates, expected market returns and volatility of markets served, as well as our future manufacturing capabilities, government regulation and technological change. We believe that the estimates of future cash flows, future earnings, and fair value are reasonable; however, changes in estimates, circumstances or conditions could have a significant impact on our fair valuation estimation, which could then result in an impairment charge in the future.

During the fiscal year ended June 30, 2013, we recognized an impairment charge of $7,130,000 (goodwill balance of $7,775,000 before adjustments for foreign exchange rate changes, within the Other segment) to write-off goodwill associated with our electrode business in China (Yonvey) as a result of delays in the Company’s ability to develop a new production method that caused us to revise its expected future cash flows. In estimating the fair value of Yonvey, we considered cash flow projections using assumptions about, among other things, overall market conditions and successful cost rationalization initiatives (principally through the development of new production methods that will enable sustainable quality and pricing).

During the fiscal year ended June 30, 2013, we recognized an impairment charge of $6,000,000 related to the partial impairment of goodwill at our silicon-based alloy business in Argentina (Metales) resulting from sustained sales price declines that caused us to revise our expected future cash flows. The impairment charge is recorded within the Metales segment. Fair value was estimated based on discounted cash flows and market multiples. As of June 30, 2013, the fair value of the Metales reporting unit exceeded its carrying value by less than 10%. The remaining goodwill is $8,313,000 as of June 30, 2013.

The estimated fair value of each of our remaining reporting units was substantially in excess of their respective carrying amounts as of the measurement date in fiscal 2013.

Share-Based Compensation

During the fiscal year ended June 30, 2013, we recognized share-based compensation expense of $15,333,000. Share-based payments are measured based on fair value using the Black-Scholes-Merton option-pricing model. The fair value of an award is affected by our stock price as well as other assumptions, including: (i) estimated volatility over the term of the awards (which is based upon the historical volatility of our common stock or stock of similar companies), (ii) estimated period of time that we expect participants to hold their stock options, (which is calculated using the simplified method allowed by SAB 107, or a participant-specific estimate for certain options), (iii) the risk-free interest rate (which we base upon United States Treasury interest rates appropriate for the expected term of the award), and (iv) our expected dividend yield. Certain of our share-based payment arrangements are liability-classified, which require adjustments to the fair value of the award and compensation expense based, in part, on the fair value of our stock and the assumptions above at the end of each reporting period. Further, we estimate forfeitures for the purposes of expensing share-based payment awards that we ultimately expect to vest. The future value of our stock, the assumptions above, and changes to our estimated forfeitures could significantly impact the amount of share-based compensation expense we recognize in future periods.

Results of Operations

Our results of operations are affected by our recent acquisitions and divestitures. We acquired Alden Resources and Quebec Silicon on July 28, 2011 and  June 13, 2012, respectively.  Results from Alden Resources for the years ended June 30, 2013 and June 30, 2012 include results for the entire period and approximately eleven months, respectively. Results from Quebec Silicon for the years ended June 30, 2013 and June 30, 2012 include results for the entire period and approximately seventeen days.  Additionally, we sold the manufacturing operations of Globe Metais in November 2010, but continued to sell a portion of the silicon metal produced by Globe Metais to fulfill commitments to customers of Globe Metais that we retained until December 31, 2010.

GSM Fiscal Year Ended June 30, 2013 vs. 2012

Consolidated Operations:

	June 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$757,550	705,544	52,006	7.4%
Cost of goods sold	657,911	552,873	105,038	19.0%
Selling, general and administrative expenses	64,663	61,623	3,040	4.9%
Research and development	—	127	(127)	NA
Business interruption insurance recovery	(4,594)	(450)	(4,144)	920.9%
Goodwill impairment	13,130	—	13,130	NA
Impairment of long-lived assets	35,387	—	35,387	NA
Gain on sale of business	—	(54)	54	NA
Operating income	(8,947)	91,425	(100,372)	(109.8%)
Gain on remeasurement of equity investment	1,655	—	1,655	NA
Interest expense, net	(6,067)	(7,367)	1,300	(17.6%)
Other (loss) income	(3,716)	2,578	(6,294)	(244.1%)
(Loss) income before provision for income taxes	(17,075)	86,636	(103,711)	(119.7%)
Provision for income taxes	2,734	28,760	(26,026)	(90.5%)
Net (loss) income	(19,809)	57,876	(77,685)	(134.2%)
Income attributable to noncontrolling interest, net of tax	(1,219)	(3,306)	2,087	(63.1%)
Net (loss) income attributable to Globe Specialty Metals, Inc.	$(21,028)	54,570	(75,598)	(138.5%)

Net Sales:

	Year Ended June 30, 2013			Year Ended June 30, 2012
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$422,564	150,369	$2,810	$360,726	119,634	$3,015
Silicon-based alloys	248,276	115,766	2,145	269,919	113,468	2,379
Silicon metal and silicon-based alloys	670,840	266,135	2,521	630,645	233,102	2,705
Silica fume and other	86,710			74,899
Total net sales	$757,550			$705,544

Net sales increased $52,006,000 or 7% from the prior year to $757,550,000 primarily as a result of a 14% increase in metric tons sold, offset by a 7% decreased in average selling prices.  The increase in sales volume was driven by a 26% increase in silicon metal tons sold and a 2% increase in silicon-based alloys tons sold, resulting in an increase of $98,140,000.   The increase in silicon metal volume was due to the acquisition of Quebec Silicon on June 18, 2012 which contributed 36,323 tons during fiscal year 2013, partially offset by a decrease from our Beverly, Ohio facility due to the conversion of a silicon furnace to a ferrosilicon furnace.  The slight increase in silicon-based alloys was primarily due to increased demand from the steel and automotive industries in North America.

The average selling price of silicon metal decreased by 7% and the average selling price of silicon-based alloys decreased 10% during fiscal 2013 as compared to fiscal 2012.  The decrease in silicon metal pricing was due to lower pricing on calendar 2012 and 2013 contracts, including lower pricing on index based contracts, and the effect of selling 49% of the silicon volume from the Becancour, Quebec plant joint venture at cost plus a modest margin.  The decrease in silicon-based alloys pricing was due to weaker pricing in the marketplace driven by import competition and end-user demand, particularly in Europe.

Other revenue increased $11,811,000 due to an increase in third party coal sales from Alden Resources. The acquisition of Quebec Silicon and the step acquisition of a 50% interest in an existing equity investment, both resulted in an increase in silica fume sales.

Cost of Goods Sold:

The $105,038,000 or 19% increase in cost of goods sold was a result of a 14% increase in metric tons sold and a 4% increase in cost per ton sold.  The increase in cost per ton sold is primarily due to the impact of planned major maintenance performed on several of our furnaces during fiscal 2013, including a 98 day outage on our largest furnace in Alloy, West Virginia, a 31 day outage on a furnace at our Niagara Falls, New York facility, and a 45 day outage on one of our two furnaces at our Argentine facility.  Additionally, the acquisition of Quebec Silicon increased the mix of silicon metal sales, which has a higher production cost than silicon-based alloys, resulted in increased cost per ton sold. Cost of goods sold further increased from a write-down of $1,922,000 for certain of Solsil’s inventories to expected net realizable values.  The increases in cost of goods sold were partially offset by costs associated with the fire at our Bridgeport, Alabama ferrosilicon facility in the previous year.

Gross margin represented approximately 13% of net sales in fiscal 2013, a decrease from 22% of net sales in the previous year.  This decrease was a result of lower silicon metal and silicon-based alloy selling prices, a higher cost per ton sold and the write-down of inventories.

Selling, General and Administrative Expenses:

The increase in selling, general and administrative expenses of $3,040,000 or 5% was primarily due to an increase in stock based compensation expense of approximately $13,796,000, of which $12,738,000 represents the remeasurement cost resulting from the change in the classification of the outstanding options from equity awards to liability awards and vesting of outstanding liability classified option awards. In addition, the acquisition of Quebec Silicon increased expenses of $2,506,000 in the current year.  This was offset by a reduction in variable-based compensation of $7,918,000, and a reduction of due diligence and transaction expenses of $3,964,000.

Business Interruption Insurance Recovery:

During fiscal year 2013, we recognized business interruption proceeds of $4,594,000, of which $4,046,000 was related to the fire at our Bridgeport, Alabama facility in the second quarter of fiscal year 2012. During fiscal year 2012, we recognized business interruption proceeds of $450,000.

Goodwill Impairment

During fiscal year 2013, we recognized an impairment of goodwill of approximately $13,130,000.

During the year, we recognized an impairment charge to write-off goodwill associated with our electrode business in China (Yonvey) as a result of delays in our ability to develop a new production method that caused us to revise our expected future cash flows. In estimating the fair value of Yonvey, we considered cash flow projections using assumptions about, among other things, overall market conditions and successful cost rationalization initiatives (principally through the development of new production methods that will enable sustainable quality and pricing). We made a downward revision in the forecasted cash flows from our Yonvey reporting unit which resulted in an impairment of the entire goodwill balance of approximately $7,775,000 (impairment charge of $7,130,000, net of adjustments for foreign exchange rate changes). The impairment charge is recorded within the Other reporting segment. As of June 30, 2013, the carrying value of the property, plant and equipment at Yonvey is expected to be recovered by the undiscounted future cash flows associated with the asset group. Yonvey is currently testing new raw materials for use in new production methods. Deterioration in overall market conditions or our inability to execute our cost rationalization initiatives (through development of new production methods or other means) could have a negative effect on these assumptions, and might result in an impairment of Yonvey’s long lived assets in the future.

During the year ended June 30, 2013, in connection with our annual goodwill impairment test, we recognized an impairment charge of $6,000,000 related to the partial impairment of goodwill at our silicon-based alloy business in Argentina (Metales) resulting from sustained sales price declines that caused us to revise our expected future cash flows. The impairment charge is recorded within the Metales reporting segment. Fair value was estimated based on discounted cash flows and market multiples. Estimates under our discounted income based approach involve numerous variables including anticipated sales price and volumes, cost structure, discount rates and long term growth that are subject to change as business conditions change, and therefore could impact fair values in the future. As of June 30, 2013, the fair value of Metales’ reporting unit exceeded the carrying value of the reporting unit by less than 10%. The remaining goodwill is $8,313,000 as of June 30, 2013.

Impairment of long-lived assets:

During fiscal year 2013, we recognized an impairment of long-lived assets of approximately $35,387,000.

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

In 2011, we acquired exploration licenses related to certain mines located in Nigeria, which granted us the right to explore for, among other things, manganese ore, a raw material used in the production of certain silicon and manganese based alloys. During the year, based upon difficulties encountered in gaining secure access to the mines, we determined that exploration of these mines is not feasible and have decided to abandon our plan to conduct exploration activities. Accordingly, we recognized an impairment charge of $16,935,000 (representing the aggregate carrying amount of the licenses). The impairment has been recorded to the Corporate segment.

Gain on Sale of Business:

The gain on sale of business in fiscal year 2012 was the result of a subsequent settlement associated with the sale of our Brazilian manufacturing operations on November 5, 2009.

Gain on Remeasurement of Equity Investment:

During fiscal year 2013, we purchased the remaining 50% interest in an existing equity investment. We recognized a gain on the fair value remeasurement on our existing 50% equity investment.

Net Interest Expense:

Net interest expense decreased by $1,300,000 mainly attributable to the write-off of deferred financing costs of approximately $1,600,000 related to the repayment and cancellation of the our senior credit facility and term loan in the fourth quarter of fiscal year 2012.  This was partially offset by higher debt outstanding following the acquisition of Quebec Silicon on June 13, 2012.

Other (Loss) Income:

Other (loss) income decreased by $6,249,000 from a gain of $2,578,000 to a loss of ($3,716,000) primarily due to the foreign exchange loss of $1,409,000 resulting from the revaluation of a U.S. dollar loan at a foreign subsidiary, the devaluation of the Argentine peso and the mark-to-market and settlement of foreign exchange contracts, offset by the foreign exchange gains from the revaluation of long-term Brazilian reais denominated liabilities in the prior year.

Provision for Income Taxes:

Provision for income taxes as a percentage of pre-tax income was approximately (16%) or $2,734,000 in fiscal year 2013 and was approximately 33% in fiscal year 2012. For fiscal year 2013, although we recognized a pre-tax loss of $17,075,000, we recognized income tax expense of $2,734,000 primarily as a result of certain impairment charges recognized for which no tax benefit is available or is expected.

Segment Operations

GMI

	Years Ended
	June 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$702,275	631,495	70,780	11.2%
Cost of goods sold	603,548	499,859	103,689	20.7%
Selling, general and administrative expenses	29,706	28,544	1,162	4.1%
Business interruption insurance recovery	(4,594)	(450)	(4,144)	920.9%
Operating income	$73,615	103,542	(29,927)	(28.9%)

Net sales increased by $70,780,000 or 11% from the prior year to $702,275,000.  The increase was primarily attributable to a 17% increase in tons sold, offset by a 6% decrease in average selling prices.  Silicon metal volume increased 26% primarily due to the acquisition of Quebec Silicon on June 13, 2012 which contributed 36,323 tons during fiscal 2013, partially offset by a decrease from our Beverly, Ohio facility due to the conversion of a silicon furnace to a ferrosilicon furnace. Silicon-based alloys volume increased 6% primarily due to increased demand from the steel and automotive industries in North America.  Silicon metal pricing decreased by 7% primarily due to lower pricing on calendar 2012 and 2013 contracts, including lower pricing on index-based contracts, and the effect of selling 49% of the silicon metal volume from the Becancour, Quebec joint venture at cost plus a modest margin.  Silicon-based alloys pricing decreased 9% due to a reduction in both ferrosilicon and magnesium ferrosilicon pricing driven by pricing pressure from imports.

Operating income decreased by $29,927,000 from the prior year to $73,615,000.  The decrease was attributable to lower average selling for silicon metal and silicon-based alloys. Cost of goods sold increased by 21% while shipments increased by 17%.  The increase in cost per ton sold is primarily due to the acquisition of Quebec Silicon, which increased the mix of silicon metal sales, a product with a higher cost of production, and the impact of planned major maintenance performed on several of GMI’s furnaces during fiscal 2013, including a 98 day outage on GMI’s largest furnace in Alloy, West Virginia, a 31 day outage on a furnace at GMI’s Niagara Falls, New York facility, and a 10 day outage at GMI’s furnace in Bridgeport, Alabama facility.  The increases in cost of goods sold were partially offset by the impact of the fire at our Bridgeport facility during the fiscal year 2012.  Additionally, selling, general and administrative expenses increased by $1,162,000 primarily due to the acquisition of Quebec Silicon which contributed $2,506,000.

Globe Metales

	Years Ended
	June 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$51,266	64,063	(12,797)	(20.0%)
Cost of goods sold	44,753	49,084	(4,331)	(8.8%)
Selling, general and administrative expenses	2,901	3,647	(746)	(20.5%)
Goodwill impairment	6,000	—	6,000	NA
Operating (loss) income	$(2,388)	11,332	(13,720)	(121.1%)

Net sales decreased $12,797,000 or 20% from the prior year to $51,266,000.  This decrease was primarily due to an 11% decrease in volume and 12% decrease in average selling price.  Volume declined due to a 45 day planned major maintenance in fiscal 2013 and weak demand from Europe.  Overall pricing decreased due to weaker demand from the steel market, continued weakness in Europe and a mix shift from calcium silicon to ferrosilicon with a lower selling price.

Income from operations decreased by $13,720,000 from operating income of $11,332,000 in the prior year to operating loss of ($2,338,000).  The decrease was primarily due to the recognition of goodwill impairment of $6,000,000 during the third fiscal quarter of 2013.  This was further impacted by a higher cost per ton sold, lower volume and lower average selling prices.  Cost of goods sold decreased 9% while shipments decreased 11%.  This increase in cost per ton sold was primarily due to the planned 45 day outage one of the two furnaces during fiscal 2013.

Solsil

	Years Ended
	June 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net Sales	$—	—	—	NA
Cost of goods sold	2,542	526	2,016	383.3%
Selling, general and administrative expenses	153	331	(178)	(53.8%)
Research and development	—	127	(127)	NA
Impairment of long-lived assets	18,452	—	18,452	NA
Operating loss	$(21,147)	(984)	(20,163)	2,049.1%

Net sales remained constant at $0.  This was attributable the Solsil suspending commercial production during fiscal year 2010 as a result of a significant decline in the price of polysilicon and the decline in demand for upgraded metallurgical silicon.  We are concentrating our efforts on research and development activities focused on reducing the cost of production.

Operating loss increased by $20,163,000 from the prior year to ($21,147,000) primarily due to the write-off equipment as a result of our decision to indefinitely take these assets out of service in response to sustained pricing declines that have rendered its production methods uneconomical and inventory write-downs due to expected lower net realizable values for certain inventories.

Corporate

	Years Ended
	June 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$30,699	27,322	3,377	12.4%
Gain on sale of business	—	(54)	54	NA
Impairment of long-lived assets	16,935	—	16,935	NA
Operating loss	$(47,634)	(27,268)	(20,366)	74.7%

Operating loss increased by $20,366,000 from the prior year to ($47,634,000).  Selling, general and administrative expenses increased by $3,377,000 year over year was primarily due to an increase in stock based compensation of approximately $13,796,000, of which $12,738,000 represents the remeasurement cost resulting from the change in the classification of the outstanding options from equity awards to liability awards and vesting of outstanding liability classified option awards and fees related to SAP implementation.  This was partially offset by a reduction in variable-based compensation of $7,278,000 and a reduction of due diligence and transaction related costs of $3,964,000.

During fiscal year 2013, we recognized an impairment of long-lived assets of approximately $16,935,000. In 2011, we acquired exploration licenses related to certain mines located in Nigeria, which granted us the right to explore for, among other things, manganese ore, a raw material used in the production of certain silicon and manganese based alloys. During the third quarter of fiscal year 2013, based upon difficulties encountered in gaining secure access to the mines, we determined that exploration of these mines is not feasible and have decided to abandon our plan to conduct exploration activities at these mines. Accordingly, we recognized an impairment charge of approximately $16,935,000 (representing the aggregate cost basis of the licenses).

GSM Fiscal Year Ended June 30, 2012 vs. 2011

Consolidated Operations:

	Years Ended
	June 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$705,544	641,863	63,681	9.9%
Cost of goods sold	552,873	488,018	64,855	13.3%
Selling, general and administrative expenses	61,623	54,739	6,884	12.6%
Research and development	127	87	40	46.0%
Business interruption insurance recovery	(450)	—	(450)	NA
(Gain) loss on sale of business	(54)	4,249	(4,303)	(101.3%)
Operating income	91,425	94,770	(3,345)	(3.5%)
Interest expense, net	(7,367)	(2,984)	(4,383)	146.9%
Other income	2,578	928	1,650	177.8%
Income before provision for income taxes	86,636	92,714	(6,078)	(6.6%)
Provision for income taxes	28,760	35,988	(7,228)	(20.1%)
Net income	57,876	56,726	1,150	2.0%
Income attributable to noncontrolling interest, net of tax	(3,306)	(3,918)	612	(15.6%)
Net income attributable to Globe Specialty Metals, Inc.	$54,570	52,808	1,762	3.3%

Net Sales:

	Year Ended June 30, 2012			Year Ended June 30, 2011
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$360,726	119,634	$3,015	$347,599	122,607	$2,835
Silicon-based alloys	269,919	113,468	2,379	236,607	110,868	2,134
Silicon metal and silicon-based alloys	630,645	233,102	2,705	584,206	233,475	2,502
Silica fume and other	74,899			57,657
Total net sales	$705,544			$641,863

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

Segment Operations

GMI

	Years Ended
	June 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$631,495	549,418	82,077	14.9%
Cost of goods sold	499,859	422,775	77,084	18.2%
Selling, general and administrative expenses	28,544	22,958	5,586	24.3%
Business interruption insurance recovery	(450)	—	(450)	NA
Operating income	$103,542	103,685	(143)	(0.1%)

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

Globe Metais

	Years Ended
	June 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$—	15,421	(15,421)	(100.0%)
Cost of goods sold	—	14,948	(14,948)	(100.0%)
Selling, general and administrative expenses	2	76	(74)	(97.4%)
Operating (loss) income	$(2)	397	(399)	(100.5%)

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

Solsil

	Years Ended
	June 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$—	9,420	(9,420)	(100.0%)
Cost of goods sold	526	488	38	7.8%
Selling, general and administrative expenses	331	175	156	89.1%
Research and development	127	87	40	46.0%
Operating (loss) income	$(984)	8,670	(9,654)	(111.3%)

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

Corporate

	Years Ended
	June 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$27,322	25,357	1,965	7.7%
(Gain) loss on sale of business	(54)	4,249	(4,303)	(101.3)
Operating loss	$(27,268)	(29,606)	2,338	(7.9%)

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

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balance, cash flows from operations, and unused commitments under our existing credit facilities. At June 30, 2013, our cash and cash equivalents balance was approximately $169,676,000, and we had $194,280,000 available for borrowing under our existing financing arrangements. We generated cash flows from operations totaling $72,740,000 during the year ended June 30, 2013.

As of June 30, 2013, the amount of cash and cash equivalents, included in the Company’s consolidated cash that was held by foreign subsidiaries was approximately $48,000,000. If these funds are needed for operations in the U.S., the Company will be required to accrue and pay taxes in the U.S. to repatriate these funds. However, the Company’s intent is to permanently reinvest these funds outside the U.S. and the Company’s current plans do not indicate a need to repatriate them to fund operations in the U.S.

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

On August 20, 2013, we refinanced our existing credit facility. The previous facility that was due to expire May 31, 2017, has been replaced with the new facility that extends the expiration to August 20, 2018, improves pricing and increases the flexibility we have to pursue our strategic objectives all while maintaining the capacity of the revolving credit facility at $300,000,000, plus an accordion feature of an additional $150,000,000.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Year Ended June 30,
	2013	2012	2011
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$178,010	166,208	157,029
Cash flows provided by operating activities	72,740	103,907	61,188
Cash flows used in investing activities	(49,029)	(151,705)	(51,512)
Cash flows (used in) provided by financing activities	(30,994)	59,862	81
Effect of exchange rate changes on cash	(1,051)	(262)	(578)
Cash and cash equivalents at end of period	$169,676	178,010	166,208

Operating Activities:

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions.

Net cash provided by operating activities was $72,740,000 and $103,907,000 during fiscal year 2013 and 2012, respectively. Excluding the impact of the goodwill and long-lived assets impairment charges and the gain on remeasurement of equity investment, the $25,878,000 decrease in net cash provided by operating activities was due to lower operating results partially offset by a decrease in working capital.

Investing Activities:

Net cash used in investing activities was approximately $49,029,000 and $151,705,000 during fiscal year 2013 and 2012, respectively. During fiscal year 2012, $73,200,000 of cash was used, net of cash acquired, in the acquisition of Alden Resources LLC.  Additionally, $36,517,000 of cash was to fund, net of cash acquired, the purchase of certain assets of Becancour Silicon in June 2012.  Year over year capital expenditures increased from approximately $41,836,000 to $44,509,000 in the current fiscal year was primarily due to the implementation of a new ERP system.

Financing Activities:

Net cash (used in) provided by financing activities was approximately ($30,994,000) and $59,862,000 during fiscal years 2013 and 2012, respectively.  During fiscal year 2012, the acquisitions of Alden Resources and Quebec Silicon were partially financed with borrowings of long-term debt of $50,000,000 and $31,800,000, respectively.  Dividend payments of $28,207,000 and $15,007,000 were paid to our common stockholders during fiscal years 2013 and 2012, respectively.

Exchange Rate Change on Cash:

The effect of exchange rate changes on cash was related to fluctuations in renminbi and Canadian dollars, the functional currency of our Chinese and Canadian subsidiaries.

Commitments and Contractual Obligations

The following tables summarize our contractual obligations at June 30, 2013 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

Contractual Obligations		Less than	One to	Three to	More than
(as of June 30, 2013)	Total	One Year	Three Years	Five Years	5 Years
	(Dollars in thousands)
Operating lease obligations	$5,355	3,099	2,105	151	—
Capital lease obligations	11,825	2,582	4,987	2,503	1,753

The table above also excludes certain other obligations reflected in our consolidated balance sheet, including estimated funding for pension obligations, for which the timing of payments may vary based on changes in the fair value of pension plan assets and actuarial assumptions. We expect to contribute approximately $3,289,000 to our pension plans for the year ended June 30, 2014.

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

At June 30, 2013 and June 30, 2012, there are no liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

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

The sensitivity of our derivatives to these market fluctuations is discussed below. See our June 30, 2013 consolidated financial statements for further discussion of these derivatives and our hedging policies.

Commodity Prices:

We are exposed to price risk for certain raw materials and energy used in our production process. The raw materials and energy which we use are largely commodities, subject to price volatility caused by changes in global supply and demand and governmental controls. Derivative financial instruments are not used extensively to manage our exposure to fluctuations in the cost of commodity products used in our operations. We attempt to reduce the impact of increases in our raw material and energy costs by negotiating long-term contracts and through the acquisition of companies or assets for the purpose of increasing our access to raw materials with favorable pricing terms. We have entered into long-term power supply contracts that result in stable, favorably priced long-term commitments for the majority of our power needs. Additionally, we have long-term lease mining rights in the U.S. that supply us with a substantial portion of our requirements for quartzite. We also have obtained a captive supply of electrodes through our 98% ownership interest in Yonvey.

In June 2010, we entered into a power hedge agreement on a 175,440 MWh notional amount of electricity, representing approximately 20% of the total power required by our Niagara Falls, New York plant. This hedge covers our expected needs not supplied by the facility’s long-term power contract over the term of the hedge agreement. The notional amount decreases equally per month through the duration of the agreement. Under the power hedge agreement, we fixed the power rate at $39.60 per MWh over the life of the contract.  This contract expired on June 30, 2012. In October 2010, we entered into a power hedge agreement on a 87,600 MWh notional amount of electricity. The agreement is effective July 1, 2012 and the notional amount decreases equally per month with a fixed power rate at $39.95 per MWh over the life of the contract. This contract expired on June 30, 2013.

To the extent that we have not mitigated our exposure to rising raw material and energy prices, we may not be able to increase our prices to our customers to offset such potential raw material or energy price increases, which could have a material adverse effect on our results of operations and operating cash flows.

Interest Rates:

We are exposed to market risk from changes in interest rates on certain of our short-term and long-term debt obligations. The Company had outstanding total debt at June 30, 2013 of $139,534,000, with interest rates arranging from 2.34% to 7.00%. The Company previously entered into interest rate cap arrangement and swap agreements to mitigate the risk of interest rate fluctuations on its recently terminated senior credit facility and long-term debt. The Company settled these agreements in connection with the termination of the senior credit facility and long-term debt. The Company would consider entering into hedge agreements to mitigate the interest rate risk, if conditions warrant.

If market interest rates were to increase or decrease by 10% for the full 2013 fiscal year as compared to the rates in effect at June 30, 2013, we estimate that the change would not have a material impact to our cash flows or results of operations.

Foreign Currency Risk:

We are exposed to market risk arising from changes in currency exchange rates as a result of operations outside the United States, principally in Argentina, Canada and China. A portion of our net sales generated from our non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of our operating costs for our non-U.S. operations are denominated in local currencies, principally the Argentine peso and the Chinese renminbi. Consequently, the translated U.S. dollar value of our non-U.S. dollar sales, and related accounts receivable balances, and our operating costs are subject to currency exchange rate fluctuations. Derivative instruments are not used extensively to manage this risk.

If foreign exchange rates were to increase or decrease by 10% for the full 2013 fiscal year, as compared to the rates in effect at June 30, 2013, we estimate that the change would not have a material impact to our cash flows or results of operations.

Item 8.	Financial Statements and Supplementary Data

The financial statements appearing on pages 37 to 63 are incorporated herein by reference.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken its assessment of the effectiveness of our internal control over financial reporting as of June 30, 2013, based on the criteria established in “Internal Control-Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2013.

Report of Independent Registered Public Accounting Firm

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued its report on the effectiveness of our internal control over financial reporting, a copy of which appears on page 36 of this annual report.

Changes in Internal Control Over Financial Reporting

During fiscal year 2013, we implemented SAP enterprise resource planning software system at our U.S. subsidiaries. SAP replaces our accounting and other systems that were used to record and report our financial results and associated disclosures. In conjunction with the SAP implementation, we modified the design, operation and documentation of our internal controls over financial reporting.

Additionally, as previously announced, we appointed Joseph Ragan as Chief Financial Officer on May 20, 2013.

Other than the matters mentioned above, there has been no change in our internal control over financial reporting during the year ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this report in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2013 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

Set forth below is certain information about our executive officers:

Name	Age	Position

Alan Kestenbaum	51	Executive Chairman and Director
Jeff Bradley	53	Chief Executive Officer and Chief Operating Officer
Joseph Ragan	52	Chief Financial Officer
Stephen Lebowitz	48	Chief Legal Officer

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

Joseph Ragan joined our company as Chief Financial Officer in May 2013. Prior to that, Mr. Ragan served from 2008 to 2013 as Chief Financial Officer for Boart Longyear, the world's largest drilling services contractor for the global mining sector, operating in more than 40 countries and selling its products in nearly 100 countries. Prior to joining Boart Longyear, he held the position of Chief Financial Officer for the GTSI Corporation, a leading technology solutions provider for the public sector listed on NASDAQ. Earlier in his career, he held various international and domestic finance positions for PSEG, The AES Corporation, and Deloitte and Touche. He received his Bachelor of Science in Accounting from The University of the State of New York, his Master's degree in Accounting from George Mason University, and is a Certified Public Accountant in the commonwealth of Virginia.

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

Item 14.      Principal Accountant Fees and Services

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(2)	Financial Statement Schedules

Not applicable.

(3)	Exhibits

The following exhibits are filed with this Annual Report or incorporated by reference:

Exhibit Number	Description of Document
2.1	Membership Interest Purchase Agreement dated May 27, 2011 by and among NGPC Asset Holdings II, LP,NGP Capital Resources Company and Globe BG, LLC relating to Alden Resources Inc. (7)
2.2	Membership Interest Purchase Agreement dated May 27, 2011 by and among NGPC Asset Holdings II, LP,NGP Capital Resources Company and Globe BG, LLC relating to Gatliff Services, Inc. (7)
2.3	Purchase Agreement dated May 27, 2011 by and among NGP Capital Resources Company, Globe BG, LLC and Globe Specialty Metals, Inc. regarding The Overriding Royalty Interests (7)
2.4	Agreement of Purchase and Sale dated as of April 25, 2012 by and among Becancour Silicon Inc., Timminco Ltd., QSI Partners Ltd., and Globe Specialty Metals, Inc. (6)
Articles of Incorporation and Bylaws
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (1)
3.3	Amended and Restated Bylaws (2)
Instruments Defining the Rights of Security Holders, Including Indentures
4.1
Credit Agreement, dated as of May 31, 2012, among the Company, certain subsidiaries of the Company from time to time party thereto, Fifth Third Bank as Administrative Agent and L/C issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arranger and Joint Book Runner, Bank of America, N.A., KeyBank National Association, Sovereign Bank, N.A., and  Wells Fargo Bank, N.A., as Co-Syndication Agents, and BBVA Compass Bank,  Citibank, N.A., Citizens Bank Of Pennsylvania, HSBC Bank USA N.A., and PNC Bank, National Association, as  Co-Documentation Agents, and the other lenders party thereto. (5)

4.2
Credit Agreement, dated as of August 20, 2013, among the Company, certain subsidiaries of the Company from time to time party thereto, Citizens Bank of Pennsylvania as Administrative Agent and L/C issuer, RBS Citizens, N.A., PNC Bank, National Association and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Runners, PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, and BBVA Compass Bank, as Documentation Agent, and the other lenders party thereto. (3)

We are a party to other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. We agree to furnish a copy of each such instrument to the Commission on request.

Material Contracts
10.1
Output and Supply Agreement, dated as of October 1, 2010, by and among Quebec Silicon Limited Partnership, Becancour Silicon Inc. (succeeded in interest by QSIP Canada ULC) and Dow Corning Corporation. (6)

10.2
Shareholders Agreement between all the Shareholders of Quebec Silicon General Partner Inc., dated as of October 1, 2010, by and among Becancour Silicon Inc. (succeeded in interest by QSIP Canada ULC), Dow Corning Netherlands, B.V., and Quebec Silicon General Partner Inc. (6)

10.3
Amended and Restated Limited Partnership Agreement dated as of October 1, 2010, by and among Becancour Silicon Inc. (succeeded in interest by QSIP Canada ULC), Dow Corning Canada, Inc., and Quebec Silicon General Partner Inc. (6)

Management Contracts and Compensatory Plans
10.4	2006 Employee, Director and Consultant Stock Option Plan (1)
10.5	Amendments to 2006 Employee, Director and Consultant Stock Option Plan (8)
10.6	2010 Annual Executive Bonus Plan (9)
10.7	Chief Financial Officer and Chief Legal Officer Annual Bonus Plan (10)
10.8	Framework for the 2011 Annual Executive Long Term Incentive Plan (11)
10.9	Employment Agreement, dated January 27, 2011, between GSM and Alan Kestenbaum (11)
10.10	Employment Agreement, dated July 5, 2011, between GSM and Jeff Bradley (12)
10.11	Employment Agreement, dated November 30, 2011, between GSM and Malcolm Appelbaum (4)
10.12	Executive Deferred Compensation Plan (4)
10.13	Director Deferred Compensation Plan (4)
10.14	Employment Agreement, dated May 8, 2013, between GSM and Joseph Ragan†
10.15	Separation Agreement, dated March 20, 2013, between GSM and Malcolm Appelbaum†
10.16	Employment Agreement, dated July 8, 2013, between GSM and Stephen Lebowitz†

21.1	Subsidiaries †

23.1	Consent of KPMG LLP †

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
32.1	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

95	Mine Safety Disclosure †

101
The following materials from our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to these consolidated financial statements. *

____________________________________________
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

3	Incorporated by reference to exhibit to the Company’s Form 8-K filed on August 21, 2013.
4	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on February 8, 2012.
5	Incorporated by reference to exhibit to the Company’s Form 8-K filed on June 6, 2012.
6	Incorporated by reference to exhibit to the Company’s Form 10-K filed on August 28, 2012.
7	Incorporated by reference to exhibit to the Company’s Form 8-K filed on June 3, 2011.
8	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on February 11, 2011.
9	Incorporated by reference to exhibit to the Company’s Form 10-K filed on September 28, 2010.
10	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on November 12, 2010.
11	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on May 12, 2011.
12	Incorporated by reference to exhibit to the Company’s Form 10-K filed on August 26, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Globe Specialty Metals, Inc. (Registrant)

By:	/s/ Joseph Ragan
Joseph Ragan Chief Financial Officer

August 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Kestenbaum	Executive Chairman and Director	August 28, 2013
Alan Kestenbaum

/s/ Jeff Bradley	Chief Executive Officer, Chief Operating Officer and Principal Executive Officer	August 28, 2013
Jeff Bradley

/s/ Joseph Ragan	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer	August 28, 2013
Joseph Ragan

/s/ Stuart E. Eizenstat	Director	August 28, 2013
Stuart E. Eizenstat

/s/ Franklin Lavin	Director	August 28, 2013
Franklin Lavin

/s/ Donald Barger	Director	August 28, 2013
Donald Barger

/s/ Thomas Danjczek	Director	August 28, 2013
Thomas Danjczek

/s/ Alan Schriber	Director	August 28, 2013
Alan Schriber

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

GLOBE SPECIALTY METALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Globe Specialty Metals, Inc.:

We have audited the accompanying consolidated balance sheets of Globe Specialty Metals, Inc. and subsidiaries (the Company) as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2013. We also have audited the Company’s internal control over financial reporting as of June 30, 2013, based on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in September 1992. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globe Specialty Metals, Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in September 1992.

/s/ KPMG LLP

New York, New York
August 28, 2013

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
June 30, 2013 and 2012
(In thousands, except share and per share amounts)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$169,676	178,010
Accounts receivable, net of allowance for doubtful accounts of $793
and $955 at June 30, 2013 and 2012, respectively	83,816	85,258
Inventories	101,197	119,441
Deferred tax assets	11,504	4,681
Prepaid expenses and other current assets	26,338	23,234
Total current assets	392,531	410,624
Property, plant, and equipment, net of accumulated depreciation, depletion and amortization	422,447	432,761
Deferred tax assets	125	200
Goodwill	43,177	56,740
Other intangible assets	477	477
Investments in unconsolidated affiliates	5,973	9,217
Other assets	6,893	26,728
Total assets	$871,623	936,747
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,039	52,005
Short-term debt	284	317
Revolving credit agreements	9,000	9,000
Accrued expenses and other current liabilities	48,886	40,602
Total current liabilities	99,209	101,924
Long-term liabilities:
Revolving credit agreements	130,250	131,386
Deferred tax liabilities	37,375	28,835
Other long-term liabilities	58,709	70,803
Total liabilities	325,543	332,948
Commitments and contingencies (note 16)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares; issued, 75,588,986
and 75,331,310 shares at June 30, 2013 and 2012, respectively	8	8
Additional paid-in capital	399,234	405,675
Retained earnings	70,628	119,863
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(7)	1,256
Pension liability adjustment, net of tax	(4,911)	(8,058)
Unrealized gain on available for sale securities, net of tax	—	(38)
Total accumulated other comprehensive loss	(4,918)	(6,840)
Treasury stock at cost, 282,437 shares at June 30, 2013 and 2012	(4)	(4)
Total Globe Specialty Metals, Inc. stockholders’ equity	464,948	518,702
Noncontrolling interest	81,132	85,097
Total stockholders’ equity	546,080	603,799
Total liabilities and stockholders’ equity	$871,623	936,747

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended June 30, 2013, 2012, and 2011
(In thousands, except per share amounts)

	2013	2012	2011
Net sales	$757,550	705,544	641,863
Cost of goods sold	657,911	552,873	488,018
Selling, general, and administrative expenses	64,663	61,623	54,739
Research and development	—	127	87
Business interruption insurance recovery	(4,594)	(450)	—
Goodwill impairment	13,130	—	—
Impairment of long-lived assets	35,387	—	—
(Gain) loss on sale of business	—	(54)	4,249
Operating (loss) income	(8,947)	91,425	94,770
Other income (expense):
Gain on remeasurement of equity investment	1,655	—	—
Interest income	820	243	214
Interest expense, net of capitalized interest	(6,887)	(7,610)	(3,198)
Foreign exchange (loss) gain	(4,360)	1,191	(390)
Other income	644	1,387	1,318
(Loss) income before provision for income taxes	(17,075)	86,636	92,714
Provision for income taxes	2,734	28,760	35,988
Net (loss) income	(19,809)	57,876	56,726
Income attributable to noncontrolling interest, net of tax	(1,219)	(3,306)	(3,918)
Net (loss) income attributable to Globe Specialty Metals, Inc.	$(21,028)	54,570	52,808
Weighted average shares outstanding:
Basic	75,207	75,039	74,925
Diluted	75,207	76,624	76,624
Earnings per common share:
Basic	$(0.28)	0.73	0.70
Diluted	(0.28)	0.71	0.69
Cash dividends declared per common share	0.38	0.20	0.15

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income
Years ended June 30, 2013, 2012, and 2011
(In thousands)

	2013	2012	2011
Net (loss) income	$(19,809)	57,876	56,726
Other comprehensive (loss) income
Foreign currency translation adjustment	(1,642)	319	795
Pension liability adjustment, net of tax expense (benefit)
of $2,053, ($2,528), and $419, respectively	2,954	(4,125)	647
Unrealized gain (loss) on available for sale securitites, net of tax
expense (benefit) of $13, ($13), and $0, respectively	38	(39)	1
Total other comprehensive income (loss)	1,350	(3,845)	1,443
Comprehensive (loss) income	(18,459)	54,031	58,169
Comprehensive income attributable to noncontrolling interest	647	3,306	3,918
Comprehensive (loss) income attributable to Globe Specialty Metals, Inc.	$(19,106)	50,725	54,251

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
Years ended June 30, 2013, 2012, and 2011
(In thousands)

	Globe Specialty Metals, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other	Treasury		Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	at Cost	Interest	Equity
Balance at June 30, 2010	74,422	$7	390,354	38,761	(4,438)	(4)	34,149	458,829
Share-based compensation	4	—	4,332	—	—	—	—	4,332
Stock option exercises	864	1	5,214	—	—	—	—	5,215
Cash dividend	—	—	—	(11,269)	—	—	—	(11,269)
Comprehensive income	—	—	—	52,808	1,443	—	3,918	58,169
Balance at June 30, 2011	75,290	8	399,900	80,300	(2,995)	(4)	38,067	515,276
Share-based compensation	4	—	2,482	—	—	—	—	2,482
Stock option exercises	38	—	195	—	—	—	—	195
Sale of noncontrolling interest	—	—	210	—	—	—	—	210
Cash dividend	—	—	—	(15,007)	—	—	—	(15,007)
Solsil shares purchased	—	—	2,888	—	—	—	(3,038)	(150)
Acquisition of Quebec Silicon	—	—	—	—	—	—	46,762	46,762
Comprehensive income (loss)	—	—	—	54,570	(3,845)	—	3,306	54,031
Balance at June 30, 2012	75,332	8	405,675	119,863	(6,840)	(4)	85,097	603,799
Share-based compensation	2	—	(5,525)	—	—	—	—	(5,525)
Stock option exercises	255	—	1,023	—	—	—	—	1,023
Yonvey shares purchased	—	—	(1,939)	—	—	—	(1,510)	(3,449)
Quebec Silicon purchase price allocation adjustments	—	—	—	—	—	—	(3,102)	(3,102)
Cash dividend	—	—	—	(28,207)	—	—	—	(28,207)
Comprehensive (loss) income	—	—	—	(21,028)	1,922	—	647	(18,459)
Balance at June 30, 2013	75,589	$8	399,234	70,628	(4,918)	(4)	81,132	546,080

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended June 30, 2013, 2012, and 2011
(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(19,809)	57,876	56,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,108	34,000	25,055
Depletion	1,513	848	—
Share-based compensation	(5,525)	2,482	4,332
Gain on remeasurement of equity investment	(1,655)	—	—
(Gain) loss on sale of business	—	(54)	4,249
Goodwill impairment	13,130	—	—
Impairment of long-lived assets	35,387	—	—
Amortization of deferred financing fees	812	2,180	195
Unrealized foreign exchange loss	1,635	—	—
Deferred taxes	(3,541)	9,312	13,538
Amortization of customer contract liabilities	(6,626)	—	—
Accretion	267	230	—
Changes in operating assets and liabilities:
Accounts receivable, net	3,513	2,608	(4,664)
Inventories	16,588	10,729	(25,355)
Prepaid expenses and other current assets	(4,533)	(4,505)	(1,649)
Accounts payable	(14,161)	(5,047)	(7,833)
Accrued expenses and other current liabilities	10,565	2,038	(6,179)
Other	72	(8,790)	2,773
Net cash provided by operating activities	72,740	103,907	61,188
Cash flows from investing activities:
Capital expenditures	(44,509)	(41,836)	(35,039)
Acquisition of businesses, net of cash acquired of $3,656, $4,090, and $0 during the
years ended June 30, 2013, 2012, and 2011, respectively	(4,520)	(109,717)	—
Sale of businesses	—	—	2,500
Working capital adjustments from acquisition of businesses, net	—	—	(2,038)
Other investing activities	—	(152)	(16,935)
Net cash used in investing activities	(49,029)	(151,705)	(51,512)
Cash flows from financing activities:
Borrowings of long-term debt	—	50,000	—
Payments of long-term debt	—	(50,000)	(17,012)
Borrowings of short-term debt	—	1,048	4,999
Payments of short-term debt	(39)	(1,825)	(11,972)
Borrowings under revolving credit agreements	20,391	136,408	35,989
Payments under revolving credit agreements	(21,616)	(54,462)	(5,000)
Debt issuance costs	—	(5,199)	(869)
Dividend payment	(28,207)	(15,007)	(11,269)
Proceeds from stock option exercises	1,023	195	5,215
Other financing activities	(2,546)	(1,296)	—
Net cash (used in) provided by financing activities	(30,994)	59,862	81
Effect of exchange rate changes on cash and cash equivalents	(1,051)	(262)	(578)
Net (decrease) increase in cash and cash equivalents	(8,334)	11,802	9,179
Cash and cash equivalents at beginning of year	178,010	166,208	157,029
Cash and cash equivalents at end of year	$169,676	178,010	166,208

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$5,492	4,475	2,533
Cash paid for income taxes, net of refunds totaling $626, $3,194, and $586 during the
years ended June 30, 2013, 2012, and 2011, respectively	13,303	22,023	19,819

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2013, 2012, and 2011
(Dollars in thousands, except share and per share data)

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

On November 13, 2006, the Company acquired Globe Metallurgical, Inc. (GMI), a manufacturer of silicon metal and silicon-based alloys. GMI owns and operates plants in Beverly, Ohio, Alloy, West Virginia, Niagara Falls, New York, and Selma, Alabama. GMI’s products are sold primarily to the silicone chemical, aluminum, metal casting, and solar cell industries, primarily in the United States, Canada, and Mexico. GMI also owns Norchem, Inc. (Norchem). Norchem manufactures and sells additives that enhance the durability of concrete, refractory material, and oil well conditioners. GMI sells silica fume (also known as microsilica), a by-product of its ferrosilicon metal and silicon metal production process, to Norchem, as well as other companies.

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

On February 29, 2008, the Company completed the acquisition of approximately 81% of Solsil, Inc. (Solsil). Solsil is continuing to develop its technology to produce upgraded metallurgical grade silicon through a proprietary metallurgical process for use in photovoltaic (solar) cells. Solsil is not presently producing material for commercial sale. The Company owns 97.25% of Solsil.

On May 15, 2008, the Company purchased an ownership interest of approximately 58% of Ningxia Yonvey Coal Industrial Co., Ltd (Yonvey). Yonvey is a producer of carbon electrodes, an important input in the silicon metal production process. Yonvey now principally supplies its electrodes to our subsidiaries. Yonvey’s operations are located in Chonggang Industrial Park, Shizuishan in the Ningxia Hui Autonomous Region of China. On November 28, 2008, the Company increased its interest by an additional 12%. In January 2013, the Company purchased an additional 28% ownership interest in Yonvey, bringing the Company’s ownership interest in Yonvey to 98%.

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

On June 13, 2012, the Company acquired Becancour Silicon Metal Inc.'s (BSI) 51% equity interest in Quebec Silicon Limited Partnership (QSLP), collectively known as Quebec Silicon. The Company will operate Quebec Silicon’s silicon metal plant located in Becancour, Quebec with its joint venture partner Dow Corning.

See note 3 (Business Combinations) for additional information regarding business combinations.

(2)	Summary of Significant Accounting Policies

a.  Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and present the accounts of Globe Specialty Metals, Inc. and its consolidated subsidiaries. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting. For investments in which the Company does not have significant influence, the cost method of accounting is used.

All intercompany balances and transactions have been eliminated in consolidation.

b.  Use of Estimates

The Company prepares its consolidated financial statements in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. The Company based its estimates and judgments on historical experience, known or expected trends and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

Refer to note 3 (Business Combinations) and note 17 (Stockholders’ Equity) for supplemental disclosures of noncash investing and financing activities.

f.  Inventories

Cost of inventories is determined by the first-in, first-out method or, in certain cases, by the average cost method. Inventories are valued at the lower of cost or market value. Circumstances may arise (e.g., reductions in market pricing, obsolete, slow moving or defective inventory) that require the carrying amount of our inventory to be written down to net realizable value. The Company estimates market and net realizable value based on current and future expected selling prices, as well as expected costs to complete, including utilization of parts and supplies in the manufacturing process.

g.  Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Depreciation is calculated using the straight-line method based on the estimated useful lives of assets. The estimated useful lives of property, plant, and equipment are as follows:

Range of
Useful Lives
Asset Type:
Land improvements and land use rights	20 to 36 years
Buildings	35 to 40 years
Manufacturing equipment	5 to 25 years
Furnaces	10 to 20 years
Other	2 to 10 years

Costs that do not extend the life of an asset, materially add to its value, or adapt the asset to a new or different use are considered repair and maintenance costs and expensed as incurred.

Costs for mineral properties, which are incurred to expand capacity of operating mines, are capitalized and charged to operations based on the units-of production method over the estimated proven and probable reserve tons and based on the average useful life of the mine, respectively. Mine development costs include costs incurred for site preparation and development of the mines during the development stage, and are charged to operations on a straight-line basis over the estimated operational life of the mine.

h.  Business Combinations

When the Company acquires a business, the purchase price is allocated based on the fair value of tangible assets and identifiable intangible assets acquired, and liabilities assumed. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Goodwill as of the acquisition date is measured as the residual of the excess of the consideration transferred, plus the fair value of any noncontrolling interest in the acquiree at the acquisition date, over the fair value of the identifiable net assets acquired. If the fair value of the net assets acquired exceeds the purchase price, the resulting bargain purchase is recognized as a gain in the consolidated statement of operations. Prior to the adoption of ASC Subtopic 805-10, Business Combinations (ASC 805-10), the resulting negative goodwill was allocated as a pro rata reduction of the values of acquired nonmonetary assets. The Company generally engages independent, third-party appraisal firms to assist in determining the fair value of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates are inherently uncertain. For all acquisitions, operating results are included in the consolidated statement of operations from the date of acquisition.

i.  Goodwill and Other Intangible Assets

Goodwill as of the acquisition date is measured as the residual of the excess of the consideration transferred, plus the fair value of any noncontrolling interest in the acquiree at the acquisition date, over the fair value of the identifiable net assets acquired. Impairment testing for goodwill is done at a reporting unit level. In accordance with ASC Topic 350, Intangibles — Goodwill and Other (ASC 350), goodwill is tested for impairment annually at the end of the third quarter, and will be tested for impairment between annual tests if an event occurs or circumstances change that more likely than not would indicate the carrying amount of a reporting unit may be impaired. Reporting units are at the reportable segment level, or one level below the reportable segment level for our GMI and Other reportable segments, and are aligned with our management reporting structure. Goodwill relates and is assigned directly to a specific reporting unit.

Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds the implied fair value of goodwill of the reporting unit. Refer to note 3 (Business Combinations) and note 7 (Goodwill and Other Intangibles) for additional information.

Trade names have indefinite lives and are not amortized but rather tested annually for impairment and written down to fair value as required.

j.  Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The Company considers various factors in determining whether an impairment test is necessary, including among other things, a significant or prolonged deterioration in operating results and projected cash flows, significant changes in the extent or manner in which assets are used, technological advances with respect to assets which would potentially render them obsolete, our strategy and capital planning, and the economic climate in the markets we serve. When estimating future cash flows and if necessary, fair value, the Company makes judgments as to the expected utilization of assets and estimated future cash flows related to those assets, considering historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and other information available at the time the estimates are made.

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

Refer to note 19 (Share-Based Compensation) for further information on the Company’s accounting for share-based compensation.

l.  Income Taxes

The Company’s deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, and applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. If management determines it is more-likely-than-not that a portion of the Company’s deferred tax assets will not be realized, a valuation allowance is recorded. The provision for income taxes is based on domestic (including federal and state) and international statutory income tax rates in the tax jurisdictions where the Company operates, permanent differences between financial reporting and tax reporting, and available credits and incentives.

Significant judgment is required in determining income tax provisions and tax positions. The Company may be challenged upon review by the applicable taxing authorities, and positions taken may not be sustained. All, or a portion of, the benefit of income tax positions are recognized only when the Company has made a determination that it is more-likely-than-not that the tax position will be sustained based upon the technical merits of the position. For tax positions that are determined as more-likely-than-not to be sustained, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The accounting for uncertain income tax positions requires consideration of timing and judgments about tax issues and potential outcomes, and is a subjective estimate. In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties. If actual outcomes differ materially from these estimates, they could have a material impact on the Company’s results of operations and financial condition. Interest and penalties related to uncertain tax positions are recognized in income tax expense.

m.  Financial Instruments

The Company accounts for derivatives and hedging activities in accordance with ASC Topic 815, Derivatives and Hedging (ASC 815). ASC 815 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company has used interest rate caps and interest rate swaps to manage interest rate exposures on the long-term debt discussed in note 10 (Debt), a power hedge to manage commodity price risk, and foreign exchange forward and option contracts to manage foreign currency exchange exposures as discussed in note 13 (Derivative Instruments).

n.  Recent Accounting Pronouncements

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

Quebec Silicon:

On June 13, 2012, the Company closed its acquisition of Becancour Silicon Metal Inc.'s (BSI) 51% equity interest in Quebec Silicon Limited Partnership (QSLP) and other working capital assets, collectively known as Quebec Silicon. The acquisition was financed using $31,800 from the Company's $300,000 revolving credit facility discussed in note 10 (Debt) and $8,803 cash.  During the year ended June 30, 2013, the purchase price was finalized based on working capital at the date of acquisition, of which resulted in the Company paying additional consideration in the amount of $1,346. The Company operates Quebec Silicon’s silicon metal plant and purchases approximately 51% of its finished goods output at a price approximately equal to the fully loaded cost of production and sells the material to third party customers. Dow Corning has the right to purchase the other 49% of the plant's output at a price approximately equal to the fully loaded cost of production. This arrangement is similar to the Company's existing joint venture with Dow Corning at its Alloy, West Virginia plant.  The Company engaged a third-party valuation firm to assist in the process of determining the fair value of certain asserts acquired and the noncontrolling interest. The fair value of the noncontrolling interest was determined to be 49% of the net assets acquired less a discount for lack of control and marketability based upon empirical studies and company specific factors. The Company finalized the purchase price allocation in June 2013, recording zero goodwill in connection with the acquisition. The results of the businesses acquired are included in the GMI operating segment.

Step Acquisition:

On December 20, 2012, the Company closed its stock purchase of the remaining 50% interest in an existing equity investment. The total purchase price was $5,000, of which $4,500 was financed using cash on hand and the remaining $500 is subject to the finalization of the working capital settlement. The Company recognized a gain of approximately $1,655 on the fair value remeasurement (based on the transaction price) of its existing 50% equity investment.  Based on the preliminary purchase price allocation, goodwill totaling $3,205 has been recorded and has been assigned to the GMI operating segment.

(4)             Inventories

Inventories comprise the following at June 30:

	2013	2012
Finished goods	$35,015	41,550
Work in process	4,133	403
Raw materials	47,919	62,957
Parts and supplies	14,130	14,531
Total	$101,197	119,441

At June 30, 2013, $93,320 in inventory is valued using the first-in, first-out method and $7,877 using the average cost method. At June 30, 2012, $112,418 in inventory is valued using the first-in, first-out method and $7,023 using the average cost method. During the year ended June 30, 2013, the Company recorded inventory write-downs totaling $1,922 due to expected lower net realizable values for certain Solsil inventories. These write-downs have been recorded in cost of goods sold.

(5)             Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets comprise the following at June 30:

	2013	2012
Income tax receivables	$9,508	6,450
Value added and other non-income tax receivables	3,847	4,370
Other	12,983	12,414
Total	$26,338	23,234

(6)	Property, Plant, and Equipment

Property, plant, and equipment, net is comprised of the following at June 30:

	2013	2012
Land, land improvements, and land use rights	$9,085	10,831
Buildings and improvements	87,486	76,395
Machinery and equipment	196,915	175,305
Furnaces	202,444	193,055
Mineral reserves	55,843	55,843
Mine development	4,863	4,058
Other	11,279	4,852
Construction in progress	6,786	23,616
Property, plant, and equipment, gross	574,701	543,955
Less accumulated depreciation, depletion and amortization	(152,254)	(111,194)
Property, plant, and equipment, net	$422,447	432,761

Depreciation, depletion and amortization expense for the year ended June 30, 2013 was $46,621, of which $45,543 is recorded in cost of goods sold and $1,078 is recorded in selling, general, and administrative expenses, respectively. Depreciation, depletion and amortization expense for the year ended June 30, 2012 was $34,848, of which $34,083 is recorded in cost of goods sold and $765 is recorded in selling, general, and administrative expenses, respectively. Depreciation, depletion and amortization expense for the year ended June 30, 2011 was $25,055, of which $24,330 is recorded in cost of goods sold and $725 is recorded in selling, general, and administrative expenses, respectively.

Capitalized interest for the years ended June 30, 2013, 2012, and 2011 was $9, $24, and $52, respectively.

(7)	Goodwill and Other Intangibles

Goodwill and other intangibles presented below have been allocated to the Company’s operating segments.

a.  Goodwill

Changes in the carrying amount of goodwill, by reportable segment, during the years ended June 30 are as follows:

		Globe
	GMI	Metales	Solsil	Other	Total
Balance at June 30, 2011
Goodwill	$31,529	14,313	57,656	7,661	111,159
Accumulated impairment loss	—	—	(57,656)	—	(57,656)
	31,529	14,313	—	7,661	53,503
Quebec Silicon acquisition	3,063	—	—	—	3,063
Foreign exchange rate changes	(1)	—	—	175	174
Balance at June 30, 2012
Goodwill	34,591	14,313	57,656	7,836	114,396
Accumulated impairment loss	—	—	(57,656)	—	(57,656)
	$34,591	14,313	—	7,836	56,740
Goodwill impairment	—	(6,000)	—	(7,130)	(13,130)
Quebec Silicon purchase price allocation adjustments	(3,063)	—	—	—	(3,063)
Step acquisition	3,205	—	—	—	3,205
Foreign exchange rate changes	1	—	—	(576)	(575)
Balance at June 30, 2013
Goodwill	34,734	14,313	57,656	7,260	113,963
Accumulated impairment loss	—	(6,000)	(57,656)	(7,130)	(70,786)
	$34,734	8,313	—	130	43,177

b.  Other Intangible Assets

 There were no changes in the value of the Company’s indefinite lived intangible assets during the years ended June 30, 2013 or 2012. The trade name balance is $477 at June 30, 2013 and 2012.

 c. Annual Impairment Tests

The Company performed its annual goodwill and indefinite-lived intangible asset tests as of February 28, 2013. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, goodwill is tested for impairment annually and is tested for impairment between annual tests if an event occurs or circumstances change that more likely than not would indicate the carrying amount of a reporting unit may be impaired. Impairment testing for goodwill is done at a reporting unit level. The valuation of the Company’s reporting units requires significant judgment in evaluation of overall market conditions, estimated future cash flows, discount rates and other factors.

Yonvey Goodwill

During the year, the Company recognized an impairment charge to write-off goodwill associated with its electrode business in China (Yonvey) as a result of delays in the Company’s ability to develop a new production method that caused it to revise its expected future cash flows. In estimating the fair value of Yonvey, the Company considered cash flow projections using assumptions about, among other things, overall market conditions and successful cost rationalization initiatives (principally through the development of new production methods that will enable sustainable quality and pricing). The Company made a downward revision in the forecasted cash flows from its Yonvey reporting unit which resulted in an impairment of the entire goodwill balance of approximately $7,775 (impairment charge of $7,130, net of adjustments for foreign exchange rate changes). The impairment charge is recorded within the Other reporting segment. As of June 30, 2013, the carrying value of the property, plant and equipment at Yonvey is expected to be recovered by the undiscounted future cash flows associated with the asset group. Yonvey is currently testing new raw materials for use in new production methods. Deterioration in overall market conditions, or the Company’s inability to execute its cost rationalization initiatives (through development of new production methods or other means) could have a negative effect on these assumptions, and might result in an impairment of Yonvey’s long lived assets in the future.

Metales Goodwill

During the year ended June 30, 2013, in connection with our annual goodwill impairment test, the Company recognized an impairment charge of $6,000 related to the partial impairment of goodwill at its silicon-based alloy business in Argentina (Metales) resulting from sustained sales price declines that caused the Company to revise its expected future cash flows. The impairment charge is recorded within the Metales reporting segment. Fair value was estimated based on discounted cash flows and market multiples. Estimates under the Company’s discounted income based approach involve numerous variables including anticipated sales price and volumes, cost structure, discount rates and long term growth that are subject to change as business conditions change, and therefore could impact fair values in the future. As of June 30, 2013, the fair value of Metales’ reporting unit exceeded the carrying value of the reporting unit by less than 10%. The remaining goodwill is $8,313 as of June 30, 2013.

Other

Other than the Yonvey and Metales charges discussed above, no adjustments to the remaining carrying amounts of goodwill and indefinite-lived intangible assets were required.

(8)             Impairment of Long-Lived Assets

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

Solsil Long-Lived Assets

In recent years, Solsil has been focused on research and development projects and was not producing material for commercial sale. Although the Company expected to expand operations through the construction of new facilities using new technologies, the falling prices of polysilicon make further research and development pursuits commercially not viable. During the year, the Company recognized an impairment charge of $18,452 to write-off equipment related to Solsil as a result of its decision to indefinitely take these assets out of service which was done, in response to sustained pricing declines that have rendered its production methods uneconomical. The amount of the impairment charge was determined by comparing the estimated fair value of the assets using an in-exchange premise (assumed to be zero) to their carrying amount. The impairment is recorded within the Solsil reporting segment.

Nigeria Exploration Licenses

In 2011, the Company acquired exploration licenses related to certain mines located in Nigeria, which granted it the right to explore for, among other things, manganese ore, a raw material used in the production of certain silicon and manganese based alloys. During the year, based upon difficulties encountered in gaining secure access to the mines, the Company determined that exploration of these mines is not feasible and has decided to abandon its plan to conduct exploration activities. Accordingly, the Company recognized an impairment charge of $16,935 (representing the aggregate carrying amount of the licenses). The impairment has been recorded to the Corporate segment.

(9)             Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates comprise the following:

		Balance at	Balance at
	Ownership	June 30,	June 30,
	Interest	2013	2012
Equity method investment:
Norchem		$—	3,244
Other cost investments:
Inversora Nihuiles S.A.(a)	9.75%	3,067	3,067
Inversora Diamante S.A.(b)	8.40%	2,906	2,906
Total		$5,973	9,217

(a) This entity owns a 51% interest in Hidroelectrica Los Nihuiles S.A., which is a hydroelectric company in Argentina.
(b) This entity owns a 59% interest in Hidroelectrica Diamante S.A., which is a hydroelectric company in Argentina.

As of June 30, 2012, the Company owned 50% equity interest in Norchem, and purchased the remaining 50% interest in Norchem on December 20, 2012 as discussed in note 3 (Business Combinations).  Equity income from our Norchem investment was $101, $577, and $455, respectively, for the years ended June 30, 2013, 2012, and 2011, which is included in other income.

(10)             Debt

a.  Short-Term Debt

Short-term debt comprises the following:

		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line
June 30, 2013:
Type debt:
Export financing	$—	NA	$9,690
Other	284	7.00%	—
Total	$284		$9,690

June 30, 2012:
Type debt:
Export financing	$—	NA	$9,269
Other	317	5.00%	—
Total	$317		$9,269

Export Financing Agreements — The Company’s Argentine subsidiary maintains various short-term export financing agreements. Generally, these arrangements are for periods ranging between seven and eleven months, and require the Company to pledge as collateral certain export accounts receivable.

b.  Revolving Credit Agreements

A summary of the Company’s revolving credit agreements at June 30, 2013 is as follows:

		Weighted
	Outstanding	Average	Unused	Total
	Balance	Interest Rate	Commitment	Commitment
Revolving multi-currency credit facility	$130,250	2.45%	$169,010	300,000
Revolving credit facility	9,000	2.34%	11,000	20,000
Revolving credit agreement	—	5.00%	14,270	14,270

On May 31, 2012 the Company entered into a credit agreement which provided for a $300,000 five-year revolving multi-currency credit facility including provisions for the issuance of standby letters of credit, a $10,000 sublimit for swingline loans and a $25,000 sublimit letter of credit facility. The credit facility refinanced existing debt and closing costs of $96,550 and financed the acquisition of Quebec Silicon of $31,800. At the Company’s election, the credit facility could be increased from time to time by an amount up to $125,000 in the aggregate; such increase may be in the form of term loans or increases in the revolving credit line. The agreement contained provisions for adding domestic and foreign subsidiaries of the Company as additional borrowers under the credit facility. The agreement was scheduled to terminate on May 31, 2017 and requires no scheduled prepayments before that date.

On May 7, 2013 the Company amended its $300,000 multi-currency revolving credit agreement with the consent and approval of the lenders.  The credit agreement was amended to allow, at the Company’s option, the ability to pay a dividend before June 30, 2013, subject to approval by the Company’s Board of Directors, and to modify the conditions under which dividends can be paid in fiscal 2014.

Interest on borrowings under the credit agreement is payable, at the Company’s election, at either (a) a base rate (the higher of (i) the U.S. federal funds rate plus 0.50% per annum, (ii) the Administrative Agent’s prime rate or (iii) an adjusted London Interbank Offered Rate for loans with a one month interest period plus 1.00% per annum plus a margin ranging from 0.75% to 1.50% per annum (such margin determined by reference to the leverage ratio set forth in the credit agreement), or (b) the adjusted London Interbank Offered Rate plus a margin ranging from 1.75% to 2.50% per annum (such margin determined by reference to the leverage ratio set forth in the credit agreement). Certain commitment fees are also payable under the credit agreement. The credit agreement contains various covenants. They include, among others, a maximum total debt to earnings before income tax, depreciation and amortization ratio, a minimum interest coverage ratio and a maximum capital expenditures covenant. The credit facility is guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). Borrowings under the credit agreement are collateralized by substantially all of the assets of the Company and the Guarantors, including certain real property, equipment, accounts receivable and inventory and the stock of certain of the Company’s and the Guarantors’ subsidiaries. The Company was in compliance with the credit agreement covenants at June 30, 2013, except for the capital expenditures covenant.  As discussed in note 24 (Subsequent Events), on August 20, 2013, the credit agreement was replaced with a new $300,000 revolving credit facility. Accordingly, amounts outstanding under the credit agreement have been classified according to the terms of the new revolving credit facility.

At June 30, 2013, there was a $130,250 balance outstanding on the revolving multi-currency credit facility. The total commitment outstanding on this credit facility includes $440 of outstanding letters of credit associated with supplier contracts and $300 of outstanding letters of credit associated with economic development.

On October 1, 2010, the Company entered into a revolving credit facility, which was amended on March 5, 2012 and further amended on June 28, 2013, which provides for a $20,000 revolving credit facility. Total borrowings under this revolving credit facility were $9,000 at June 30, 2013. Interest on advances under the revolving credit facility accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. The credit facility is subject to certain restrictive and financial covenants, which include limits on additional debt, a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization and minimum net worth. The Company was in compliance with the loan covenants at June 30, 2013. Although the credit agreement terminates on December 31, 2014, the Company classifies borrowings under this revolving credit facility in current liabilities as the Lender can demand repayment at will.

The Company’s subsidiary, Quebec Silicon, entered into a revolving credit agreement dated October 1, 2010, amended on November 23, 2011 and further amended and restated on September 20, 2012, which provides for up to $15,000 Canadian Dollars to fund Quebec Silicon’s working capital requirements. Funding under the revolving credit agreement is available upon request at any time, up to the full amount of the unused credit commitment and subject to continued compliance with the terms of the agreement. Interest on borrowings under the credit agreement is payable at a variable rate of Canadian prime plus 2.00% (5.00% at June 30, 2013), payable quarterly. The credit agreement expires on September 20, 2015, and may be terminated earlier, at the lender’s discretion subject to certain change in ownership conditions being met. All of Quebec Silicon’s assets, properties and revenues have been pledged as security for Quebec Silicon’s obligations under the revolving credit agreement. As of June 30, 2013, there was zero outstanding balance under the facility.

See note 13 (Derivative Instruments) for a discussion of derivative financial instruments entered into to reduce the Company’s exposure to interest rate fluctuations on outstanding debt.

d.  Fair Value of Debt

The recorded carrying values of our debt balances approximate fair value given our debt is at variable rates tied to market indicators or is short-term in nature.

(11)             Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities comprise the following at June 30:

	2013	2012
Liability classified stock awards	$17,530	—
Accrued wages, bonuses, and benefits	10,097	12,135
Acquired contract obligations	7,333	7,173
Current portion of capital lease obligations	2,630	2,544
Accrued professional fees	1,887	524
Current portion of retained acquisition contingencies	1,466	1,479
Accrued insurance	893	1,297
Accrued property taxes	885	1,149
Deferred revenue	77	4,909
Deferred taxes	49	49
Accrued income taxes	7	3,846
Other	6,032	5,497
Total	$48,886	40,602

(12)             Other Long-Term Liabilities

Other long-term liabilities comprise the following at June 30:

	2013	2012
Pension and postretirement benefits liability	$29,290	34,076
Capital lease obligations	9,195	11,742
Asset retirement obligations	6,773	3,424
Retained acquisition contingencies	4,613	4,931
Acquired contract obligations	3,755	10,949
Other	5,083	5,681
Total	$58,709	70,803

(13)             Derivative Instruments

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

Interest Rate Risk:

The Company is exposed to market risk from changes in interest rates on certain of its short-term and long-term debt obligations. The Company has historically utilized interest rate swaps and interest rate cap agreements to reduce our exposure to interest rate fluctuations. All interest rate derivatives were settled when the Company closed on the $300,000 revolving multi-currency credit facility discussed in note 10 (Debt).

Foreign Currency Risk:

The Company is exposed to market risk arising from changes in currency exchange rates as a result of its operations outside the United States, principally in Argentina, China and Canada. A portion of the Company’s net sales generated from its non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of the Company’s operating costs for its non-U.S. operations are denominated in local currencies, principally the Canadian dollar, Argentine peso and the Chinese renminbi. Consequently, the translated U.S. dollar value of the Company’s non-U.S. dollar net sales, and related accounts receivable balances, and its operating costs are subject to currency exchange rate fluctuations. Derivative instruments are not used extensively to manage this risk. At June 30, 2013, the Company had foreign exchange option contracts covering approximately 8,000 Euros, expiring at dates ranging from July 2013 to October 2013, at an average exchange rate of 1.35 Canadian dollar to 1.00 Euro, and foreign exchange forward contracts covering approximately 5,362 Euros, expiring at dates ranging from July 2013 to October 2013, at an average exchange rate of 1.33 US dollar to 1.00 Euro.

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

In June 2010, the Company entered into a power hedge agreement on a 175,440 MWh notional amount of electricity, representing approximately 20% of the total power required by our Niagara Falls, New York plant. This hedge covered our expected needs not supplied by the facility’s long-term power contract over the term of the hedge agreement. The notional amount decreased equally per month through the agreement’s expiration on June 30, 2012. Under the power hedge agreement, the Company fixed the power rate at $39.60 per MWh over the life of the contract. In October 2010, the Company entered into a power hedge agreement on an 87,600 MWh notional amount of electricity, also for power required at our Niagara Falls, New York plant. The notional amount decreased equally per month from the agreement’s July 1, 2012 effective date through its expiration on June 30, 2013. Under this power hedge agreement, the Company fixed the power rate at $39.95 per MWh over the life of the contract.

The effect of the Company’s derivative instruments on the consolidated statements of operations is summarized in the following table:

	(Loss) Gain Recognized
	During
	the Years Ended June 30			Location
	2013	2012	2011	of (Loss) Gain
Interest rate derivatives	$—	(119)	(252)	Interest expense
Foreign exchange forward and option contracts	(701)	20	(190)	Foreign exchange (loss) gain
Power hedge	424	(1,272)	173	Cost of goods sold

The fair values of the Company’s derivative instruments at June 30, 2013 are summarized in note 20 (Fair Value Measures). The asset associated with the Company’s foreign exchange forward and option contracts of $251 are included in prepaid and other current assets. The company holds no power hedges or interest rate derivatives at June 30, 2013.

(14)             Benefit Plans

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

The Company’s funding policy has been to contribute, as necessary, an amount in excess of the minimum requirements in order to achieve the Company’s long-term funding targets. During the years ended June 30, 2013 and 2012, the Company made contributions of $3,561 and $2,482, respectively, to the pension plans.

The Company uses a June 30 measurement date for these defined benefit plans.

Benefit Obligations and Funded Status — The following provides a reconciliation of the benefit obligations, plan assets, and funded status of the plans at June 30, 2013 and 2012:

	Pension Plans		Nonpension Postretirement Plan
	2013	2012	2013	2012
Change in benefit obligations:
Benefit obligations at beginning of year	$61,595	30,218	$11,906	—
Acquisition of business	—	23,827	—	11,906
Interest cost	2,571	1,553	617	—
Service cost	893	102	1,172	—
Amendments	—	465	—	—
Employee contributions	219	—	—	—
Actuarial (gain) loss	(2,602)	6,860	72	—
Benefits paid	(2,465)	(1,430)	(76)	—
Effect of exchange rate changes	(669)	—	(375)	—
Benefit obligations at end of year	$59,542	61,595	$13,316	11,906

Change in plan assets:
Fair value of plan assets at beginning of year	$39,425	22,502	$—	—
Acquisition of business	—	14,328	—	—
Actual gain on plan assets	3,282	1,543	—	—
Employer contributions	3,485	2,482	76	—
Employee contributions	219	—	—	—
Benefits paid	(2,465)	(1,430)	(76)	—
Expenses paid	(85)	—	—	—
Effect of exchange rate changes	(454)	—	—	—
Fair value of plan assets at end of year	$43,407	39,425	$—	—

Funded status at end of year:
Fair value of plan assets	$43,407	39,425	$—	—
Benefit obligations	59,542	61,595	13,316	11,906
Funded status	$(16,135)	(22,170)	$(13,316)	(11,906)

Amounts recognized in the consolidated balance sheet consist of:
Noncurrent liability	$(16,135)	(22,170)	$(13,155)	(11,802)
Current liability	—	—	(161)	(104)
Accumulated other comprehensive loss	11,884	16,958	67	—

All of our pension and postretirement plans are underfunded, and have been underfunded for all years presented. The amounts recognized in other comprehensive (loss) income consist entirely of net actuarial loss during the years ended June 30, 2013, 2012, and 2011 and totaled ($5,007), ($6,652), and $1,066, respectively.

At June 30, 2013 and 2012, the accumulated benefit obligations were $59,542 and $61,595, respectively, for defined benefit pension plans and $13,316 and $11,906, respectively, for the defined postretirement benefit plan.

Net Periodic Pension Expense — The components of net periodic pension expense for the Company’s defined benefit pension and postretirement plans are as follows:

	Pension Plans			Nonpension Postretirement Plans
	2013	2012	2011	2013	2012	2011
Interest cost	$2,571	1,553	1,439	$617	—	—
Service cost	893	102	144	1,172	—	—
Expected return on plan assets	(2,516)	(1,737)	(1,487)	—	—	—
Amortization of net loss	1,608	866	678	—	—	—
Net periodic pension expense	$2,556	784	774	$1,789	—	—

In fiscal year 2014, actuarial net losses of approximately $1,346 are expected to be recognized into periodic benefit cost from accumulated other comprehensive loss.

Assumptions and Other Data — The assumptions used to determine benefit obligations at June 30, 2013 and 2012 follow:

	Pension Plans		Nonpension Postretirement Plans
	2013	2012	2013	2012
Discount rate	4.25 to 4.75%	3.50 to 5.00%	4.85%	5.10%

The discount rate used in calculating the present value of our pension plan obligations is developed based on the Citigroup Pension Discount Curve for both the GMI plans and Core Metals plan, and the Mercer Yield Curve for Quebec Silicon pension and postretirement benefit plans and the expected cash flows of the benefit payments.

The assumptions used to determine net periodic expense for the Company’s defined benefit pension plans for years ended June 30, 2013, 2012, and 2011 are as follows:

	Pension Plans			Nonpension Postretirement Plans
	2013	2012	2011	2013	2012	2011
Discount rate	3.50 to 5.00%	5.00 to 5.30%	5.25%	5.10%	—	—
Expected return on plan assets	5.70 to 7.00%	5.50 to 8.00%	8.00 to 8.50%	NA	NA	NA

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

The Company expects to make discretionary contributions of approximately $3,289 to the defined benefit pension and postretirement plans for the year ending June 30, 2014.

The following reflects the gross benefit payments that are expected to be paid for the benefit plans for the years ended June 30:

	Pension Plans	Nonpension Postretirement Plans
2014	$2,718	$161
2015	2,890	206
2016	3,114	247
2017	3,306	300
2018	3,431	333
Years 2019-2023	17,634	2,186

      The accumulated nonpension postretirement benefit obligation has been determined by application of the provisions of the Company’s health care and life insurance plans including established maximums, relevant actuarial assumptions and health care cost trend rates projected at 7.5% for fiscal 2013 and decreasing to an ultimate rate of 4.5% in fiscal 2033. The effect of a 1% increase in health care cost trend rate on nonpension postretirement net periodic benefit costs and the benefit obligations is $483 and $3,132, respectively. The effect of a 1% decrease in health care cost trend rate on nonpension postretirement net periodic benefit costs and the benefit obligation is ($359) and ($2,390), respectively.

The Company’s overall strategy is to invest in high-grade securities and other assets with a limited risk of market value fluctuation. In general, the Company’s goal is to maintain the following allocation ranges:

Equity securities	55 to 70%
Fixed income securities	30 to 40%
Real estate	5 to 10%

The fair values of the Company’s pension plan assets as of June 30, 2013 are as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
	(Level 1)	(Level 2)	Total
Cash and cash equivalents	$494	—	494
Equity securities:
Domestic equity mutual funds	5,097	—	5,097
International equity mutual funds	4,252	—	4,252
Commingled domestic equity funds	—	3,968	3,968
Commingled international equity funds	—	8,111	8,111
Fixed income securities:
Fixed income mutual funds	9,253	—	9,253
Commingled fixed income funds	—	11,199	11,199
Real estate mutual funds	1,033	—	1,033
Total	$20,129	23,278	43,407

The fair values of the Company’s pension plan assets as of June 30, 2012 are as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
	(Level 1)	(Level 2)	Total
Cash and cash equivalents	$418	—	418
Equity securities:
Domestic equity mutual funds	4,307	—	4,307
International equity mutual funds	3,707	—	3,707
Commingled domestic equity funds	—	3,253	3,253
Commingled international equity funds	—	6,339	6,339
Fixed income securities:
Fixed income mutual funds	9,348	—	9,348
Commingled fixed income funds	—	11,082	11,082
Real estate mutual funds	971	—	971
Total	$18,751	20,674	39,425

See note 20 (Fair Value Measures) for additional disclosures related to the fair value hierarchy. The Company held no level 3 assets during the year.

b.  Other Benefit Plans

The Company administers healthcare benefits for certain retired employees through a separate welfare plan requiring reimbursement from the retirees.

The Company’s subsidiary, GMI, provides two defined contribution plans (401(k) plans) that allow for employee contributions on a pretax basis. During fiscal year 2008, the Company agreed to match 25% of participants’ contributions up to a maximum of 6% of compensation. Company matching contributions for the years ended June 30, 2013, 2012, and 2011 were $344, $330, and $202, respectively. Additionally, subsequent to the acquisition of Core Metals as discussed in note 3 (Business Combinations), the Company began sponsoring the Core Metals defined contribution plan. Under the plan the Company may make discretionary payments to salaried and non-union participants in the form of profit sharing and matching funds. Company matching contributions for the years ended June 30, 2013, 2012, and 2011 were $95, $102, and $111, respectively.

Other benefit plans offered by the Company include a Section 125 cafeteria plan for the pretax payment of healthcare costs and flexible spending arrangements.

(15)             Income Taxes

The sources of (loss) income before provision for income taxes and income attributable to noncontrolling interest for the years ended June 30, 2013, 2012, and 2011 were as follows:

	2013	2012	2011
U.S. operations	$17,541	73,859	87,096
Non-U.S. operations	(34,616)	12,777	5,618
Total	$(17,075)	86,636	92,714

The components of current and deferred income tax expense (benefit) are as follows:

	2013	2012	2011
Current:
Federal	$3,120	13,506	16,113
State	696	1,996	1,982
Foreign	2,459	3,946	4,355
Total current	6,275	19,448	22,450

Deferred:
Federal	2,440	8,257	12,622
State	(5,568)	1,244	1,107
Foreign	(413)	(189)	(191)
Total deferred	(3,541)	9,312	13,538
Total provision for income taxes	$2,734	28,760	35,988

The following is a reconciliation, stated in percentage, of the U.S. statutory federal income tax rate to our effective tax rate for the years ended June 30, 2013, 2012, and 2011:

	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	7.5	2.4	2.6
Foreign rate differential	(9.0)	(1.8)	0.7
Change in valuation allowance	3.4	1.1	(0.2)
Goodwill and other asset impairments	(57.4)	—	—
Domestic production activities deduction	1.7	(1.9)	(1.7)
Norchem acquisition	9.6	—	—
Foreign non-deductible loss	(10.9)	0.2	0.3
Uncertain tax position changes	(4.0)	(0.3)	1.5
Noncontrolling interest	5.3	(1.4)	(1.1)
Other	2.8	(0.1)	1.7
Effective tax rate	(16.0%)	33.2%	38.8%

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

We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. That excess totaled $57,076 as of June 30, 2013. The determination of the additional deferred taxes that have not been provided is not practicable.

Significant components of the Company’s deferred tax assets and deferred tax liabilities at June 30, 2013 and 2012 consist of the following:

	2013	2012
Deferred tax assets:
Inventories	$2,960	3,676
Accounts receivable	410	198
Accruals	11,167	9,322
Deferred revenue	118	178
Net operating losses and other carryforwards	20,069	16,223
Share-based compensation	9,745	5,104
Other	3,827	901
Gross deferred tax assets	48,296	35,602
Valuation allowance	(12,559)	(10,340)
Net deferred tax assets	35,737	25,262
Deferred tax liabilities:
Fixed assets	(59,123)	(46,257)
Prepaid expenses	(1,615)	(1,861)
Other	(794)	(1,147)
Total deferred tax liabilities	(61,532)	(49,265)
Net deferred tax liabilities	$(25,795)	(24,003)

A portion of the Company’s net operating loss carry forwards (NOLs) are subject to various limitations and expire at various dates in the future as follows:

	Amount	Expires
Federal	$21,598	2024 through 2026
State	103,859	2014 through 2032
Foreign	15,017	2014 through 2022

The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. For the year ended June 30, 2013, the increase in the valuation allowance of $2,219 was primarily attributable to a full valuation allowance established for tax losses sustained due to the recognition of an impairment charge of $16,935 associated with exploration licenses in Nigeria and the establishment of a full valuation allowance on net operating losses generated in China in fiscal year 2013, net of a reduction in the valuation allowance associated with state tax credits (due to an updated assessment regarding the likelihood of realization in the future).

The total valuation allowance at June 30, 2013 and 2012 is $12,559, and $10,340, respectively, relates to the following:

	2013	2012
Federal NOLs	$4,100	4,100
State NOLs	1,145	857
Foreign NOLs	6,945	2,787
Federal credits	236	236
State credits	133	2,360
Total	$12,559	10,340

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. The Company’s principal jurisdictions include the U.S., Canada, Argentina, and China. The number of open tax years subject to examination varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions and the related open tax years subject to examination are as follows: the U.S. from 2010 to present, Canada from 2012, Argentina from 2008 to present, and China from 2010 to present.

The following is a tabular reconciliation of the total amount of unrecognized tax benefits for the year, excluding interest and penalties:

	2013	2012	2011
Balance at the beginning of the year	$522	774	2,039
Gross increases for prior year tax positions	659	—	206
Gross decreases for prior year tax positions	—	(252)	(1,471)
Lapse in statute of limitations	(66)	—	—
Balance at the end of the year	$1,115	522	774

Interest and penalties related to uncertain tax positions are recognized in income tax expense. Included in our liability for uncertain tax positions are interest and penalties of $170, $76, and $145 for the years ended June 30, 2013, 2012, and 2011, respectively. For the years ended June 30, 2013, 2012, and 2011, we recognized $98, $42, and ($149), respectively, of interest and penalties in income tax benefit/provision. The Company believes that it is reasonably possible that approximately $320 of its uncertain tax position liability at June 30, 2013 may be recognized within the next twelve months. The portion of uncertain tax positions as of June 30, 2013 that would, if recognized, impact the effective tax rate was $1,115, $522, and $774 as of June 30, 2013, 2012, and 2011, respectively.

(16)             Commitments and Contingencies

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

b.  Environmental Contingencies

It is the Company’s policy to accrue for costs associated with environmental assessments, remedial efforts, or other environmental liabilities when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. When a liability for environmental remediation is recorded, such amounts will be recorded without giving effect to any possible future recoveries. At June 30, 2013, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

c.  Asset Retirement Obligations

As of June 30, 2013 and 2012, the Company has recorded asset retirement obligation accruals for mine reclamation and preparation plant closure costs totaling $6,898 and $5,731, respectively. There were no assets that were legally restricted for purposes of settling asset retirement obligations at June 30, 2013 or 2012.

d.  Employee Contracts

As of June 30, 2013, the Company had 1,353 employees. The Company’s total employees consist of 442 salaried employees and 911 hourly employees, and include 499 unionized employees. 36.9% of the workforce is covered by collective bargaining agreements and 19.9% of the workforce is covered by collective bargaining agreements expiring within one year of June 30, 2013. As of June 30, 2013 the Company exercised its right to lockout its 142 union employees from its Canadian affiliate, Quebec Silicon Limited Partnership.

e.  Power Supply Agreements

Electric power is a major cost of the Company’s production process as large amounts of electricity are required to operate arc furnaces. A summary of electric power supply agreements follows:

Facility	Supplier	Terms	Price Structure	Capacity
Alloy, West Virginia	Appalachian Power	Evergreen, 1-year termination notice	Published tariff rate	110 MW interruptible
Alloy, West Virginia	Brookfield Power	Through December 31, 2021	Fixed rate	100 MW (hydro power)
Beverly, Ohio	American Electric Power	Through December 31, 2018	Published tariff rate	2.5 MW firm 85 MW interruptible
Niagara Falls, New York	Niagara Mohawk Power Corporation	Through September 30, 2021	Based on the EP and RP commodity agreement	32.6 MW replacement 7.3 MW expansion
Selma, Alabama	Alabama Power	Through December 31, 2014	Published tariff rate	2.15 MW firm 40.85 MW interruptible
Bridgeport, Alabama	Tennessee Valley Authority	Through April 30, 2020, 2-year termination notice	Fixed rate, reset annually	10MW firm 30MW interruptible
Becancour, Quebec	Hydro Quebec	Through July 22, 2014	Published tariff rate	7.0 MW firm 80 MW interruptible

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

f.  Joint Development Supply Agreement

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

g.  Lease Commitments

The Company leases certain machinery and equipment, automobiles, railcars and office space. For the years ended June 30, 2013, 2012, and 2011, lease expense was $4,038, $3,527, and $3,173, respectively.

Minimum rental commitments under noncancelable operating and capital leases outstanding at June 30, 2013 for the fiscal years of 2014 onward are as follows:

	2014	2015	2016	2017	2018	Thereafter
Operating lease obligations	$3,099	1,797	308	101	50	—
Capital lease obligations	2,582	2,462	2,525	2,243	260	1,753

(17)             Stockholders’ Equity

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

On May 1, 2013 the Company’s board of directors approved a share repurchase program that authorized the Company to repurchase up to $75,000 over an eight month period. As of June 30, 2013 no shares have been repurchased.

In connection with the Company’s acquisition of approximately 81% of Solsil in February 2008, 562,867 of the 5,628,657 shares issued to the former shareholders and option holders of Solsil were placed into escrow pending the attainment of certain milestones. In April 2008, 281,430 of these escrow shares were released based on the satisfaction of certain conditions. Upon expiration of the escrow period in February 2011, the remaining 281,437 escrow shares were returned to the Company and are now included in treasury stock at cost, which is equal to their par value.

d.  Noncontrolling Interest

Quebec Silicon Acquisition

As discussed in note 3, the Company recorded an increase in noncontrolling interest of $46,762 in association with the purchase of 51% interest in Quebec Silicon on June 13, 2012.  The Company recorded a decrease to noncontrolling interest of $3,102 in June 2013 to reflect final purchase price adjustments in association with the acquisition.

Yonvey Share Purchase

In January 2013, the Company purchased an additional 28% ownership interest in Yonvey for $2,330, bringing the Company’s ownership interest in Yonvey to 98%.

e. Dividend

On September 21, 2011, the Company’s board of directors approved a dividend of $0.20 per common share. The dividend, totaling $15,007, was paid on October 28, 2011, to stockholders of record as of October 14, 2011.

On August 17, 2012, the Company’s Board of Directors approved an annual dividend of $0.25 per common share, payable quarterly in September 2012, December 2012, March 2013 and June 2013. The September 2012 quarterly dividend of $0.0625 per share, totaling $4,691, was paid on September 19, 2012 to shareholders of record at the close of business on September 5, 2012. The December 2012 quarterly dividend of $0.0625 per share, totaling $4,691, was paid on December 14, 2012 to shareholders of record at the close of business on November 20, 2012. The Board of Directors approved an accelerated payment of the remaining annual quarterly dividends, and thus a dividend of $0.125 per share, totaling $9,412, was paid on December 28, 2012 to shareholders of record at the close of business on December 17, 2012. On February 4, 2013, the Company’s Board of Directors approved a dividend of $0.0625 per common share, totaling $4,706, which was paid March 25, 2013 to shareholders of record at the close of business at the close of business on March 15, 2013. On May 20, 2013, the Company’s Board of Directors approved a dividend of $0.0625 per common share, totaling $4,707, which was paid June 28, 2013 to shareholders of record at the close of business at the close of business on June 10, 2013.

f. Solsil Share Purchase

On December 6, 2011, the Company purchased all the shares held by one of Solsil’s minority partners for $150. Additionally, Solsil issued and sold new shares to the Company for $3,500. Subsequent to these stock purchase transactions the Company owns 97.25% of Solsil.

(18)             Earnings (Loss) Per Share

Basic earnings (loss) per common share are calculated based on the weighted average number of common shares outstanding during the years ended June 30, 2013, 2012, and 2011, respectively. Diluted earnings (loss) per common share assumes the exercise of stock options or the vesting of restricted stock grants, provided in each case the effect is dilutive.

The reconciliation of the amounts used to compute basic and diluted earnings (loss) per common share for the years ended June 30, 2013, 2012, and 2011 is as follows:

	2013	2012	2011
Basic (loss) earnings per share computation
Numerator:
Net (loss) income attributable to Globe Specialty Metals, Inc.	$(21,028)	54,570	52,808
Denominator:
Weighted average basic shares outstanding	75,206,656	75,038,674	74,924,947
Basic (loss) earnings per common share	$(0.28)	0.73	0.70
Diluted (loss) earnings per share computation
Numerator:
Net (loss) income attributable to Globe Specialty Metals, Inc.	$(21,028)	54,570	52,808
Denominator:
Weighted average basic shares outstanding	75,206,656	75,038,674	74,924,947
Effect of dilutive securities	—	1,585,218	1,699,398
Weighted average diluted shares outstanding	75,206,656	76,623,892	76,624,345
Diluted (loss) earnings per common share	$(0.28)	0.71	0.69

The following potential common shares were excluded from the calculation of diluted earnings (loss) per common share because their effect would be anti-dilutive:

	2013	2012	2011
Stock options and restricted stock grants	367,554	1,101,079	66,667

(19)             Share-Based Compensation

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

On August 17, 2012, the Board authorized the Company to offer to amend outstanding options representing the right to purchase shares issued to directors, officers and current employees pursuant to the Stock Plan, to permit these options alternatively to be settled for cash or exercised for the issuance of shares, at the election of the option holder. This modification of the outstanding options changed its classification from equity awards to liability awards and the fair value of the liability awards is remeasured at the end of each reporting period through settlement. For the year ended June 30, 2013, the remeasurement of compensation cost for liability classified awards was $14,654. The expense is reported within selling, general, and administrative expenses. These outstanding options are excluded from the weighted average diluted shares outstanding calculation in note 18 (Earnings (Loss) Per Share). The Company believes the outstanding options will be settled in cash.

At June 30, 2013, there were 479,977 shares available for grant. All option grants have maximum contractual terms ranging from 5 to 10 years. It is the Company’s policy to issue new shares to satisfy the requirements of its share-based compensation plan. The Company does not expect to repurchase shares in the future to support its share-based compensation plan.

During the year ended June 30, 2013, share-based compensation awards were limited to the issuance of 13,188 nonqualified stock options and 4,468 restricted stock grants. A summary of the changes in options outstanding under the Stock Plan for the years ended June 30, 2013, 2012, and 2011 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term in Years	Value
Outstanding as of June 30, 2010	4,266,442	$5.18
Granted	7,960	16.23
Exercised	(878,025)	6.28
Forfeited and expired	(6,250)	4.00
Outstanding as of June 30, 2011	3,390,127	$4.93

Outstanding as of June 30, 2011	3,390,127	$4.93
Granted	1,013,270	18.58
Exercised	(38,000)	5.12
Forfeited and expired	—	—
Outstanding as of June 30, 2012	4,365,397	$8.10

Outstanding as of June 30, 2012	4,365,397	$8.10
Granted	13,188	13.43
Exercised	(583,333)	4.03
Forfeited and expired	—	—
Outstanding as of June 30, 2013	3,795,252	$8.74	1.79	$17,452

Exercisable as of June 30, 2013	3,213,866	$6.99	1.53	$17,452

The weighted average grant date fair value of stock options granted during the years ended June 30, 2013, 2012, and 2011 was $4.55, $8.97, and $7.34, respectively. The total intrinsic value of options exercised during the years ended June 30, 2013, 2012, and 2011, was $6,061, $417, and $7,194, respectively.

A summary of the Company’s nonvested options as of June 30, 2013, and changes during the year ended June 30, 2013, is presented below:

		Weighted-Average
	Number of	Grant-Date Fair Value
	Options	Per Share
Nonvested as of June 30, 2012	828,208	$8.93
Granted	13,188	4.55
Vested	(260,010)	8.75
Forfeited and expired	—	—
Nonvested as of June 30, 2013	581,386	$8.91

The total fair value of shares vested during the years ended June 30, 2013, 2012, and 2011, was $2,275, $1,998, and $8,397, respectively. The 13,188 incentive stock options granted during the year ended June 30, 2013 vested and became exercisable on June 30, 2013.

The Company estimates the fair value of grants using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of stock option awards granted during the years ended June 30, 2013, 2012, and 2011:

	2013	2012	2011
Risk-free interest rate	0.15 to 1.38%	0.30 to 0.64%	0.72%
Expected dividend yield	2.30%	—	—
Expected volatility	29.89 to 59.90%	66.00 to 70.00%	73.20%
Expected term (years)	0.83 to 5.31	3.00 to 4.40	2.79

The risk-free interest rate is based on the yield of zero coupon U.S. Treasury bonds with terms similar to the expected term of the options. The expected dividend yield is estimated over the expected life of the options based on our historical annual dividend activity. Volatility reflects movements in our stock price over the most recent historical period equivalent to the expected life of the options. However, since historical trading data related to the Company’s common stock does not exceed the expected life of certain options, the expected volatility over the term of those options is estimated using the historical volatilities of similar companies. The expected forfeiture rate is zero as anticipated forfeitures are estimated to be minimal based on historical data. The expected term is the average of the vesting period and contractual term.

For the years ended June 30, 2013, 2012, and 2011, share-based compensation expense was $15,333 ($9,200 after tax), $2,482 ($1,338 after tax), and $4,462 ($2,407 after tax), respectively. The expense is reported within selling, general, and administrative expenses.

b. Executive Bonus Plan

In addition to share-based awards issued under the Stock Plan, the Company issues restricted stock units under the Company’s Executive Bonus Plan. These restricted stock units proportionally vest over three years, but are not delivered until the end of the third year. The Company will settle these awards by cash transfer, based on the Company’s stock price on the date of transfer. During the year ended June 30, 2013, there were 146,674 restricted stock units granted, and as of June 30, 2013, 634,041 restricted stock units were outstanding. For the year ended June 30, 2013, share-based compensation expense for these restricted stock units was $1,967 ($1,180 after tax). The expense is reported within selling, general, and administrative expenses. Of the $3,186 liability associated with these restricted stock units at June 30, 2013, $322 is included in accrued expenses and other current liabilities and $2,864 is included in other long-term liabilities.

c. Unearned Compensation Expense

As of June 30, 2013, the Company has unearned compensation expense of $6,105, before income taxes, related to nonvested stock options and restricted stock units. The unearned compensation expense represents the minimum expense to be recognized over the grant date vesting terms or earlier as a result of accelerated expense recognition due to remeasurement of compensation cost for liability classified awards. Future expense may exceed the unearned compensation expense in the future due to the remeasurement of liability classified awards.

(20)             Fair Value Measures

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

The following table summarizes assets measured at fair value on a recurring basis at June 30, 2013.

	Total	Level 1	Level 2	Level 3
Foreign exchange forward and option contracts	$251	—	251	—
Total	$251	—	251	—

The following table summarizes liabilities measured at fair value on a recurring basis at June 30, 2013:

	Total	Level 1	Level 2	Level 3
Liability classified stock options	$17,208	—	17,208	—
Restricted stock units	3,379	3,379	—	—
Total	$20,587	3,379	17,208	—

The Company does not have any assets that are required to be remeasured at fair value at June 30, 2012. The following table summarizes liabilities measured at fair value on a recurring basis at June 30, 2012:

	Total	Level 1	Level 2	Level 3
Foreign exchange forward and option contracts	$20	—	20	—
Power hedge	742	—	742	—
Restricted stock units	1,282	1,282	—	—
Total	$2,044	1,282	762	—

Derivative assets and liabilities related to the foreign exchange forward and option contracts and power hedge agreement are summarized in note 13 (Derivative Instruments). Fair values are determined by independent brokers using quantitative models based on readily observable market data.

The fair value of restricted stock units is based on quoted market prices of the Company stock at the end of each reporting period.

See note 10 (Debt) for information regarding the fair value of the Company’s outstanding debt.

(21)             Related Party Transactions

From time to time, the Company enters into transactions in the normal course of business with related parties. Management believes that such transactions are at arm’s length and for terms that would have been obtained from unaffiliated third parties.

A current and a former member of the board of directors are affiliated with Marco International. During the years ended June 30, 2013, 2012, and 2011, the Company:

•
Entered into agreements with Marco International to purchase graphitized carbon electrodes. Purchases under these agreements totaled $34,785, $18,136, and $24,731, respectively. At June 30, 2013 and 2012, payables to Marco International under these agreements totaled $0 and $962, respectively.

•
Entered into agreements with Marco International to purchase rare earth. Purchases under these agreements totaled $0, $1,013, and $1,001, respectively. At June 30, 2013 and 2012, payables to Marco International under these agreements totaled $0 and $0, respectively.

•
Entered into agreements to sell ferrosilicon to Marco International. Net sales under these agreements totaled $411, $851, and $895, respectively. At June 30, 2013 and 2012, receivables from Marco International under these agreements totaled $0 and $137, respectively.

•
Entered into agreements to sell calcium silicon powder to Marco International. Net sales under these agreements totaled $1,344, $5,611, and $524, respectively. At June 30, 2013 and 2012, receivables from Marco International under these agreements totaled $0 and $1,115, respectively.

Prior to the Company’s purchase of a majority interest in Ningxia Yonvey Coal Industrial Co., Ltd (Yonvey), Yonvey’s predecessor had entered into a lending agreement with the remaining minority stockholder. At June 30, 2013 and 2012, $0 and $1,112, respectively, remained payable to Yonvey from this related party.

(22)             Operating Segments

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

Each of our reportable segments distributes its products in both its country of domicile, as well as to other international customers. The following presents the Company’s consolidated net sales by product line for the years ended:

	2013	2012	2011
Silicon metal	$422,564	360,726	347,599
Silicon-based alloys	248,276	269,919	236,607
Other	86,710	74,899	57,657
Total	$757,550	705,544	641,863

a.  Segment Data

Summarized financial information for our reportable segments as of, and for, the years ended June 30, 2013, 2012, and 2011 are shown in the following tables:

	2013
	Net Sales	Depreciation and Amortization	Operating Income (Loss)	Interest Income	Interest Expense (1)	Income (Loss) Before Income Taxes	Total Assets	Capital Expenditures
GMI	$702,275	40,274	73,615	1	(4,107)	68,274	686,609	(35,543)
Globe Metais	—	—	—	—	—	—	—	—
Globe Metales	51,266	2,009	(2,388)	781	(1,168)	(3,751)	74,517	(1,168)
Solsil	—	362	(21,147)	—	—	(21,147)	15,347	(30)
Corporate	—	388	(47,634)	37	(1,611)	(48,984)	419,504	(7,603)
Other	11,641	2,075	(10,762)	1	(1)	(10,837)	28,615	(165)
Eliminations	(7,632)	—	(631)	—	—	(630)	(352,969)	—
	$757,550	45,108	(8,947)	820	(6,887)	(17,075)	871,623	(44,509)

	2012
	Net Sales	Depreciation and Amortization	Operating Income (Loss)	Interest Income	Interest Expense (1)	Income (Loss) Before Income Taxes	Total Assets	Capital Expenditures
GMI	$631,495	29,261	103,542	1	(5,807)	98,297	679,516	(36,126)
Globe Metais	—	—	(2)	—	—	(2)	—	—
Globe Metales	64,063	1,766	11,332	49	(1,145)	10,422	86,302	(1,926)
Solsil	—	488	(984)	—	—	(984)	30,057	(691)
Corporate	—	424	(27,268)	777	(739)	(25,570)	469,137	(2,675)
Other	28,216	2,061	490	—	(503)	158	41,538	(418)
Eliminations	(18,230)	—	4,315	(584)	584	4,315	(369,803)	—
	$705,544	34,000	91,425	243	(7,610)	86,636	936,747	(41,836)

	2011
	Net Sales	Depreciation and Amortization	Operating Income (Loss)	Interest Income	Interest Expense (1)	Income (Loss) Before Income Taxes	Total Assets	Capital Expenditures
GMI	$549,418	20,430	103,685	5	(1,775)	102,240	384,495	(31,061)
Globe Metais	15,421	—	397	—	—	398	294	—
Globe Metales	62,321	1,634	13,197	—	(1,050)	12,669	82,751	(1,023)
Solsil	9,420	488	8,670	—	—	8,670	29,191	(165)
Corporate	—	426	(29,606)	816	(470)	(30,086)	403,177	(1,226)
Other	32,325	2,077	31	1	(511)	428	43,317	(1,564)
Eliminations	(27,042)	—	(1,604)	(608)	608	(1,605)	(264,956)	—
	$641,863	25,055	94,770	214	(3,198)	92,714	678,269	(35,039)

1 — Net of capitalized interest.

The accounting policies of our operating segments are the same as those disclosed in note 2 (Summary of Significant Accounting Policies). We evaluate segment performance principally based on operating income (loss). Intersegment net sales are not material.

b.  Geographic Data

Net sales are attributed to geographic regions based upon the location of the selling unit. Net sales by geographic region for the years ended June 30, 2013, 2012, and 2011 consist of the following:

	2013	2012	2011
United States	$590,011	625,681	574,181
Argentina	44,240	57,154	54,695
Canada	112,073	5,520	—
China	255	3,131	899
Poland	10,971	14,058	12,088
Total	$757,550	705,544	641,863

Long-lived assets by geographical region at June 30, 2013, 2012, and 2011 consist of the following:

	2013	2012	2011
United States	$328,326	330,724	224,556
Argentina	24,344	31,185	31,054
Canada	95,591	100,842	—
China	16,955	26,288	27,524
Poland	885	939	823
Total	$466,101	489,978	283,957

Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation, depletion and amortization, and goodwill and other intangible assets.

c.  Major Customer Data

The following is a summary of the Company’s major customers and their respective percentages of consolidated net sales for the years ended June 30, 2013, 2012, and 2011:

	2013	2012	2011
Dow Corning	19%	13%	17%
All other customers	81%	87%	83%
Total	100%	100%	100%

The majority of sales to Dow Corning for the years ended June 30, 2013, 2012 and 2011 are associated with Dow Corning’s 49% ownership interest in WVA LLC and QSLP. In addition, the Company maintained a four year arrangement in which Dow Corning was to purchase 30,000 metric tons of silicon metal per calendar year through December 31, 2010. This contract was amended in November 2008 to provide for the sale of an additional 17,000 metric tons of silicon metal to be purchased in calendar year 2009. The contract was further amended to reduce the amount required to be sold in calendar year 2010 to 20,000 metric tons of silicon metal. In December 2010, the Company agreed to pay $4,276 to Dow Corning to settle certain remaining sales obligations under this contract. The settlement cost was recorded in cost of goods sold in December 2010.

Sales to Dow Corning are included in the GMI segment.

(23)	Business Interruption Insurance Recovery

In November 2011, there was a fire at the Bridgeport, Alabama ferrosilicon plant. The Company recorded and received business interruption insurance recovery payments totaling $4,046 in March 2013.

Prior to acquisition, there was a fire at the Quebec Silicon plant.  The Company recorded and received a business interruption insurance recovery payment totaling $548 in March 2013.

(24)	Subsequent Events

On August 20, 2013, the Company closed on a new $300,000 revolving credit facility. The previous facility that was due to expire May 31, 2017, has been replaced with the new facility that extends the expiration to August 20, 2018, improves pricing and increases the flexibility the company has to pursue its strategic objectives all while maintaining the capacity of the revolving credit facility at $300,000, plus an accordion feature of an additional $150,000.

On August 20, 2013, our Board of Directors approved an annual dividend of $0.275 per common share, payable quarterly in September 2012, December 2012, March 2013 and June 2013. The Board of Directors authorized a quarterly dividend of $0.06875 per share payable on September 24, 2013 to shareholders of record at the close of business on September 10, 2013.

(25)	Unaudited Quarterly Results

Unaudited quarterly results for the years ended June 30, 2013, 2012 and 2011 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Unaudited)
2013:
Net sales	$200,708	179,940	195,845	181,057
Operating (loss) income	(5,652)	22,556	(42,646)	16,795
Net (loss) income attributable to Globe Specialty Metals, Inc.	(5,705)	15,068	(40,135)	9,744
Basic (loss) earnings per common share	(0.08)	0.20	(0.53)	0.13
Diluted (loss) earnings per common share	(0.08)	0.20	(0.53)	0.13

2012:
Net sales	$174,862	165,547	173,437	191,698
Operating income	32,465	22,230	19,950	16,780
Net income attributable to Globe Specialty Metals, Inc.	20,693	13,444	11,613	8,820
Basic earnings per common share	0.28	0.18	0.15	0.12
Diluted earnings per common share	0.27	0.18	0.15	0.12

2011:
Net sales	$137,352	155,775	172,802	175,934
Operating income	8,228	20,229	36,753	29,560
Net income attributable to Globe Specialty Metals, Inc.	2,162	11,708	23,393	15,545
Basic earnings per common share	0.03	0.16	0.31	0.21
Diluted earnings per common share	0.03	0.15	0.30	0.20

Exhibit Index
Exhibit
Number	Description of Document
2.1	Membership Interest Purchase Agreement dated May 27, 2011 by and among NGPC Asset Holdings II, LP,NGP Capital Resources Company and Globe BG, LLC relating to Alden Resources Inc. (7)
2.2	Membership Interest Purchase Agreement dated May 27, 2011 by and among NGPC Asset Holdings II, LP,NGP Capital Resources Company and Globe BG, LLC relating to Gatliff Services, Inc. (7)
2.3	Purchase Agreement dated May 27, 2011 by and among NGP Capital Resources Company, Globe BG, LLC and Globe Specialty Metals, Inc. regarding The Overriding Royalty Interests (7)
2.4	Agreement of Purchase and Sale dated as of April 25, 2012 by and among Becancour Silicon Inc., Timminco Ltd., QSI Partners Ltd., and Globe Specialty Metals, Inc. (6)
Articles of Incorporation and Bylaws
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (1)
3.3	Amended and Restated Bylaws (2)
Instruments Defining the Rights of Security Holders, Including Indentures
4.1
Credit Agreement, dated as of May 31, 2012, among the Company, certain subsidiaries of the Company from time to time party thereto, Fifth Third Bank as Administrative Agent and L/C issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arranger and Joint Book Runner, Bank of America, N.A., KeyBank National Association, Sovereign Bank, N.A., and  Wells Fargo Bank, N.A., as Co-Syndication Agents, and BBVA Compass Bank,  Citibank, N.A., Citizens Bank Of Pennsylvania, HSBC Bank USA N.A., and PNC Bank, National Association, as  Co-Documentation Agents, and the other lenders party thereto. (5)

4.2
Credit Agreement, dated as of August 20, 2013, among the Company, certain subsidiaries of the Company from time to time party thereto, Citizens Bank of Pennsylvania as Administrative Agent and L/C issuer, RBS Citizens, N.A., PNC Bank, National Association and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Runners, PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, and BBVA Compass Bank, as Documentation Agent, and the other lenders party thereto. (3)

We are a party to other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. We agree to furnish a copy of each such instrument to the Commission on request.

Material Contracts
10.1
Output and Supply Agreement, dated as of October 1, 2010, by and among Quebec Silicon Limited Partnership, Becancour Silicon Inc. (succeeded in interest by QSIP Canada ULC) and Dow Corning Corporation. (6)

10.2
Shareholders Agreement between all the Shareholders of Quebec Silicon General Partner Inc., dated as of October 1, 2010, by and among Becancour Silicon Inc. (succeeded in interest by QSIP Canada ULC), Dow Corning Netherlands, B.V., and Quebec Silicon General Partner Inc. (6)

10.3
Amended and Restated Limited Partnership Agreement dated as of October 1, 2010, by and among Becancour Silicon Inc. (succeeded in interest by QSIP Canada ULC), Dow Corning Canada, Inc., and Quebec Silicon General Partner Inc. (6)

Management Contracts and Compensatory Plans
10.4	2006 Employee, Director and Consultant Stock Option Plan (1)
10.5	Amendments to 2006 Employee, Director and Consultant Stock Option Plan (8)
10.6	2010 Annual Executive Bonus Plan (9)
10.7	Chief Financial Officer and Chief Legal Officer Annual Bonus Plan (10)
10.8	Framework for the 2011 Annual Executive Long Term Incentive Plan (11)
10.9	Employment Agreement, dated January 27, 2011, between GSM and Alan Kestenbaum (11)
10.10	Employment Agreement, dated July 5, 2011, between GSM and Jeff Bradley (12)
10.11	Employment Agreement, dated November 30, 2011, between GSM and Malcolm Appelbaum (4)
10.12	Executive Deferred Compensation Plan (4)
10.13	Director Deferred Compensation Plan (4)
10.14	Employment Agreement, dated May 8, 2013, between GSM and Joseph Ragan†
10.15	Separation Agreement, dated March 20, 2013, between GSM and Malcolm Appelbaum†
10.16	Employment Agreement, dated July 8, 2013, between GSM and Stephen Lebowitz†

21.1	Subsidiaries †

23.1	Consent of KPMG LLP †

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
32.1	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

95	Mine Safety Disclosure †

101
The following materials from our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to these consolidated financial statements. *

____________________________________________
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

3	Incorporated by reference to exhibit to the Company’s Form 8-K filed on August 21, 2013.
4	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on February 8, 2012.
5	Incorporated by reference to exhibit to the Company’s Form 8-K filed on June 6, 2012.
6	Incorporated by reference to exhibit to the Company’s Form 10-K filed on August 28, 2012.
7	Incorporated by reference to exhibit to the Company’s Form 8-K filed on June 3, 2011.
8	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on February 11, 2011.
9	Incorporated by reference to exhibit to the Company’s Form 10-K filed on September 28, 2010.
10	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on November 12, 2010.
11	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on May 12, 2011.
12	Incorporated by reference to exhibit to the Company’s Form 10-K filed on August 26, 2011.