Form 10-Q
period 2013-09-30
GLOBE SPECIALTY METALS INC
filed 2013-11-06
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013, the registrant had 75,311,017 shares of common stock outstanding.

Globe Specialty Metals, Inc.

		Page
		No.
PART I

Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	20

PART II

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 4.	Mine Safety Disclosure	21
Item 6.	Exhibits	21
SIGNATURES		22
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-95
EX-101

PART I

Item 1.  Financial Statements

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
September 30, 2013 and June 30, 2013
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$163,084	169,676
Accounts receivable, net of allowance for doubtful accounts of $793
and $793 at September 30, 2013 and June 30, 2013, respectively	76,865	83,816
Inventories	90,506	101,197
Deferred tax assets	15,229	11,504
Prepaid expenses and other current assets	19,584	26,338
Total current assets	365,268	392,531
Property, plant, and equipment, net of accumulated depreciation, depletion and amortization	418,074	422,447
Deferred tax assets	125	125
Goodwill	43,177	43,177
Other intangible assets	477	477
Investments in unconsolidated affiliates	5,973	5,973
Other assets	4,358	6,893
Total assets	$837,452	871,623
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,554	41,039
Short-term debt	15	284
Revolving credit agreements	9,000	9,000
Accrued expenses and other current liabilities	62,136	48,886
Total current liabilities	109,705	99,209
Long-term liabilities:
Revolving credit agreements	100,000	130,250
Deferred tax liabilities	34,634	37,375
Other long-term liabilities	59,460	58,709
Total liabilities	303,799	325,543
Commitments and contingencies (note 11)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares; issued, 75,593,454
and 75,588,986 shares at September 30, 2013 and June 30, 2013, respectively	8	8
Additional paid-in capital	397,676	399,234
Retained earnings	58,598	70,628
Accumulated other comprehensive loss	(4,358)	(4,918)
Treasury stock at cost, 282,437 shares at September 30, 2013 and June 30, 2013	(4)	(4)
Total Globe Specialty Metals, Inc. stockholders’ equity	451,920	464,948
Noncontrolling interest	81,733	81,132
Total stockholders’ equity	533,653	546,080
Total liabilities and stockholders’ equity	$837,452	871,623

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
Three months ended September 30, 2013 and 2012
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
Net sales	$172,994	200,708
Cost of goods sold	152,280	168,640
Selling, general, and administrative expenses	25,138	37,720
Operating loss	(4,424)	(5,652)
Other income (expense):
Interest income	128	171
Interest expense, net of capitalized interest	(4,878)	(1,516)
Foreign exchange (loss) gain	(381)	545
Other income	21	115
Loss before benefit from income taxes	(9,534)	(6,337)
Benefit from income taxes	(2,709)	(1,269)
Net loss	(6,825)	(5,068)
Income attributable to noncontrolling interest, net of tax	(27)	(637)
Net loss attributable to Globe Specialty Metals, Inc.	$(6,852)	(5,705)
Weighted average shares outstanding:
Basic	75,310	75,051
Diluted	75,310	75,051
Loss per common share:
Basic	$(0.09)	(0.08)
Diluted	(0.09)	(0.08)
Cash dividends declared per common share	0.07	0.06

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three months ended September 30, 2013 and 2012
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
Net loss	$(6,825)	(5,068)
Other comprehensive income (loss)
Foreign currency translation adjustment	1,134	2,225
Unrealized loss on available for sale securitites, net of tax	—	(1)
Total other comprehensive income	1,134	2,224
Comprehensive loss	(5,691)	(2,844)
Comprehensive income attributable to noncontrolling interest	601	1,749
Comprehensive loss attributable to Globe Specialty Metals, Inc.	$(6,292)	(4,593)

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity
Three months ended September 30, 2013
(In thousands)
(Unaudited)

	Globe Specialty Metals, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other	Treasury		Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	at Cost	Interest	Equity
Balance at June 30, 2013	75,589	$8	399,234	70,628	(4,918)	(4)	81,132	546,080
Share-based compensation	4	—	(1,558)	—	—	—	—	(1,558)
Cash dividend	—	—	—	(5,178)	—	—	—	(5,178)
Comprehensive (loss) income	—	—	—	(6,852)	560	—	601	(5,691)
Balance at September 30, 2013	75,593	$8	397,676	58,598	(4,358)	(4)	81,733	533,653

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Three months ended September 30, 2013 and 2012
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,825)	(5,068)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,913	11,456
Depletion	374	227
Share-based compensation	(1,558)	(8,707)
Deferred financing fees	3,524	200
Deferred taxes	(6,530)	(9,045)
Amortization of customer contract liabilities	(1,730)	(1,343)
Accretion	66	64
Unrealized foreign exchange loss	—	(976)
Changes in operating assets and liabilities:
Accounts receivable, net	7,203	2,819
Inventories	11,000	(13,528)
Prepaid expenses and other current assets	6,599	1,290
Accounts payable	236	4,891
Accrued expenses and other current liabilities	13,416	34,102
Other	2,006	(459)
Net cash provided by operating activities	38,694	15,923
Cash flows from investing activities:
Capital expenditures	(7,203)	(8,025)
Net cash used in investing activities	(7,203)	(8,025)
Cash flows from financing activities:
Payments of short-term debt	(269)	—
Borrowings under revolving credit agreements	131,400	4,292
Payments under revolving credit agreements	(161,650)	(1,695)
Debt issuance costs	(1,080)	—
Dividend payment	(5,178)	(4,691)
Other financing activities	(633)	(627)
Net cash used in financing activities	(37,410)	(2,721)
Effect of exchange rate changes on cash and cash equivalents	(673)	(1,078)
Net (decrease) increase in cash and cash equivalents	(6,592)	4,099
Cash and cash equivalents at beginning of period	169,676	178,010
Cash and cash equivalents at end of period	$163,084	182,109

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$1,009	1,080
Cash paid for income taxes, net of refunds totaling $164 and $0, respectively	600	1,857

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
Three months ended September 30, 2013 and 2012
(Dollars in thousands, expect share and per share amounts)
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

(2)           Summary of Significant Accounting Policies

a. Basis of Presentation

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) of the results for the interim periods presented and such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. There have been no material changes to the Company’s significant accounting policies during the three months ended September 30, 2013.

b. Use of Estimates

The Company prepares its condensed consolidated financial statements in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. The Company based its estimates and judgments on historical experience, known or expected trends and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

Costs for mineral properties, which are incurred to expand capacity of operating mines, are capitalized and charged to operations based on the units-of production method over the estimated proven and probable reserve tons and based on the average useful life of the mine. Mine development costs include costs incurred for site preparation and development of the mines during the development stage, and are charged to operations on a straight-line basis over the estimated operational life of the mine.

e. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) amended its accounting guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of the guidance were effective as of the beginning of our 2013 fiscal year. Accordingly, we have presented the components of net income and other comprehensive income for the three months ended September 30, 2013 and September 30, 2012 as two separate but consecutive statements. In February 2013, the FASB issued guidance that would require an entity to provide enhanced footnote disclosures to explain the effect of reclassification adjustments on other comprehensive income by component and provide tabular disclosure in the footnotes showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. The provisions of the guidance were effective as of the beginning of our 2014 fiscal year. We have adopted this standard during the current fiscal year. The adoption of this standard did not have any material effect on our consolidated financial condition or results of operations during the current periods.

(3)           Business Combinations

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

(4)           Inventories

Inventories comprise the following:
	September 30,	June 30,
	2013	2013
Finished goods	$30,876	35,015
Work in process	5,944	4,133
Raw materials	38,170	47,919
Parts and supplies	15,516	14,130
Total	$90,506	101,197

At September 30, 2013, $83,404 in inventory is valued using the first-in, first-out method and $7,102 using the average cost method. At June 30, 2013, $93,320 in inventory is valued using the first-in, first-out method and $7,877 using the average cost method.

(5)           Property, Plant, and Equipment

Property, plant, and equipment, net, is comprised of the following:

	September 30,	June 30,
	2013	2013
Land, land improvements, and land use rights	$9,125	9,085
Building and improvements	88,234	87,486
Machinery and equipment	200,839	196,915
Furnaces	204,059	202,444
Mineral reserves	55,843	55,843
Mine development	4,863	4,863
Other	11,842	11,279
Construction in progress	7,011	6,786
Property, plant, and equipment, gross	581,816	574,701
Less accumulated depreciation, depletion and amortization	(163,742)	(152,254)
Property, plant, and equipment, net	$418,074	422,447

Depreciation, depletion and amortization expense for the three months ended September 30, 2013 was $11,287, of which $11,018 is recorded in cost of goods sold and $269 is recorded in selling, general, and administrative expenses, respectively. Depreciation, depletion and amortization expense for the three months ended September 30, 2012 was $11,683, of which $11,502 is recorded in cost of goods sold and $181 is recorded in selling, general, and administrative expenses, respectively.

Capitalized interest for the three months ended September 30, 2013 and 2012 was $0 and $0, respectively.

(6)           Goodwill and Other Intangibles

Goodwill and other intangibles presented below have been allocated to the Company’s operating segments.

a.  Goodwill

Changes in the carrying amount of goodwill, by reportable segment, during the three months ended September 30, 2013 are as follows:

		Globe
	GMI	Metales	Solsil	Other	Total

Goodwill	$34,734	14,313	57,656	7,260	113,963
Accumulated impairment loss	—	(6,000)	(57,656)	(7,130)	(70,786)
Balance at June 30, 2013	34,734	8,313	—	130	43,177

Goodwill	34,734	14,313	57,656	7,260	113,963
Accumulated impairment loss	—	(6,000)	(57,656)	(7,130)	(70,786)
Balance at September 30, 2013	$34,734	8,313	—	130	43,177

b.  Other Intangible Assets

There were no changes in the value of the Company’s indefinite lived intangible assets during the three months ended September 30, 2013 and 2012.

(7)           Debt

a.  Short-Term Debt

Short-term debt comprises the following:
		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line
September 30, 2013:
Type debt:
Export financing	$—	NA	$9,555
Other	15	7.00%	—
Total	$15		$9,555

June 30, 2013:
Type debt:
Export financing	$—	NA	$9,690
Other	284	7.00%	—
Total	$284		$9,690

Export Financing Agreements – The Company’s Argentine subsidiary maintains various short-term export financing agreements. Generally, these arrangements are for periods ranging between seven and eleven months, and require the Company to pledge as collateral certain export receivable.

b .  Revolving Credit Agreements

A summary of the Company’s revolving credit agreements at September 30, 2013 is as follows:

		Weighted
	Outstanding	Average	Unused	Total
	Balance	Interest Rate	Commitment	Commitment
Revolving multi-currency credit facility	$100,000	1.68%	$198,620	300,000
Revolving credit facility	9,000	2.33%	11,000	20,000
Revolving credit agreement	—	5.00%	14,585	14,585

On August 20, 2013 the Company entered into a $300,000 five-year revolving multi-currency credit facility, which includes a $10,000 sublimit for swing line loans and a $25,000 sublimit letter of credit facility. The credit facility refinanced existing debt under the revolving multi-currency credit agreement dated May 31, 2012 and closing costs. The credit facility currently provides up to an additional $198,620 of borrowing capacity as of September 30, 2013. At the Company’s election, the credit facility may be increased by an amount up to $150,000 in the aggregate; such increase may be in the form of term loans or increases in the revolving credit line, subject to lender commitments and certain conditions as described in the credit agreement. The agreement contains provisions for adding domestic and foreign subsidiaries of the Company as additional borrowers under the credit facility. The agreement terminates on August 20, 2018 and requires no scheduled prepayments before that date. The Company classifies borrowings under this credit facility as long-term liabilities.

Interest on borrowings under the credit agreement is payable, at the Company’s election, at either (a) a base rate (the higher of (i) the U.S. federal funds rate plus 0.50% per annum, (ii) the Administrative Agent’s prime rate or (iii) a Eurocurrency Rate for loans with a one month interest period plus 1.00% per annum plus a margin ranging from 0.50% to 1.50% per annum (such margin determined by reference to the leverage ratio set forth in the credit agreement), or (b) the Eurocurrency Rate plus a margin ranging from 1.50% to 2.50% per annum (such margin determined by reference to the leverage ratio set forth in the credit agreement).  Certain commitment fees are also payable under the credit agreement. The credit agreement contains various covenants. They include, among others, a maximum net debt to earnings before income tax, depreciation and amortization ratio and a minimum interest coverage ratio. The credit facility is guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). Borrowings under the credit agreement are collateralized by the assets of the Company and the Guarantors, including certain real property, equipment, accounts receivable, inventory and the stock of certain of the Company’s and the Guarantors’ subsidiaries. The Company was in compliance with the loan covenants at September 30, 2013.

At September 30, 2013, there was a $100,000 balance outstanding on the revolving multi-currency credit facility. The total commitment outstanding on this credit facility includes $440 of outstanding letters of credit associated with supplier contracts, $300 of outstanding letters of credit associated with economic development, and $640 of outstanding letters of credit associated with landlord guarantees.

On May 31, 2012 the Company entered into a credit agreement which provided for a $300,000 five-year revolving multi-currency credit facility. Outstanding balances on this revolving credit facility were paid down and refinanced with the new revolving multi-currency credit facility the Company entered into on August 20, 2013.

On October 1, 2010, the Company entered into a revolving credit facility, amended on March 5, 2012 and further amended on June 30, 2013.  The amended agreement provides for a $20,000 revolving credit facility. Total borrowings under this revolving credit facility were $9,000 at September 30, 2013. Interest on advances under the revolving credit facility accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. The credit facility is subject to certain restrictive and financial covenants, which include limits on additional debt, a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization and minimum net worth. The Company was in compliance with the loan covenants at September 30, 2013. The Company classifies borrowings under this revolving credit facility as current liabilities as the arrangement is payable in full upon the earlier of 10 business days following written demand by the lender or the agreement’s expiration on December 31, 2014.

The Company’s subsidiary, Quebec Silicon, entered into a revolving credit agreement dated October 1, 2010, amended on November 23, 2011 and further amended and restated on September 20, 2012, which provides for up to $15,000 Canadian Dollars to fund Quebec Silicon’s working capital requirements. Funding under the revolving credit agreement is available upon request at any time, up to the full amount of the unused credit commitment and subject to continued compliance with the terms of the agreement. Interest on borrowings under the credit agreement is payable at a variable rate of Canadian prime plus 2.00% (5.00% at September 30, 2013), payable quarterly. The credit agreement expires on September 20, 2015, and may be terminated earlier, at the lender’s discretion subject to certain change in ownership conditions being met. All of Quebec Silicon’s assets, properties and revenues have been pledge as security for Quebec Silicon’s obligations under the revolving credit agreement. As of September 30, 2013, there was zero outstanding balance under the facility.

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

Interest Rate Risk:

The Company is exposed to market risk from changes in interest rates on certain of its short-term and long-term debt obligations. The Company currently has no interest rate derivatives to reduce exposure to interest rate fluctuations.

Foreign Currency Risk:

The Company is exposed to market risk arising from changes in currency exchange rates as a result of its operations outside the United States, principally in Argentina, China and Canada. A portion of the Company’s net sales generated from its non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of the Company’s operating costs for its non-U.S. operations are denominated in local currencies, principally the Canadian dollar, Argentine peso and the Chinese renminbi. Consequently, the translated U.S. dollar value of the Company’s non-U.S. dollar net sales, and related accounts receivable balances, and its operating costs are subject to currency exchange rate fluctuations. Derivative instruments are not used extensively to manage this risk. At September 30, 2013, the Company had foreign exchange option contracts covering approximately 2,000 Euros, expiring in October 2013, at an average exchange rate of 1.35 Canadian dollar to 1.00 Euro, and foreign exchange forward contracts covering approximately 5,075 Euros, expiring at dates ranging from October 2013 to November 2013, at an average exchange rate of 1.33 US dollar to 1.00 Euro.

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

In October 2010, the Company entered into a power hedge agreement on an 87,600 MWh notional amount of electricity for power required by our Niagara Falls, New York plant not supplied by the facility’s long-term power contract over the term of the hedge agreement. The notional amount decreased equally per month from the agreement’s July 1, 2012 effective data through its expiration on June 30, 2013. Under this power agreement, the Company fixed the power rate at $39.95 per MWh over the life of the contract.

The effect of the Company’s derivative instruments on the condensed consolidated statement of operations is summarized in the following table:

	(Loss) Gain Recognized
	During the Three Months
	Ended September 30,
	2013	2012	Location of (Loss) Gain
Foreign exchange forward and option contracts	$(427)	71	Foreign exchange (loss) gain
Power hedge	—	261	Cost of goods sold

The fair values of the Company’s derivative instruments at September 30, 2013 are summarized in note 15 (Fair Value Measures). The asset associated with the Company’s foreign exchange option contracts of $1 is included in prepaid expenses and other current assets, and the liability associated with the Company’s foreign exchange forward contracts of $142 is included in accrued expenses and other current liabilities. The Company holds no power hedges at September 30, 2013.

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

The components of net periodic pension expense for the Company’s defined benefit pension plans are as follows:

	Three Months Ended
	September 30,
	2013	2012
Interest cost	$766	810
Service cost	611	609
Expected return on plan assets	(682)	(630)
Amortization of net loss	314	437
Net periodic pension expense	$1,009	1,226

The Company expects to make discretionary contributions of approximately $3,205 to the plans for the fiscal year ending June 30, 2014, of which $897 has been contributed through September 30, 2013.

(10)           Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted as necessary for quarterly events. In accordance with ASC Topic 740, Income Taxes — Accounting for Income Taxes in Interim Periods, the Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries. The effective tax rates for the three months ended September 30, 2013 and 2012 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the respective periods.

The Company’s effective tax rate for the three months ended September 30, 2013 was a tax benefit of 28.4% compared to a tax benefit of 20.0% for the three months ended September 30, 2012. The estimated annual effective tax expense rate excluding discrete items is 35.1% for the three months ended September 30, 2013.  The higher tax benefit is as a result of a tax benefit in one jurisdiction with net loss offset by tax expense in other jurisdictions.

The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods, and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. During the three months ended September 30, 2013, the Company’s net valuation allowances increased primarily due to the establishment of additional valuation allowances against net operating losses (NOLs) in foreign jurisdictions that more likely than not will not be utilized.

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. The Company’s principal jurisdictions include the U.S., Argentina, Canada, Poland, and China. A number of years may elapse before a tax return is audited and finally resolved. The open tax years subject to examination varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions and the related open tax years subject to examination are as follows: the U.S. from 2010 to present, Canada from 2012 to present, Argentina from 2008 to present, and China from 2010 to present.

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results could be materially impacted. There were no material changes in the Company’s uncertain tax positions during the three months ended September 30, 2013.

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

b.  Environmental Contingencies

It is the Company’s policy to accrue for costs associated with environmental assessments, remedial efforts, or other environmental liabilities when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. When a liability for environmental remediation is recorded, such amounts will be recorded without giving effect to any possible future recoveries. At September 30, 2013, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

c.  Employee Contracts

As of September 30, 2013, there are 449 employees that are covered by union agreements expiring within one year.  As of September 30, 2013 the Company exercised its right to lockout its 140 union employees from its Canadian affiliate, Quebec Silicon Limited Partnership.

(12)           Stockholders’ Equity

Dividend

On August 20, 2013, the Company’s Board of Directors approved an annual dividend of $0.275 per common share, payable quarterly in September 2013, December 2013, March 2014 and June 2014. The September 2013 quarterly dividend of $0.06875 per share, totaling $5,178, was paid on September 24, 2013 to shareholders of record at the close of business on September 10, 2013.

(13)           Loss Per Share

Basic loss per common share is calculated based on the weighted average number of common shares outstanding during the three months ended September 30, 2013 and 2012, respectively. Diluted loss per common share assumes the exercise of stock options or the vesting of restricted stock grants provided in each case the effect is dilutive.

The reconciliation of the amounts used to compute basic and diluted loss per common share for the three months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended
	September 30,
	2013	2012
Basic loss per share computation
Numerator:
Net loss attributable to Globe Specialty Metals, Inc.	$(6,852)	(5,705)
Denominator:
Weighted average basic shares outstanding	75,310,143	75,050,560
Basic loss per common share	$(0.09)	(0.08)
Diluted loss per share computation
Numerator:
Net loss attributable to Globe Specialty Metals, Inc.	$(6,852)	(5,705)
Denominator:
Weighted average basic shares outstanding	75,310,143	75,050,560
Effect of dilutive securities	—	—
Weighted average diluted shares outstanding	75,310,143	75,050,560
Diluted loss per common share	$(0.09)	(0.08)

Potential common shares associated with outstanding stock options totaling 227,874 and 208,578 were excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive for the three months ended September 30, 2013 and 2012, respectively.

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

On August 17, 2012, the Board authorized the Company to offer to amend outstanding options representing the right to purchase shares issued to directors, officers and current employees pursuant to the Stock Plan, to permit these options alternatively to be settled for cash or exercised for the issuance of shares, at the election of the option holder. This modification of the outstanding options changed its classification from equity awards to liability awards and the fair value of the liability awards is remeasured at the end of each reporting period through settlement. These outstanding options are excluded from the weighted average diluted shares outstanding calculation in note 13 (Loss Per Share) as the Company believes the outstanding options will be settled in cash.

At September 30, 2013, there were 231,651 shares available for grant. All option grants have maximum contractual terms ranging from 5 to 10 years.

During the three months ended September 30, 2013, share-based compensation awards consisted of the issuance of 241,711 nonqualified stock options and 6,615 restricted stock grants. A summary of the changes in options outstanding under the Stock Plan during the three months ended September 30, 2013 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term in Years	Value
Outstanding as of June 30, 2013	3,795,252	$8.74	1.79	$17,452
Granted	241,711	12.42
Exercised	(3,334)	8.40
Forfeited and expired	—	—
Outstanding as of September 30, 2013	4,033,629	$8.96	1.74	$30,244

Exercisable as of September 30, 2013	3,271,407	$7.21	1.30	$29,478

The Company estimates the fair value of grants using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of stock option awards for the three months ended and as of September 30, 2013:

2013
Risk-free interest rate	0.04 to 1.39%
Expected dividend yield	1.62 to 2.21%
Expected volatility	26.05 to 59.09%
Expected term (years)	0.58 to 5.05

The risk-free interest rate is based on the yield of zero coupon U.S. Treasury bonds with terms similar to the expected term of options. The expected dividend yield is estimated over the expected life of the options based on our historical annual dividend activity. The expected volatility reflects movements in our stock price over the most recent historical period equivalent to the expected life of the options. However, since historical trading data related to the Company’s common stock does not exceed the expected life of certain options, the expected volatility over the term of those options is estimated using the historical volatilities of similar companies.  The expected forfeiture rate is zero as anticipated forfeitures are estimated to be minimal based on historical data.  The expected term is based on historical and estimated exercise behavior.

During the three months ended September 30, 2013, 60,875 options vested, resulting in total vested options of 3,271,407. There are 762,222 nonvested options outstanding at September 30, 2013.

For the three months ended September 30, 2013, pre-tax share-based compensation expense was $11,262. For the three months ended September 30, 2012, pre-tax share-based compensation expense was $24,056. The expense is reported within selling, general, and administrative expenses. The $30,033 liability associated with share-based compensation awards at September 30, 2013 is included in accrued expenses and other current liabilities.

b.	Executive Bonus Plan

In addition to share-based awards issued under the Stock Plan, the Company issues restricted stock units under the Company’s Executive Bonus Plan. These restricted stock units proportionally vest over three years, but are not delivered until the end of the third year. The Company will settle these awards by cash transfer, based on the Company’s stock price on the date of transfer. During the three months ended September 30, 2013, there were no restricted stock units granted, and as of September 30, 2013, 634,041 restricted stock units were outstanding. For the three months ended September 30, 2013, pre-tax compensation expense for these restricted stock units was $2,165. The expense is reported within selling, general, and administrative expenses. Of the $5,351 liability associated with these restricted stock units at September 30, 2013, $501 is included in accrued expenses and other current liabilities and $4,850 is included in other long-term liabilities.

c.	Stock Appreciation Rights

The Company issues cash-settled stock appreciation rights as an additional form of incentivized bonus. The stock appreciation rights vest and become exercisable in one-third increments over three years. The Company will settle these awards by cash transfer, based on the difference between the Company’s stock price on the date of exercise and the date of grant. During the three months ended September 30, 2013, there were 969,607 stock appreciation rights granted, and as of September 30, 2013, 969,607 stock appreciation rights were outstanding. For the three months ended September 30, 2013, pre-tax compensation expense for these stock appreciation rights was $109. The expense is reported within selling, general, and administrative expenses. The liability associated with the Company’s stock appreciation rights of $109 is included in other long-term liabilities.

d.	Unearned Compensation Expense

As of September 30, 2013, the Company has unearned compensation expense of $8,605, before income taxes, related to nonvested stock options, restricted stock units, and stock appreciation rights. The unrecognized compensation expense represents the minimum expense to be recognized over the grant date vesting terms or earlier as a result of accelerated expense recognition due to remeasurement of compensation cost for liability classified awards.  Future expense may exceed the unearned compensation expense in the future due to the remeasurement of liability classified awards.

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

The following table summarizes assets measured at fair value on a recurring basis at September 30, 2013:

	Total	Level 1	Level 2	Level 3
Foreign exchange option contracts	$1	—	1	—
Total	$1	—	1	—

The following table summarizes liabilities measured at fair value on a recurring basis at September 30, 2013:

	Total	Level 1	Level 2	Level 3
Foreign exchange forward contracts	$142	—	142	—
Liability classified stock options	30,033	—	30,033	—
Restricted stock units	5,678	5,678	—	—
Stock appreciation rights	109	—	109	—
Total	$35,962	5,678	30,284	—

The following table summarizes assets measured at fair value on a recurring basis at June 30, 2013:

	Total	Level 1	Level 2	Level 3
Foreign exchange forward and option contracts	$251	—	251	—
Total	$251	—	251	—

The following table summarizes liabilities measured at fair value on a recurring basis at June 30, 2013:

	Total	Level 1	Level 2	Level 3
Liability classified stock options	$17,208	—	17,208	—
Restricted stock units	3,379	3,379	—	—
Total	$20,587	3,379	17,208	—

Derivative liabilities related to the foreign exchange forward and option contracts are summarized in note 8 (Derivative Instruments). Fair values are determined by independent brokers using quantitative models based on readily observable market data.

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

A current and a former member of the board of directors are affiliated with Marco International. During the three months ended September 30, 2013 and 2012, the Company:

•
Entered into agreements with Marco International to purchase carbon electrodes. Marco International billed $771 and $14,347, respectively, under these agreements. At September 30, 2013 and June 30, 2013, payables to Marco International under these agreements totaled $263 and $0, respectively.

•
Entered into agreements with Marco International to purchase rare earth. Marco International billed $189 and $0, respectively, under these agreements. At September 30, 2013 and June 30, 2013, payables to Marco International under these agreements totaled $189 and $0, respectively.

•
Entered into an agreement to sell ferrosilicon to Marco International. Net sales were $41 and $137, respectively, under this agreement. At September 30, 2013 and June 30, 2013, receivables from Marco International under this agreement totaled $41 and $0, respectively.

•
Entered into an agreement to sell calcium silicon powder to Marco International. Net sales were $916 and $464, respectively, under this agreement. At September 30, 2013 and June 30, 2013, receivables from Marco International under this agreement totaled $611 and $0, respectively.

(17)           Operating Segments

Operating segments are based upon the Company’s management reporting structure and include the following five reportable segments:

•	GMI — a manufacturer of silicon metal and silicon-based alloys and a provider of specialty metallurgical coal for the silicon metal and silicon-based alloys industries located in North America.

•	Globe Metales — a manufacturer of silicon-based alloys located in Argentina.

•	Solsil — a developer of upgraded metallurgical grade silicon metal located in the United States.

•	Corporate — general corporate expenses, investments, and related investment income.

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

Each of our reportable segments distributes its products in both its country of domicile, as well as to other international customers. The following presents the Company’s consolidated net sales by product line:

	Three Months Ended
	September 30,
	2013	2012
Silicon metal	$85,335	112,912
Silicon-based alloys	61,396	67,141
Other	26,263	20,655
Total	$172,994	200,708

a.  Segment Data

Summarized financial information for our reportable segments as of, and for, the three months ended September 30, 2013 and 2012, is shown in the following tables:

	Three Months Ended
	September 30,
	2013
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes	Total Assets
GMI	$159,600	10,828	10,056	688,189
Globe Metales	11,941	1,329	557	71,138
Solsil	—	(32)	(32)	15,347
Corporate	—	(15,993)	(19,538)	410,268
Other	3,209	(776)	(797)	27,832
Eliminations	(1,756)	220	220	(375,322)
	$172,994	(4,424)	(9,534)	837,452

	Three Months Ended
	September 30,
	2012
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes
GMI	$184,738	23,646	23,845
Globe Metales	14,346	1,439	1,164
Solsil	—	(173)	(173)
Corporate	—	(29,429)	(29,916)
Other	2,482	(963)	(1,084)
Eliminations	(858)	(172)	(173)
	$200,708	(5,652)	(6,337)

The accounting policies of our operating segments are the same as those disclosed in note 2 (Summary of Significant Accounting Policies) to our June 30, 2013 financial statements. We evaluate segment performance principally based on operating income (loss). Intersegment net sales are not material.

b.  Geographic Data

Net sales are attributed to geographic regions based upon the location of the selling unit. Net sales by geographic region for the three months ended September 30, 2013 and 2012 consist of the following:
	Three Months Ended
	September 30,
	2013	2012
United States	$148,330	156,580
Canada	11,037	28,158
Argentina	10,696	13,488
Poland	2,892	2,364
China	39	118
Total	$172,994	200,708

Long-lived assets by geographical region at September 30, 2013 and June 30, 2013 consist of the following:
	September 30,	June 30,
	2013	2013
United States	$324,921	328,326
Canada	95,473	95,591
Argentina	23,928	24,344
China	16,537	16,955
Poland	869	885
Total	$461,728	466,101

Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation, depletion and amortization, and goodwill and other intangible assets.

c.  Major Customer Data

The following is a summary of the Company’s major customers and their respective percentages of consolidated net sales for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
	2013	2012
Dow Corning	17%	21%
All other customers	83%	79%
Total	100%	100%

The majority of sales to Dow Corning for the three months ended September 30, 2013 and 2012 are associated with Dow Corning’s 49% ownership interest in WVA Manufacturing, LLC (WVA LLC), and Quebec Silicon Limited Partnership (QSLP). Sales to Dow Corning are included in the GMI segment.

(18)           Subsequent Events

On November 5, 2013, the Company’s Board of Directors approved a quarterly dividend of $0.06875 per common share, pursuant to the Company’s previously announced intention to pay an annual divided on a quarterly basis.  The dividend is payable on December 23, 2013 to shareholders of record at the close of business on December 9, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Certain statements made in this quarterly report involve risks and uncertainties. These forward-looking statements reflect the Company’s best judgment based on our current expectations, assumptions, estimates and projections about us and our industry, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements are more fully described in the “Risk Factors” sections contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 and in this Quarterly Report. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report, as well as the more detailed information in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Introduction

Globe Specialty Metals, Inc., together with its subsidiaries (collectively, “we” or “our”) is one of the leading manufacturers of silicon metal and silicon-based alloys. As of September 30, 2013, we owned and operated six principal manufacturing facilities and coal mines, in two primary operating segments: GMI, our U.S. operations and, Globe Metales, our Argentine operations.

Business Segments

We operate in five reportable segments:

•
GMI — a manufacturer of silicon metal and silicon-based alloys located in North America with plants in Beverly, Ohio, Alloy, West Virginia, Niagara Falls, New York, Selma, Alabama, Bridgeport, Alabama and Bécancour, Quebec and a provider of specialty metallurgical coal for the silicon metal and silicon-based alloys industries located in Corbin, Kentucky;

•	Globe Metales — a manufacturer of silicon-based alloys located in Argentina with a silicon-based alloys plant in Mendoza and a cored-wire fabrication facility in San Luis;

•	Solsil — a developer of upgraded metallurgical grade silicon metal located in the United States with operations in Beverly, Ohio;

•	Corporate — a corporate office including general expenses, investments, and related investment income; and

•
Other — includes an electrode production operation in China (Yonvey) and a cored-wire production facility located in Poland. These operations do not fit into the above reportable segments, and are immaterial for purposes of separate disclosure.

Overview and Recent Developments

Customer demand has stabilized for silicon metal and silicon-based alloys as our major end markets which include chemical, aluminum, automotive, steel and solar are showing signs of improvement.  While demand has stabilized, the sales mix shifted during the quarter which produced lower average sales prices when compared to the fourth quarter of fiscal year 2013.  We experienced lower silicon metal indexed pricing compared to the prior quarter and on the silicon-based alloys, we continued to face reduced pricing and sales of ferrosilicon due to the aggressive pricing of imports, primarily from Russia and Venezuela. However, the prices of our ferrosilicon sales began to improve after we filed an antidumping case in July 2013 covering ferrosilicon imports from Russia and Venezuela.

On May 3, 2013, we exercised our right to lockout the unionized employees at the Becancour, Canada plant.  At the time of the lockout, the plant shut down two of the three furnaces.  Currently, management representatives of the plant operate the remaining furnace.  During the quarter, the lockout cost the company approximately $900,000 per month in operating income.  We currently cannot anticipate when we will have a negotiated resolution to the lockout.

Net sales for the first quarter decreased $8,063,000 or 4% from the immediately preceding quarter as a result of a 4% decrease in both tons shipped and pricing.  Silicon metal volume declined 4,981 metric tons due to the lockout at our Becancour, Canada facility.  This decline was partially offset by an increase in silicon metal volume from our U.S. based plants of 2,301 metric tons due to increased customer demand.  Silicon-based alloys volumes were flat compared to the prior quarter.

During the first quarter, we incurred $2,608,000 in costs and lost profitability related to the Becancour lockout.  During the first quarter, we continued to realize the benefits of the maintenance outages taken in fiscal 2013 and as a result, our cost of production decreased by approximately $2,100,000, excluding our Becancour, Canada plant.  These production improvements partially offset the lower pricing and volumes.

Outlook

Customer demand for silicon metal in the United States is increasing as our end markets including steel, autos and consumer goods continue to strengthen.  Index pricing has increased slightly, and we are optimistic about calendar 2014 pricing.  However, Europe and South America remain weak, resulting in continued modest supply and demand imbalances.  We recently started negotiations on our calendar 2014 silicon metal business and orders are coming at a healthy pace.   As in the past, we have business that is fixed priced and business that is priced based on indices.  To-date, the fixed priced and indexed business, together, is at an aggregate price above the current published indexes.  We will continue to sell on a fixed and an indexed basis as appropriate and leave room for spot business as well.  We are seeing consistent demand and positive signs for the major end market that use our products directly and indirectly.

We saw continued improvement in operational efficiency following the completion of the planned maintenance outages in the third quarter of fiscal 2013.  Additionally, as a result of the significant outages in fiscal 2013, we are experiencing lower cost related to maintenance and furnace downtime.  Additionally, we continue to look at all areas of the Company and will continue to take strong measures to further improve the cost structure across the company.

A favorable outcome from the Canadian anti-dumping and countervailing duties action against imports of silicon metal from China may have a positive impact on pricing and opportunities in the Canadian market.  We have also filed a trade petition to address the unfair trade flow of ferrosilicon from Russia and Venezuela into the United States.  We expect a final resolution of this trade petition in the first quarter of fiscal 2015.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from the estimates used under different assumptions or conditions. We have provided a description of significant accounting policies in the notes to our condensed consolidated financial statements and our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Our critical accounting policies have not significantly changed from those discussed in “Part II — Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, except as follows:

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

Results of Operations

GSM Three Months Ended September 30, 2013 vs. 2012

Consolidated Operations:
	Three Months Ended
	September 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$172,994	200,708	(27,714)	(13.8%)
Cost of goods sold	152,280	168,640	(16,360)	(9.7%)
Selling, general and administrative expenses	25,138	37,720	(12,582)	(33.4%)
Operating loss	(4,424)	(5,652)	1,228	(21.7%)
Interest expense, net	(4,750)	(1,345)	(3,405)	253.2%
Other (loss) income	(360)	660	(1,020)	(154.5%)
Loss before benefit from income taxes	(9,534)	(6,337)	(3,197)	50.4%
Benefit from income taxes	(2,709)	(1,269)	(1,440)	113.5%
Net loss	(6,825)	(5,068)	(1,757)	34.7%
Income attributable to noncontrolling interest, net of tax	(27)	(637)	610	(95.8%)
Net loss attributable to Globe Specialty Metals, Inc.	$(6,852)	(5,705)	(1,147)	20.1%

Net Sales:
	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$85,335	31,619	$2,699	$112,912	40,487	$2,789
Silicon-based alloys	61,396	30,416	2,019	67,141	29,543	2,273
Silicon metal and silicon-based alloys	146,731	62,035	2,365	180,053	70,030	2,571
Silica fume and other	26,263			20,655
Total net sales	$172,994			$200,708

Net sales decreased $27,714,000 or 14% from the prior year to $172,994,000 primarily as a result of an 11% decrease in metric tons sold and an 8% decrease in average selling prices.  The decrease in volume was driven by a 22% decrease in silicon metal tons sold and a 3% increase in silicon-based alloys tons sold, resulting in a decrease of $22,748,000.  The decrease in silicon metal tons sold was due to the unionized employee lockout at the Becancour Canada plant which contributed 7,625 fewer tons in the first quarter of fiscal 2014 and a decrease from our Beverly, Ohio facility due to the conversion of a silicon furnace to a ferrosilicon furnace.  The increase in silicon-based alloys was primarily due to increased demand from the steel and automotive industries in North America.

The average selling price of silicon metal decreased by 3% and the average selling price of silicon-based alloys decreased 11% during the first quarter of fiscal 2014 compared to the prior year quarter.  The decrease in silicon metal pricing was due to lower pricing on calendar 2013 contracts, including lower pricing on index based contracts compared to calendar 2012 contracts.  The decrease in silicon-based alloys pricing was due to weaker pricing in the marketplace driven by import competition and end-user demand, particularly in Europe.

Other revenue increased $5,608,000 primarily due to an increase in silica fume sales as a result from the step acquisition of a 50% interest in an existing equity investment.

Cost of Goods Sold:

The 16,360,000 or 10% decrease in cost of goods sold was a result of an 11% decrease in tons sold, offset by a 2% increase in cost per ton sold.  The increase in cost per ton sold is primarily due to the impact of the lockout at the Becancour Canada plant where one furnace is being operated by management representatives of the plant.

Gross margin represented approximately 12% of net sales in the first quarter of fiscal year 2014 and decreased from 16% of net sales from the first quarter of fiscal year 2013, primarily as a result of lower silicon metal and silicon-based alloy selling prices.

Selling, General and Administrative Expenses:

The decrease in selling, general and administrative expenses of $12,582,000, or 33% was primarily due to a decrease in stock based compensation of approximately $11,207,000, of which $11,667,000 represents the cost resulting from the remeasurement of outstanding liability classified option awards.   In addition, we had a reduction in variable-based compensation of $3,077,000 and a decrease in due diligence and transaction related costs of $490,000.  These decreases were partially offset by an increase in audit fees of $946,000 and an increase in salaries and wages of $666,000.

Net Interest Expense:

Net interest expense increased by $3,405,000 due to the write-off of deferred financing costs of approximately $3,354,000 related to the repayment and cancellation of our previous revolving credit facility in the first quarter of fiscal year 2014.

Other (loss) Income:

Other (loss) income decreased by $1,020,000 from income of $660,000 to a loss of $360,000 primarily due to a smaller gain resulting from the revaluation of a U.S. dollar loan at a foreign subsidiary and the increased devaluation of the Argentine peso.

Income Taxes:

Tax benefit as a percentage of pre-tax income was approximately 28%, or ($2,709,000), in the first quarter of fiscal year 2014 and the tax benefit as a percentage of pre-tax income was approximately 20%, or ($1,269,000), in the first quarter of fiscal year 2013. The change in the effective tax rate was a result of an expected higher full year tax rate in fiscal year 2014, primarily due to an expected decrease in credits related to domestic production.

Segment Operations

GMI

	Three Months Ended
	September 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$159,600	184,738	(25,138)	(13.6%)
Cost of goods sold	140,586	154,022	(13,436)	(8.7%)
Selling, general and administrative expenses	8,186	7,070	1,116	15.8%
Operating income	$10,828	23,646	(12,818)	(54.2%)

Net sales decreased $25,138,000 or 14% from the prior year to $159,600,000.  The decrease was primarily attributable to a 12% decrease in tons sold and an 8% decrease in average selling prices.  Silicon metal tons sold decreased 22% due to the unionized employee lockout at the Becancour Canada plant and a decrease from our Beverly, Ohio facility due to the conversion of a silicon furnace to a ferrosilicon furnace.  Silicon-based alloys tons sold increased 6% primarily due to increased demand from the steel and automotive industries in North America.  Silicon metal pricing decreased 3% due to lower pricing on calendar 2013 contracts, including lower pricing on index based contracts compared to calendar 2012 contracts.  Silicon-based alloys pricing decreased 11% due to a reduction in both ferrosilicon and magnesium ferrosilicon pricing driven by pricing pressure from imports.  Other revenue increased $5,406,000 primarily due to an increase in silica fume sales.

Operating income decreased by $12,818,000 from the prior year quarter to $10,828,000.  This decrease was primarily due to lower average selling prices and lower volume for silicon metal and silicon and silicon-based alloys.  Cost of goods sold decreased by 9% while volumes decreased by 12%.  The increase in cost per ton sold is primarily due to the impact of the lockout at the Becancour Canada plant where one furnace is being operated by management representatives of the plant.

Globe Metales

	Three Months Ended
	September 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$11,941	14,346	(2,405)	(16.8%)
Cost of goods sold	9,929	12,042	(2,113)	(17.5%)
Selling, general and administrative expenses	683	865	(182)	(21.0%)
Operating income	$1,329	1,439	(110)	(7.6%)

Net sales decreased $2,405,000 or 17% from the prior year to $11,941,000.  The decrease was primarily attributable to an 11% decrease in tons sold and a 10% decrease in average selling prices.  Volume decreased primarily due to a 44 day planned maintenance outage in the first quarter of fiscal year 2014.  Overall pricing decreased due to weaker demand from the steel market, continued weakness in Europe and a mix shift from calcium silicon to ferrosilicon with a lower selling price.

Operating income decreased by $110,000 from the prior year to $1,329,000.  The decrease was primarily due to lower average selling prices and lower volume, partially offset by lower costs due to the devaluation of the Argentine Peso.

Solsil

	Three Months Ended
	September 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Cost of goods sold	$32	124	(92)	(74.2%)
Selling, general and administrative expenses	—	49	(49)	(100.0%)
Operating loss	$(32)	(173)	141	81.5%

Net sales remained constant from the prior year at $0. This was attributable to Solsil suspending commercial production during fiscal year 2010 as a result of a significant decline in the price of polysilicon and the decline in demand for upgraded metallurgical grade silicon. We are concentrating our efforts on research and development activities focused on reducing our cost of production.

Corporate

	Three Months Ended
	September 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$15,993	29,429	(13,436)	(45.7%)
Operating loss	$(15,993)	(29,429)	13,436	45.7%

Operating loss decreased by $13,436,000 from the prior year to $15,993,000.  Selling, general and administrative expenses decreased by $13,436,000 year over year primarily due to a decrease in stock based compensation of approximately $11,207,000, of which $11,667,000 represents the cost resulting from the remeasurement of outstanding liability classified option awards.  In addition, we had a reduction in variable-based compensation of $2,500,000 and a decrease in due diligence and transaction related costs of $490,000.  These decreases were partially offset by an increase in audit fees of $1,008,000.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balance, cash flows from operations, and unused commitments under our existing credit facilities. At September 30, 2013, our cash and cash equivalents balance was approximately $163,084,000 and we had $224,205,000 available for borrowing under our existing financing arrangements. We generated cash flows from operations totaling $38,694,000 during the quarter ended September 30, 2013.

As of September 30, 2013, the amount of cash and cash equivalents included in the Company’s consolidated cash that was held by foreign subsidiaries was approximately $53,201,000. If these funds are needed for operations in the U.S., the Company will be required to accrue and pay taxes in the U.S. to repatriate these funds. However, the Company’s intent is to permanently reinvest these funds outside the U.S., and the Company’s current plans do not indicate a need to repatriate them to fund operations in the U.S.

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

On August 20, 2013, we refinanced our existing credit facility. The previous facility, which was due to expire May 31, 2017, has been replaced with the new facility that extends the expiration to August 20, 2018, improves pricing and increases our flexibility to pursue strategic objectives while maintaining the capacity of the revolving credit facility at $300,000,000, plus an accordion feature of an additional $150,000,000.

Cash Flows

The following table is a summary of consolidated cash flows:

	Three Months Ended
	September 30,
	2013	2012
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$169,676	178,010
Cash flows provided by operating activities	38,694	15,923
Cash flows used in investing activities	(7,203)	(8,025)
Cash flows used in by financing activities	(37,410)	(2,721)
Effect of exchange rate changes on cash	(673)	(1,078)
Cash and cash equivalents at end of period	$163,084	182,109

Operating Activities:

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions.

Net cash provided by operating activities was $38,694,000 and $15,923,000 during the first three months of fiscal year 2014 and 2013, respectively. The $22,771,000 increase in net cash provided by operating activities was due to a decrease in net working capital partially offset by a decrease in operating results for the first three months of fiscal year 2014 compared to the first three months of fiscal year 2013. In the first three months of fiscal year 2014, accounts receivable decreased due to lower shipments driven by the lockout at our Becancour, Quebec facility, and inventories decreased due to the impact of several inventory reduction initiatives.  This change was offset by a decrease in accounts payable due to the timing of payments.

Investing Activities:

Net cash used in investing activities was approximately $7,203,000 and $8,025,000 in the first three months of fiscal year 2014 and 2013, respectively.  Capital expenditures in the first quarter of fiscal year 2014 were $7,203,000, down from $8,025,000 in the prior year, primarily due to a decrease in planned major maintenance.

Financing Activities:

Net cash used in financing activities was approximately ($37,410,000) and ($2,721,000) in the first three months of fiscal year 2014 and 2013, respectively. In the first quarter of fiscal year 2014, we decreased the borrowings on our new revolving credit facility by $30,250,000.  In addition, we paid dividends of $5,178,000 in the first quarter of fiscal year 2014, verses $4,691,000 in the prior year.

Exchange Rate Change on Cash:

The effect of exchange rate changes on cash was related to fluctuations in the renminbi and Canadian dollars, the functional currency of our Chinese and Canadian subsidiaries.

Commitments and Contractual Obligations

Our commitments and contractual obligations have not changed significantly from those disclosed in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commitments and Contractual Obligations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

At September 30, 2013 and June 30, 2013, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

Recently Implemented Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) amended its accounting guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of the guidance were effective as of the beginning of our 2013 fiscal year. Accordingly, we have presented the components of net income and other comprehensive income for the three months ended September 30, 2013 and September 30, 2012 as two separate but consecutive statements. In February 2013, the FASB issued guidance that would require an entity to provide enhanced footnote disclosures to explain the effect of reclassification adjustments on other comprehensive income by component and provide tabular disclosure in the footnotes showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. The provisions of the guidance were effective as of the beginning of our 2014 fiscal year. We have adopted this standard during the current fiscal year. The adoption of this standard did not have any material effect on our consolidated financial condition or results of operations during the current periods.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks have not changed significantly from those disclosed in “Part II — Item 7A. — Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)) as of September 30, 2013. Based upon that evaluation, our Principal Executive Officers and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in “Part I — Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. There have been no material changes in our risks from such description.

Item 4.  Mine Safety Disclosure

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulations S-K (17 CFR 229.104) is included in exhibit 95 to the quarterly report.

Item 6.  Exhibits

Exhibit Number	Description of Document
10.1 31.1	Employment Agreement Amendment, dated August 21, 2013, between GSM and Stephen Lebowitz† Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
95	Mine Safety Disclosure†
101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements.†
________________________________

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Globe Specialty Metals, Inc.
(Registrant)

By:                     /s/  Jeff Bradley
      Jeff Bradley
      Chief Executive Officer

By:      /s/  Joseph Ragan
      Joseph Ragan
      Chief Financial Officer

             November 6, 2013