Form 10-Q
period 2013-12-31
GLOBE SPECIALTY METALS INC
filed 2014-02-10
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 5, 2014, the registrant had 74,414,018 shares of common stock outstanding.

Globe Specialty Metals, Inc.

		Page No.
PART I
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 4.	Mine Safety Disclosure	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
SIGNATURES		26
EX-31.1
EX-31.2
EX-32.1
EX-95
EX-101

PART I

Item 1.  Financial Statements

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
December 31, 2013 and June 30, 2013
(In thousands, except share and per share amounts)
(Unaudited)

	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$158,564	169,676
Accounts receivable, net of allowance for doubtful accounts of $823
and $793 at December 31, 2013 and June 30, 2013, respectively	70,341	83,816
Inventories	88,562	101,197
Deferred tax assets	17,877	11,504
Prepaid expenses and other current assets	14,165	26,338
Total current assets	349,509	392,531
Property, plant, and equipment, net of accumulated depreciation, depletion and amortization	460,180	422,447
Deferred tax assets	125	125
Goodwill	43,343	43,177
Other intangible assets	477	477
Investments in unconsolidated affiliates	5,973	5,973
Other assets	4,385	6,893
Total assets	$863,992	871,623
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,832	41,039
Short-term debt	15	284
Revolving credit agreements	9,000	9,000
Stock compensation accrual	38,400	17,530
Accrued expenses and other current liabilities	42,783	31,356
Total current liabilities	131,030	99,209
Long-term liabilities:
Revolving credit agreements	100,000	130,250
Deferred tax liabilities	45,541	37,375
Other long-term liabilities	52,712	58,709
Total liabilities	329,283	325,543
Commitments and contingencies (note 11)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares; issued, 75,593,454
and 75,588,986 shares at December 31, 2013 and June 30, 2013, respectively	8	8
Additional paid-in capital	397,415	399,234
Retained earnings	66,893	70,628
Accumulated other comprehensive loss	(6,191)	(4,918)
Treasury stock at cost 697,678 and 282,437 shares at December 31, 2013
and June 30, 2013, respectively	(7,287)	(4)
Total Globe Specialty Metals, Inc. stockholders’ equity	450,838	464,948
Noncontrolling interest	83,871	81,132
Total stockholders’ equity	534,709	546,080
Total liabilities and stockholders’ equity	$863,992	871,623

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statements
Three and six months ended December 31, 2013 and 2012
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net sales	$178,406	179,940	$351,400	380,648
Cost of goods sold	150,713	148,331	302,993	316,971
Selling, general, and administrative expenses	26,499	9,053	51,637	46,773
Contract acquisition cost	14,400	—	14,400	—
Curtailment gain	(5,831)	—	(5,831)	—
Operating (loss) income	(7,375)	22,556	(11,799)	16,904
Other income (expense):
Gain on remeasurement of equity investment	—	1,707	—	1,707
Bargain purchase gain	22,243	—	22,243	—
Interest income	4	217	132	388
Interest expense, net of capitalized interest	(1,050)	(1,826)	(5,928)	(3,342)
Foreign exchange loss	(728)	(1,632)	(1,109)	(1,087)
Other (expense) income	(3)	(13)	18	102
Income before (benefit from) provision for income taxes	13,091	21,009	3,557	14,672
(Benefit from) provision for income taxes	(3,207)	5,373	(5,916)	4,104
Net income	16,298	15,636	9,473	10,568
Income attributable to noncontrolling interest, net of tax	(2,825)	(568)	(2,852)	(1,205)
Net income attributable to Globe Specialty Metals, Inc.	$13,473	15,068	$6,621	9,363
Weighted average shares outstanding:
Basic	75,267	75,174	75,289	75,112
Diluted	75,388	75,247	75,377	75,275
Earnings per common share:
Basic	$0.18	0.20	$0.09	0.12
Diluted	0.18	0.20	0.09	0.12
Cash dividends declared per common share	0.07	0.19	0.14	0.25

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
Three and six months ended December 31, 2013 and 2012
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net income	$16,298	15,636	$9,473	10,568
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,588)	(660)	(1,454)	1,565
Pension liability adjustment, net of tax expense of $18	68	—	68	—
Unrealized loss on available for sale securitites, net of tax	—	—	—	(1)
Total other comprehensive (loss) income	(2,520)	(660)	(1,386)	1,564
Comprehensive income	13,778	14,976	8,087	12,132
Comprehensive income (loss) attributable to noncontrolling interest	2,138	(28)	2,739	1,721
Comprehensive income attributable to Globe Specialty Metals, Inc.	$11,640	15,004	$5,348	10,411

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity
Six months ended December 31, 2013 and 2012
(In thousands)
(Unaudited)

	Globe Specialty Metals, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other	Treasury		Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	at Cost	Interest	Equity
Balance at June 30, 2013	75,589	$8	399,234	70,628	(4,918)	(4)	81,132	546,080
Share-based compensation	4	—	(1,819)	—	—	—	—	(1,819)
Share repurchase	—	—	—	—	—	(7,283)	—	(7,283)
Cash dividend	—	—	—	(10,356)	—	—	—	(10,356)
Comprehensive income (loss)	—	—	—	6,621	(1,273)	—	2,739	8,087
Balance at December 31, 2013	75,593	$8	397,415	66,893	(6,191)	(7,287)	83,871	534,709

Balance at June 30, 2012	75,332	$8	405,675	119,863	(6,840)	(4)	85,097	603,799
Share-based compensation	2	—	(8,027)	—	—	—	—	(8,027)
Stock option exercises	250	—	1,000	—	—	—	—	1,000
Cash dividend	—	—	—	(18,794)	—	—	—	(18,794)
Comprehensive income	—	—	—	9,363	1,048	—	1,721	12,132
Balance at December 31, 2012	75,584	$8	398,648	110,432	(5,792)	(4)	86,818	590,110

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Six months ended December 31, 2013 and 2012
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net income	$9,473	10,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,972	22,423
Depletion	715	810
Share-based compensation	(1,819)	(8,027)
Gain on remeasurement of equity investment	—	(1,707)
Curtailment gain	(5,831)	—
Bargain purchase gain	(22,243)	—
Amortization of deferred financing fees	3,577	400
Deferred taxes	(9,935)	(7,422)
Amortization of customer contract liabilities	(3,366)	(2,874)
Accretion	129	128
Changes in operating assets and liabilities:
Accounts receivable, net	13,661	7,924
Inventories	14,275	(24,188)
Prepaid expenses and other current assets	12,015	3,777
Accounts payable	2,513	(2,411)
Accrued expenses and other current liabilities	22,188	13,821
Other	4,637	(466)
Net cash provided by operating activities	61,961	12,756
Cash flows from investing activities:
Capital expenditures	(18,064)	(18,204)
Acquisition of businesses, net of cash acquired of $200 and $3,656, respectively	(3,800)	(844)
Net cash used in investing activities	(21,864)	(19,048)
Cash flows from financing activities:
Repayments of short-term debt	(269)	—
Borrowings under revolving credit agreements	131,400	20,391
Repayments under revolving credit agreements	(161,650)	(8,228)
Dividend payment	(10,356)	(18,794)
Debt issuance costs	(1,080)	—
Proceeds from stock option exercises	—	1,000
Purchase of treasury shares	(7,283)	—
Other financing activities	(1,263)	(1,275)
Net cash used in financing activities	(50,501)	(6,906)
Effect of exchange rate changes on cash and cash equivalents	(708)	(1,351)
Net decrease in cash and cash equivalents	(11,112)	(14,549)
Cash and cash equivalents at beginning of period	169,676	178,010
Cash and cash equivalents at end of period	$158,564	163,461

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$1,859	2,414
Cash (refunded) paid for income taxes, net of refunds totaling $4,310 and $87, respectively	(3,536)	11,651

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
Three and six months ended December 31, 2013 and 2012
(Dollars in thousands, except share and per share amounts)
(Unaudited)

(1)    Organization and Business Operations

Globe Specialty Metals, Inc. and subsidiaries (the Company, we, or our) is among the world’s largest producers of silicon metal and silicon-based alloys, important ingredients in a variety of industrial and consumer products. The Company’s customers include major silicone chemical, aluminum and steel manufacturers, auto companies and their suppliers, ductile iron foundries, manufacturers of photovoltaic solar cells and computer chips, and concrete producers.

(2)    Summary of Significant Accounting Policies

a. Basis of Presentation

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) of the results for the interim periods presented and such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. There have been no material changes to the Company’s significant accounting policies during the six months ended December 31, 2013.

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

c. Revenue Recognition

 Revenue is recognized when title, ownership, and risk of loss pass to the customer, all of which occurs when products are delivered to the Company’s customers or when products are picked up by a customer or a customer’s carrier. Written sales terms, including the selling price, are determined at the time of shipment or delivery. We have not experienced credit issues with our customers.

d. Exploration Costs

Costs incurred to maintain current production capacity at a mine and exploration expenditures are charged to operating costs as incurred, including costs related to drilling and study costs incurred.

e. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) amended its accounting guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of the guidance were effective as of the beginning of our 2013 fiscal year. Accordingly, we have presented the components of net income and other comprehensive income for the three and six months ended December 31, 2013 and December 31, 2012 as two separate but consecutive statements. In February 2013, the FASB issued guidance that would require an entity to provide enhanced footnote disclosures to explain the effect of reclassification adjustments on other comprehensive income by component and provide tabular disclosure in the footnotes showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. The provisions of the guidance were effective as of the beginning of our 2014 fiscal year. We have adopted this standard during the current fiscal year. The adoption of this standard did not have any material effect on our consolidated financial condition or results of operations during the current periods.

(3)    Business Combinations and Divestitures

Siltech:

On November 21, 2013, the Company purchased 100% of the outstanding shares of Silicon Technology (Pty) Ltd. (Siltech) for $4,000. The Company paid for the acquisition from available cash. Siltech is a silicon-based alloy producer in South Africa with an annual production capacity of approximately 45,000 metric tons. The acquisition was made to increase the Company’s current silicon-based alloy capacity by approximately 30% and its strategic location will enable the Company to supplement its existing facility to service the large and improving European, Asian and Middle Eastern markets. The Siltech facility was in an idled status when purchased. The Company intends to restart operations at the facility in the second half of calendar year 2014, and the capital expenditures necessary to restart operations are estimated to be $5,000.

The Siltech acquisition was recorded as a business combination under Accounting Standards Codification 805 (“ASC 805”), Business Combinations, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date while costs associated with the acquisition are expensed as incurred. The Company utilized the services of third-party valuation consultants, along with estimates and assumptions provided by the Company, to estimate the initial fair value of the net assets acquired. The third-party valuation consultants utilized several appraisal methodologies including income, market and cost approaches to estimate the fair value of the identifiable net assets acquired.

Based on the preliminary purchase price allocation, the following table summarizes the estimated preliminary fair value amounts of the assets acquired and liabilities assumed at the date of acquisition:

Net assets acquired:
Amount
Current assets	$2,298
Property, plant and equipment	46,500
Accounts payable	(317)
Accrued expenses	(10,478)
Deferred tax liabilities	(11,760)
Gain on bargain purchase	(22,243)
Cash consideration paid	$4,000

The preliminary fair value of the identifiable net assets acquired of approximately $26,243 exceeded the purchase price of $4,000, resulting in a gain on bargain purchase of $22,243, which was recorded in the condensed consolidated income statement for the period ended December 31, 2013. ASC 805 requires that when the fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase of a business, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. The Company performed such reassessment and initially concluded that the preliminary values assigned for the Siltech acquisition are reasonable.

The gain on bargain purchase was primarily attributable to the fact that Siltech was considered an ancillary business to the seller (Siltech being the seller’s only silicon-based alloys operation), coupled with the previous weaker silicon-based alloys pricing in the marketplace driven by end-user demand (which resulted in the idling of the facility by the seller in 2013).

The initial accounting for the business combination is not complete because the evaluation necessary to assess the fair values of the net assets acquired is still in process. The primary areas that are not yet finalized relate to completion of the third-party appraisal of the property, plant and equipment acquired and the liabilities assumed. The Company is reviewing the valuation and confirming the results to determine the final purchase price allocations during the measurement period. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Any changes to the fair value assessments will affect the gain on bargain purchase. Therefore, the final purchase price allocations may differ significantly from what is reflected in these condensed consolidated financial statements.

Pro forma results of operations and other disclosures for the Siltech acquisition have not been presented as they are not material in relation to the Company’s reported results.

Step Acquisition:

On December 20, 2012, the Company closed its stock purchase of the remaining 50% interest in an existing equity investment. The total purchase price was $5,000, of which $4,500 was financed using cash on hand and the remaining $500 is subject to the finalization of the working capital settlement. The Company recognized a gain of approximately $1,655 on the fair value remeasurement (based on the transaction price) of its existing 50% equity investment.  The Company finalized the purchase price allocation in December 2013, recorded $3,371 of goodwill in connection with the acquisition and was assigned to the GMI operating segment.

(4)             Inventories

Inventories comprise the following:

	December 31,	June 30,
	2013	2013
Finished goods	$33,333	35,015
Work in process	6,059	4,133
Raw materials	33,932	47,919
Parts and supplies	15,238	14,130
Total	$88,562	101,197

At December 31, 2013, $81,151 in inventory is valued using the first-in, first-out method and $7,411 using the average cost method. At June 30, 2013, $93,320 in inventory is valued using the first-in, first-out method and $7,877 using the average cost method.

(5)             Property, Plant, and Equipment

Property, plant, and equipment, net, comprise the following:

	December 31,	June 30,
	2013	2013
Land, land improvements, and land use rights	$13,681	9,085
Building and improvements	91,747	87,486
Machinery and equipment	210,363	196,915
Furnaces	239,476	202,444
Mineral reserves	55,843	55,843
Mine development	5,106	4,863
Other	11,952	11,279
Construction in progress	6,347	6,786
Property, plant, and equipment, gross	634,515	574,701
Less accumulated depreciation, depletion and amortization	(174,335)	(152,254)
Property, plant, and equipment, net	$460,180	422,447

Depreciation, depletion and amortization expense for the three and six months ended December 31, 2013 was $11,400 and $22,687, of which $11,132 and $22,150 is recorded in cost of goods sold and $268 and $537 is recorded in selling, general, and administrative expenses, respectively. Depreciation, depletion and amortization expense for the three and six months ended December 31, 2012 was $11,550 and $23,233, of which $11,367 and $22,869 is recorded in cost of goods sold and $183 and $364 is recorded in selling, general, and administrative expenses, respectively.

Capitalized interest for both the three and six months ended December 31, 2013 was $103. Capitalized interest for both the three and six months ended December 31, 2012 was $0.

Mineral reserves are recorded at fair value at the date of acquisition. Mineral reserves are included in “Property, plant and equipment, net of accumulated depreciation, depletion and amortization” on the consolidated balance sheets. Depletion of mineral reserves is computed using the units-of-production method utilizing only proven and probable reserves (as adjusted for recoverability factors) in the depletion base.

(6)             Goodwill and Other Intangibles

Goodwill and other intangibles presented below have been allocated to the Company’s operating segments.

a. Goodwill

Changes in the carrying amount of goodwill, by reportable segment, during the six months ended December 31, 2013 are as follows:

		Globe
	GMI	Metales	Solsil	Other	Total

Goodwill	$34,734	14,313	57,656	7,260	113,963
Accumulated impairment loss	—	(6,000)	(57,656)	(7,130)	(70,786)
Balance at June 30, 2013	34,734	8,313	—	130	43,177

Goodwill	34,734	14,313	57,656	7,260	113,963
Accumulated impairment loss	—	(6,000)	(57,656)	(7,130)	(70,786)
Purchase price allocation adjustments	166	—	—	—	166
Balance at December 31, 2013	$34,900	8,313	—	130	43,343

b. Other Intangible Assets

There were no changes in the value of the Company’s indefinite lived intangible assets during the six months ended December 31, 2013 and 2012.

(7)             Debt

a. Short-Term Debt

Short-term debt comprises the following:

		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line
December 31, 2013:
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

b. Revolving Credit Agreements

A summary of the Company’s revolving credit agreements at December 31, 2013 is as follows:

		Weighted
	Outstanding	Average	Unused	Total
	Balance	Interest Rate	Commitment	Commitment
Revolving multi-currency credit facility	$100,000	1.67%	$199,060	300,000
Revolving credit agreement	—	5.00%	14,585	14,585
Revolving credit facility	9,000	2.32%	11,000	20,000

On August 20, 2013, the Company entered into a $300,000 five-year revolving multi-currency credit facility, which includes a $10,000 sublimit for swing line loans and a $25,000 sublimit letter of credit facility. The credit facility refinanced existing debt under the revolving multi-currency credit agreement dated May 31, 2012 and closing costs. The credit facility currently provides up to an additional $199,060 of borrowing capacity as of December 31, 2013. At the Company’s election, the credit facility may be increased by an amount up to $150,000 in the aggregate; such increase may be in the form of term loans or increases in the revolving credit line, subject to lender commitments and certain conditions as described in the credit agreement. The agreement contains provisions for adding domestic and foreign subsidiaries of the Company as additional borrowers under the credit facility. The agreement terminates on August 20, 2018 and requires no scheduled prepayments before that date. The Company classifies borrowings under this credit facility as long-term liabilities.

Interest on borrowings under the multi-currency credit facility is payable, at the Company’s election, at either (a) a base rate (the higher of (i) the U.S. federal funds rate plus 0.50% per annum, (ii) the Administrative Agent’s prime rate or (iii) a Eurocurrency Rate for loans with a one month interest period plus 1.00% per annum plus a margin ranging from 0.50% to 1.50% per annum (such margin determined by reference to the leverage ratio set forth in the credit agreement), or (b) the Eurocurrency Rate plus a margin ranging from 1.50% to 2.50% per annum (such margin determined by reference to the leverage ratio set forth in the credit agreement). Certain commitment fees are also payable under the credit agreement. The credit agreement contains various covenants. They include, among others, a maximum net debt to earnings before income tax, depreciation and amortization ratio and a minimum interest coverage ratio. The credit facility is guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). Borrowings under the credit agreement are collateralized by the assets of the Company and the Guarantors, including certain real property, equipment, accounts receivable, inventory and the stock of certain of the Company’s and the Guarantors’ subsidiaries. The Company was in compliance with the loan covenants at December 31, 2013.

At December 31, 2013, there was a $100,000 balance outstanding on the revolving multi-currency credit facility. The total commitment outstanding on this credit facility includes $640 outstanding letters of credit associated with landlord guarantees and $300 outstanding letters of credit associated with economic development.

On May 31, 2012, the Company entered into a credit agreement which provided for a $300,000 five-year revolving multi-currency credit facility. Outstanding balances on this revolving credit facility were paid down and refinanced with the new revolving multi-currency credit facility the Company entered into on August 20, 2013.

On October 1, 2010, the Company entered into a revolving credit facility, which was amended on March 5, 2012 and further amended on June 30, 2013. The amended agreement provides for a $20,000 revolving credit facility. Total borrowings under this revolving credit facility were $9,000 at December 31, 2013. Interest on advances under the revolving credit facility accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. The credit facility is subject to certain restrictive and financial covenants, which include limits on additional debt, a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization and a minimum net worth. The Company was in compliance with the loan covenants at December 31, 2013. The Company classifies borrowings under this revolving credit facility as current liabilities as the arrangement is payable in full upon the earlier of 10 business days following written demand by the lender or the agreement’s expiration on December 31, 2014.

The Company’s subsidiary, Quebec Silicon, entered into a revolving credit agreement dated October 1, 2010, amended on November 23, 2011 and further amended and restated on September 20, 2012, which provides for up to $15,000 Canadian Dollars to fund Quebec Silicon’s working capital requirements. Funding under the revolving credit agreement is available upon request at any time, up to the full amount of the unused credit commitment and subject to continued compliance with the terms of the agreement. Interest on borrowings under the credit agreement is payable at a variable rate of Canadian prime plus 2.00% (5.00% at December 31, 2013), payable quarterly. The credit agreement expires on September 20, 2015, and may be terminated earlier, at the lender’s discretion subject to certain change in ownership conditions being met. All of Quebec Silicon’s assets, properties and revenues have been pledged as security for Quebec Silicon’s obligations under the revolving credit agreement. As of December 31, 2013, there was no outstanding balance under the facility.

c. Fair Value of Debt

The recorded carrying values of our debt balances approximate fair value given our debt is at variable rates tied to market indicators or is short-term in nature.

(8)             Derivative Instruments

The Company enters into derivative instruments to hedge certain interest rate, currency, and commodity price risks. The Company does not engage in interest rate, currency, or commodity speculation, and no derivatives are held for trading purposes. All derivatives are accounted for using mark-to-market accounting. The Company believes it is not practical to designate its derivative instruments as hedging instruments as defined under ASC Subtopic 815-10, Derivatives and Hedging (ASC 815). Accordingly, the Company adjusts its derivative financial instruments to current market value through the condensed consolidated income statement based on the fair value of the agreement as of period end. Although not designated as hedged items as defined under ASC 815, these derivative instruments serve to significantly offset the Company’s interest rate, currency, and commodity risks. Gains or losses from these transactions offset gains or losses on the assets, liabilities, or transactions being hedged. No credit loss is anticipated as the counterparties to these agreements are major financial institutions that are highly rated.

Interest Rate Risk:

The Company is exposed to market risk from changes in interest rates on certain of its short-term and long-term debt obligations. The Company currently has no interest rate derivatives to reduce exposure to interest rate fluctuations.

Foreign Currency Risk:

The Company is exposed to market risk arising from changes in currency exchange rates as a result of its operations outside the United States, principally in Argentina, China and Canada. A portion of the Company’s net sales generated from its non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of the Company’s operating costs for its non-U.S. operations are denominated in local currencies, principally the Canadian dollar, Argentine peso and the Chinese renminbi. Consequently, the translated U.S. dollar value of the Company’s non-U.S. dollar net sales, and related accounts receivable balances, and its operating costs are subject to currency exchange rate fluctuations. Derivative instruments are not used extensively to manage this risk. At December 31, 2013, the Company had no outstanding foreign exchange forward and option contracts.

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

The effect of the Company’s derivative instruments on the condensed consolidated income statement is summarized in the following table:

	Loss Recognized		(Loss) Gain Recognized
	During the Three Months		During the Six Months
	Ended December 31,		Ended December 31,		Location
	2013	2012	2013	2012	of (Loss) Gain
Foreign exchange forward and option contracts	(176)	(275)	(603)	(204)	Foreign exchange loss
Power hedges	—	(80)	—	181	Cost of goods sold

The fair values of the Company’s derivative instruments at December 31, 2013 are summarized in note 15 (Fair Value Measurements). The Company held no foreign exchange option contracts or power hedges at December 31, 2013.

(9)           Benefit Plans

a. Defined Benefit Retirement Plan

The Company’s subsidiary, Globe Metallurgical Inc. (GMI), sponsors three noncontributory defined benefit pension plans covering certain domestic employees. These plans were frozen in 2003. The Company’s subsidiary, Core Metals, sponsors a noncontributory defined benefit pension plan covering certain domestic employees. This plan was closed to new participants in April 2009. The Company’s subsidiary, Quebec Silicon, sponsors a contributory defined benefit pension plan.

The components of net periodic pension expense for the Company’s defined benefit pension plans are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Interest cost	$762	799	$1,528	1,609
Service cost	293	599	902	1,208
Expected return on plan assets	(680)	(636)	(1,361)	(1,266)
Amortization of net loss	313	332	627	769
Net periodic pension expense	$688	1,094	$1,696	2,320

The Company expects to make required and discretionary contributions of approximately $2,808 to the plans for the fiscal year ending June 30, 2014, of which $1,604 has been contributed through December 31, 2013.

The active unionized employee members of the bargaining unit of Quebec Silicon who, prior to January 1, 2014, participated in the defined benefit pension plan and/or the defined contribution plan will participate in the RRFS-FTQ beginning January 1, 2014. Membership in the defined benefit pension plan will be frozen as of December 31, 2013. No new members may join the defined pension benefit plan as of January 1, 2014. However, the defined benefit pension plan will be maintained in effect. The benefit formula under the defined benefit pension plan for pensionable service after January 1, 2014 will be 0.01% of final average compensation up to the final average maximum pensionable earnings plus 0.012% of final average compensation in excess of the final average maximum pensionable earnings, multiplied by the years and months of completed service pensionable.

b. Defined Postretirement Benefit Plan

The Company’s subsidiary, Quebec Silicon, sponsors a postretirement benefit plan for certain employees, based on length of service and remuneration. Postretirement benefits consist of a group insurance plan covering plan members for life insurance, disability, hospital, medical, and dental benefits.

On December 27, 2013, the Communications, Energy and Paper Workers Union of Canada (“CEP”) ratified a new collective bargaining agreement, which resulted in a curtailment pertaining to the closure of the postretirement benefit plan for union employees retiring after January 31, 2016. The Company remeasured the benefit obligations reflecting the curtailment which resulted in a curtailment gain of $5,831. The curtailment gain is included in operating (loss) income.

(10)           Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted as necessary for quarterly events. In accordance with ASC Topic 740, Income Taxes — Accounting for Income Taxes in Interim Periods, the Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries. The effective tax rates for the six months ended December  31, 2013 and 2012 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the respective periods.

The Company’s effective tax rate for the six months ended December 31, 2013 was a tax benefit of 166.3% compared to a tax expense of 28.0% for the six months ended December 31, 2012. The decrease in the effective tax rate is primarily due to the gain on bargain purchase recorded in connection with the acquisition of Siltech (see note 3), on which no tax has been provided. The estimated annual effective tax expense rate excluding discrete items is 36.6% for the six months ended December 31, 2013.

The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods, and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. During the six months ended December 31, 2013, the Company’s net valuation allowances increased by $517, primarily due to the establishment of additional valuation allowances against net operating losses (NOLs) in our foreign jurisdictions where it is more likely than not the NOLs will not be utilized.

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. The Company’s principal jurisdictions include the U.S., Argentina, Canada, Poland, and China. A number of years may elapse before a tax return is audited and finally resolved. The open tax years subject to examination varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions and the related open tax years subject to examination are as follows: the U.S. from 2010 to present, Canada from 2012 to present, Argentina from 2008 to present, and China from 2008 to present.

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results could be materially impacted. There were no material changes in the Company’s uncertain tax positions during the six months ended December 31, 2013.

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

b. Environmental Contingencies

It is the Company’s policy to accrue for costs associated with environmental assessments, remedial efforts, or other environmental liabilities when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. When a liability for environmental remediation is recorded, such amounts will be recorded without giving effect to any possible future recoveries. At December 31, 2013, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

c. Employee Contracts

As of December 31, 2013, there are 437 employees that are covered by union agreements expiring within one year.

d. Contract Acquisition Cost

During the quarter ended December 31, 2013, the Company acquired a supply arrangement that resulted in a payment of $14,400, which impacted operating income for the period.

e. Contractual Obligations

The Company has minimum power charges that are enforceable and legally binding, and do not represent total anticipated purchases. Minimum charge requirements expire after providing one year notice of contract cancellation. The annual minimum charge for the fiscal year ending June 30, 2014 and for each of the four subsequent years is approximately $15,817. The Company has outstanding purchase obligations with suppliers for raw materials in the normal course of business. These purchase obligation amounts represent only those items which are based on annual agreements that are enforceable and legally binding, and do not represent total anticipated purchases. The purchase obligation for the fiscal year ending June 30, 2014 is approximately $24,855.

(12)             Stockholders’ Equity

Dividend

On August 20, 2013, the Company’s Board of Directors approved an annual dividend of $0.275 per common share, payable quarterly in September 2013, December 2013, March 2014 and June 2014. The September 2013 quarterly dividend of $0.06875 per share, totaling $5,178, was paid on September 24, 2013 to shareholders of record at the close of business on September 10, 2013.  The December 2013 quarterly dividend of $0.06875 per share, totaling $5,178, was paid on December 23, 2013 to shareholders of record at the close of business on December 9, 2013.

Treasury Stock

On December 13, 2013, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $75,000 of the Company’s common stock valid through December 31, 2014. The program did not obligate the Company to acquire any particular amount of shares. As of December 31, 2013, 415,241 shares were repurchased at an aggregated cost of $7,283.

(13)             Earnings Per Share

Basic earnings per common share are calculated based on the weighted average number of common shares outstanding during the three and six months ended December 31, 2013 and 2012, respectively. Diluted earnings per common share assumes the exercise of stock options or the vesting of restricted stock grants, provided in each case the effect is dilutive.

The reconciliation of the amounts used to compute basic and diluted earnings per common share for the three and six months ended December 31, 2013 and 2012 is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Basic earnings per share computation
Numerator:
Net income attributable to Globe Specialty Metals, Inc.	$13,473	15,068	$6,621	9,363
Denominator:
Weighted average basic shares outstanding	75,267,485	75,173,832	75,288,838	75,112,196
Basic earnings per common share	$0.18	0.20	$0.09	0.12
Diluted earnings per share computation
Numerator:
Net income attributable to Globe Specialty Metals, Inc.	$13,473	15,068	$6,621	9,363
Denominator:
Weighted average basic shares outstanding	75,267,485	75,173,832	75,288,838	75,112,196
Effect of dilutive securities	120,954	72,697	88,440	162,820
Weighted average diluted shares outstanding	75,388,439	75,246,529	75,377,278	75,275,016
Diluted earnings per common share	$0.18	0.20	$0.09	0.12

Potential common shares associated with outstanding stock options totaling 0 and 108,578 for the three months ended December 31, 2013 and 2012, respectively, and 157,859 and 108,578 for the six months ended December 31, 2013 and 2012, respectively, were excluded from the calculation of diluted earnings per common share because their effect would be anti-dilutive.

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

On August 17, 2012, the Board authorized the Company to offer to amend certain outstanding options representing the right to purchase shares issued to directors, officers and current employees pursuant to the Stock Plan, to permit these options alternatively to be settled for cash or exercised for the issuance of shares, at the election of the option holder. This modification of the outstanding options changed its classification from equity awards to liability awards and the fair value of the liability awards is remeasured at the end of each reporting period through settlement. These certain outstanding options were further amended during fiscal year 2014 to provide exclusively for cash settlement equal to the positive difference between the fair market value per share on the date of exercise and the exercise price per share. These amended awards are excluded from the weighted average diluted shares outstanding calculation in note 13 (Earnings Per Share) as these awards will be settled in cash.

At December 31, 2013, there were 2,679,151 shares available for grant. All option grants have maximum contractual terms ranging from 5 to 10 years.

During the six months ended December 31, 2013, share-based compensation awards consisted of the issuance of 241,711 nonqualified stock options and 6,615 restricted stock grants.  The grants were offset by forfeiture of 2,447,500 nonqualified stock options.  The forfeited stock options during the six months ended December 31, 2013 were a result of the certain employees and directors forfeiting their stock options in return for stock appreciation rights that settle exclusively in cash and are no longer part of the Stock Plan.  All of the forfeited share options were fully vested.  Please see below within the Stock Appreciation Rights for further detail over the forfeited stock options that have been converted to stock appreciation rights. A summary of the changes in options outstanding under the Stock Plan during the six months ended December 31, 2013 is presented below:

	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term in Years	Value
Outstanding as of June 30, 2013	3,795,252	$8.74	1.79	$17,452
Granted	241,711	12.42
Exercised	(3,334)	8.40
Forfeited and converted to SARs	(2,447,500)	4.06
Forfeited	—	—
Outstanding as of December 31, 2013	1,586,129	$16.52	2.55	$3,850

Exercisable as of December 31, 2013	881,329	$16.72	3.14	$2,297

The Company estimates the fair value of grants using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of stock options issued and remeasured for the six months ended and as of December 31, 2013:

2014
Risk-free interest rate	0.10 to 1.71%
Expected dividend yield	1.39 to 2.21%
Expected volatility	24.58 to 47.62%
Expected term (years)	0.33 to 4.80

The risk-free interest rate is based on the yield of zero coupon U.S. Treasury bonds with terms similar to the expected term of options. The expected dividend yield is estimated over the expected life of the options based on our historical annual dividend activity. The expected volatility reflects movements in our stock price over the most recent historical period equivalent to the expected life of the options. However, since historical trading data related to the Company’s common stock does not exceed the expected life of certain options, the expected volatility over the term of those options is estimated using the historical volatilities of similar companies.  The expected forfeiture rate is zero as anticipated forfeitures that are not transferred to another share-based compensation plan are estimated to be minimal based on historical data.  The expected term is based on historical and estimated exercise behavior.

During the six months ended December 31, 2013, 112,825 options vested, resulting in total vested options of 881,329. There are 704,800 unvested options outstanding at December 31, 2013.

For the three and six months ended December 31, 2013, pre-tax share-based compensation expense was $759 and $11,973, respectively. For the three and six months ended December 31, 2012, pre-tax share-based compensation (income) expense was ($3,415) and $20,641, respectively. The expense is reported within selling, general, and administrative expenses.  The $3,683 liability associated with share-based compensation awards at December 31, 2013 is included in stock compensation accrual.

b. Executive Bonus Plan

In addition to share-based awards issued under the Stock Plan, the Company issues restricted stock units under the Company’s Executive Bonus Plan. These restricted stock units proportionally vest over three years, but are not delivered until the end of the third year. The Company will settle these awards by cash transfer, based on the Company’s stock price on the date of transfer. During the six months ended December 31, 2013, there were no restricted stock units granted, and as of December 31, 2013, 634,041 restricted stock units were outstanding. For the three and six months ended December 31, 2013, pre-tax compensation expense for these restricted stock units was $1,955 and $4,120, respectively. The expense is reported within selling, general, and administrative expenses. Of the $7,305 liability associated with these restricted stock units at December 31, 2013, $634 is included in stock compensation accrual and $6,671 is included in other long-term liabilities.

c. Stock Appreciation Rights

The Company issues cash-settled stock appreciation rights as an additional form of incentivized bonus. During the six months ended December 31, 2013 there were 2,447,500 stock appreciation rights issued.  The stock appreciation rights that were issued were a result of forfeitures of stock options in return for stock appreciation rights. These stock appreciation rights are fully vested and exercisable and have maximum contractual terms of five years. Other stock appreciation rights vest and become exercisable in one-third increments over three years. The Company will settle all awards by cash transfer, based on the difference between the Company’s stock price on the date of exercise and the date of grant. During the six months ended December 31, 2013, there were 3,417,407 stock appreciation rights granted, and as of December 31, 2013, 3,417,407 stock appreciation rights were outstanding. For the three and six months ended December 31, 2013, pre-tax compensation expense for these stock appreciation rights was $7,419 and $7,558, respectively. The expense is reported within selling, general, and administrative expenses.  Of the $34,990 liability associated with these stock appreciation rights at December 31, 2013, $33,942 is included in stock compensation accrual and $1,048 is included in other long-term liabilities.

(15)             Fair Value Measurements

ASC 820, Fair Value Measurements, establishes a fair value hierarchy for disclosure of fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to value the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

The Company does not have any assets that are required to be measured at fair value at December 31, 2013.  The following table summarizes liabilities measured at fair value on a recurring basis at December 31, 2013:

	Total	Level 1	Level 2	Level 3
Liability classified stock options	$3,683	—	3,683	—
Restricted stock units	7,739	7,739	—	—
Stock appreciation rights	34,990	—	34,990	—
Total	$46,412	7,739	38,673	—

The following table summarizes assets measured at fair value on a recurring basis at June 30, 2013:

	Total	Level 1	Level 2	Level 3
Foreign exchange forward and option contracts	$251	—	251	—
Total	$251	—	251	—

The following table summarizes liabilities measured at fair value on a recurring basis at June 30, 2013:

	Total	Level 1	Level 2	Level 3
Liability classified stock options	$17,208	—	17,208	—
Restricted stock units	3,379	3,379	—	—
Total	$20,587	3,379	17,208	—

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

A current and a former member of the board of directors are affiliated with Marco International. During the three and six months ended December 31, 2013 and 2012, the Company:

•
Entered into agreements with Marco International to purchase carbon electrodes. Marco International billed $4,997 and $8,175 during the three months ended December 31, 2013 and 2012, respectively, and $5,768 and $25,522 during the six months ended December 31, 2013 and 2012, respectively, under these agreements. At December 31, 2013 and June 30, 2013, payables to Marco International under these agreements totaled $727 and $0, respectively.

•
Entered into agreements with Marco International to purchase rare earth minerals. Marco International billed $189 and $0 during the three months ended December 31, 2013 and 2012, respectively, and $378 and $0 during the six months ended December 31, 2013 and 2012, respectively, under these agreements. At December 31, 2013 and June 30, 2013, payables to Marco International under these agreements totaled $0 and $0, respectively.

•
Entered into an agreement to sell ferrosilicon to Marco International. Net sales were $203 and $274 during the three months ended December 31, 2013 and 2012, respectively, and $244 and $411 during the six months ended December 31, 2013 and 2012, respectively, under this agreement. At December 31, 2013 and June 30, 2013, receivables from Marco International under this agreement totaled $123 and $0, respectively.

•
Entered into an agreement to sell calcium silicon powder to Marco International. Net sales were $1,017 and $450 during the three months ended December 31, 2013 and 2012, respectively, and $1,933 and $914 during the six months ended December 31, 2013 and 2012, respectively, under this agreement. At December 31, 2013 and June 30, 2013, receivables from Marco International under this agreement totaled $509 and $0, respectively.

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

•
Other — operations that do not fit into the above reportable segments and are immaterial for purposes of separate disclosure. The operating segments include Yonvey’s electrode production operations as well as Siltech’s silicon alloy production and certain other distribution operations for the sale of silicon metal and silicon-based alloys.

Each of our reportable segments distributes its products in both its country of domicile, as well as to other international customers. The following presents the Company’s consolidated net sales by product line:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Silicon metal	$87,477	102,584	$172,812	215,496
Silicon-based alloys	69,380	57,455	130,776	124,596
Other	21,549	19,901	47,812	40,556
Total	$178,406	179,940	$351,400	380,648

a. Segment Data

Summarized financial information for our reportable segments as of and for the three and six months ended December 31, 2013 and 2012, is shown in the following tables:

	Three Months Ended			Three Months Ended
	December 31,			December 31,
	2013			2012
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes
GMI	$163,876	9,713	9,042	$164,799	22,783	22,140
Globe Metales	12,799	1,165	138	13,492	1,258	659
Solsil	—	—	—	—	(262)	(262)
Corporate	—	(17,290)	4,880	—	(307)	(674)
Other	3,432	(903)	(909)	2,981	(801)	(740)
Eliminations	(1,701)	(60)	(60)	(1,332)	(115)	(114)
	$178,406	(7,375)	13,091	$179,940	22,556	21,009

	Six Months Ended				Six Months Ended
	December 31,				December 31,
	2013				2012
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes	Total Assets	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes
GMI	$323,476	20,541	19,098	650,156	$349,537	46,429	45,985
Globe Metales	24,740	2,494	695	70,617	27,838	2,697	1,823
Solsil	—	(32)	(32)	15,347	—	(435)	(435)
Corporate	—	(33,283)	(14,658)	413,261	—	(29,736)	(30,590)
Other	6,641	(1,679)	(1,706)	75,717	5,463	(1,764)	(1,824)
Eliminations	(3,457)	160	160	(361,106)	(2,190)	(287)	(287)
	$351,400	(11,799)	3,557	863,992	$380,648	16,904	14,672

The accounting policies of our operating segments are the same as those disclosed in note 2 (Summary of Significant Accounting Policies) to our June 30, 2013 financial statements. We evaluate segment performance principally based on operating income (loss).

b. Geographic Data

Net sales are attributed to geographic regions based upon the location of the selling unit. Net sales by geographic region for the three and six months ended December 31, 2013 and 2012 consist of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
United States	$152,487	134,797	$300,817	291,377
Canada	11,252	30,002	22,289	58,160
Argentina	11,236	12,160	21,932	25,648
Poland	3,253	2,895	6,145	5,259
China	178	86	217	204
Total	$178,406	179,940	$351,400	380,648

Long-lived assets by geographical region at December 31, 2013 and June 30, 2013 consist of the following:

	December 31,	June 30,
	2013	2013
United States	$324,246	328,326
Canada	90,123	95,591
South Africa	46,375	—
Argentina	26,230	24,344
China	16,175	16,955
Poland	851	885
Total	$504,000	466,101

Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation, depletion and amortization, and goodwill and other intangible assets.

c. Major Customer Data

The following is a summary of the Company’s major customers and their respective percentages of consolidated net sales for the three and six months ended December 31, 2013 and 2012:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Dow Corning	16%	20%	17%	21%
All other customers	84%	80%	83%	79%
Total	100%	100%	100%	100%

The majority of sales to Dow Corning for the three and six months ended December 31, 2013 and 2012 are associated with Dow Corning’s 49% ownership interest in WVA Manufacturing, LLC (WVA LLC), and Quebec Silicon Limited Partnership (QSLP).  Sales to Dow Corning are included in the GMI segment.

(18)             Subsequent Events

On February 10, 2014, the Company’s board of directors approved an annual dividend of $0.30 per common share, payable quarterly.  Accordingly, a quarterly dividend of $0.075 per share will be payable on March 12, 2014 to shareholders of record at the close of business on February 26, 2014.

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

Introduction

Globe Specialty Metals, Inc., together with its subsidiaries (collectively, “we” or “our”) is one of the leading manufacturers of silicon metal and silicon-based alloys. As of December 31, 2013, we owned and operated six principal manufacturing facilities and coal mines, in two primary operating segments: GMI, our U.S. operations and, Globe Metales, our Argentine operations.

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

•
Other — includes an electrode production operation in China (Yonvey), a cored-wire production facility located in Poland and a manufacturer of silicon-based alloys located in South Africa (the facility is currently in idled state). These operations do not fit into the above reportable segments, and are immaterial for purposes of separate disclosure.

Overview and Recent Developments

Customer demand has stabilized for silicon metal and expanded for silicon-based alloys as our major end markets, which include chemical, aluminum, automotive, steel and solar, continue to show signs of improvement.  While demand has stabilized or improved, the sales mix shifted while the average selling price remained in-line in the second quarter when compared to the first quarter of fiscal year 2014.  We experienced higher silicon metal indexed pricing compared to the prior quarter, and with respect to silicon-based alloys we continued to experience reduced pricing on some of our ferrosilicon products due to the aggressive pricing of imports, primarily from Russia and Venezuela.  However, the prices of our ferrosilicon products began to improve after we filed an antidumping case in July 2013 covering ferrosilicon imports from Russia and Venezuela.

The May 3, 2013 lockout of unionized employees at the Becancour, Canada plant concluded on December 27, 2013 with the ratification of a new collective bargaining agreement.  At the time of the lockout, the plant shut down two of its three furnaces with management representatives of the plant operating the remaining furnace.  The plant is currently in the process of ramping to full production and will be at full production by the end of the third quarter of fiscal year 2014.

Net sales for the second quarter increased $5,412,000 or 3% from the immediately preceding quarter as a result of a 7% increase in tons shipped while the average selling price remained flat.  Silicon metal volume was consistent with the first quarter of fiscal year 2014 while silicon-based alloys volumes increased 15% as a result of improved demand from the steel and automotive industries in North America.  Silicon metal prices increased 2% compared to the first quarter of fiscal year 2014 while silicon-based alloys pricing declined 2% over this same period.

During the second quarter we continued to realize the benefits of the maintenance outages taken in fiscal year 2013, and, as a result, our cost of production decreased by approximately $2,900,000 compared to the first quarter.

Our results in the second quarter include a $5,831,000 pre-tax curtailment gain pertaining to the closure of the Quebec Silicon non-pension postretirement benefit plan for union employees retiring after January 31, 2016 at our Becancour, Canada plant.  Our second quarter results also include a $14,400,000 pre-tax charge associated with a contract acquisition cost.

In the second quarter we acquired South African based Silicon Technology (Pty), Ltd. (“Siltech”), which increases our silicon-based alloys production capacity by 45,000 metric tons, or approximately 30%.  Siltech will enable us to supplement our Argentina facility to service the large and improving European, Asian and Middle Eastern silicon-based alloys markets.  We recorded a $22,243,000 bargain purchase gain in our second quarter reported financial statements as a result of this acquisition.

Outlook

 Customer demand for silicon metal in the United States is increasing as our end markets, including steel, autos and consumer goods, continue to strengthen.  Index pricing has increased slightly, and we remain optimistic about calendar 2014 pricing.  However, Europe and South America remain weak, resulting in continued modest supply and demand imbalances.  We are continuing negotiations on our calendar 2014 silicon metal business, and we are booking orders at a healthy pace.  As in the past, we have business that is fixed priced and business that is priced based on indices.  We will continue to sell on a fixed and an indexed basis as appropriate and leave room for spot business as well.  We are seeing consistent demand and positive signs for the major end markets that use our products directly and indirectly.

We saw continued improvement in operational efficiency following the completion of the planned maintenance outages in fiscal 2013, and, as a result, we are experiencing lower costs related to maintenance and furnace downtime.  We anticipate maintenance outages at our Becancour, Canada and Alloy, West Virginia facilities in the third quarter of fiscal 2014.

The favorable outcome from the Canadian anti-dumping and countervailing duties action against imports of silicon metal from China may have a positive impact on pricing and opportunities in the Canadian market.  We have also filed a trade petition to address the unfair trade flow of ferrosilicon from Russia and Venezuela into the United States.  We expect a final resolution of this trade petition in the first quarter of fiscal 2015.

Critical Accounting Policies

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Management bases our estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from the estimates used under different assumptions or conditions. We have provided a description of significant accounting policies in the notes to our condensed consolidated financial statements and our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Our critical accounting policies have not significantly changed from those discussed in “Part II — Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 except as follows:

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

Results of Operations

GSM Three Months Ended December 31, 2013 vs. 2012

Consolidated Operations:

	Three Months Ended
	December 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$178,406	179,940	(1,534)	(0.9%)
Cost of goods sold	150,713	148,331	2,382	1.6%
Selling, general and administrative expenses	26,499	9,053	17,446	192.7%
Contract acquisition cost	14,400	—	14,400	NA
Curtailment gain	(5,831)	—	(5,831)	NA
Operating (loss) income	(7,375)	22,556	(29,931)	(132.7%)
Gain on remeasurement of equity investment	—	1,707	(1,707)	NA
Bargain purchase gain	22,243	—	22,243	NA
Interest expense, net	(1,046)	(1,609)	563	(35.0%)
Other expense	(731)	(1,645)	914	(55.6%)
Income before (benefit from) provision for income taxes	13,091	21,009	(7,918)	(37.7%)
(Benefit from) provision for income taxes	(3,207)	5,373	(8,580)	(159.7%)
Net income	16,298	15,636	662	4.2%
Income attributable to noncontrolling interest, net of tax	(2,825)	(568)	(2,257)	397.4%
Net income attributable to Globe Specialty Metals, Inc.	$13,473	15,068	(1,595)	(10.6%)

Net Sales:

	Three Months Ended December 31, 2013			Three Months Ended December 31, 2012
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$87,477	31,631	$2,766	$102,584	35,273	$2,908
Silicon-based alloys	69,380	34,985	1,983	57,455	26,699	2,152
Silicon metal and silicon-based alloys	156,857	66,616	2,355	160,039	61,972	2,582
Silica fume and other	21,549			19,901
Total net sales	$178,406			$179,940

Net sales decreased $1,534,000 or 1% from the prior year to $178,406,000 primarily as a result of a 9% decrease in average selling prices.  Sales volumes increased compared to the same quarter in the prior year driven by a 31% increase in silicon-based alloys tons sold which was offset by a 10% decrease in silicon metal tons sold, resulting in an increase of $7,239,000.  The increase in silicon-based alloys was primarily due to increased demand from steel and automotive industries in North America.  The decrease in silicon metal tons sold was due to the unionized employee lockout at the Becancour, Canada plant which contributed 6,208 fewer tons in the second quarter of fiscal year 2014 and a decrease at one of our U.S. plants due to the conversion of a silicon furnace to a ferrosilicon furnace.

The average selling price of silicon metal decreased by 5% and the average selling price of silicon-based alloys decreased 8% during the second quarter of fiscal year 2014 compared to the prior year quarter.  The decrease in silicon metal pricing was due to lower pricing on calendar 2013 contracts, including lower pricing on index based contracts compared to calendar 2012 contracts.  The decrease in silicon-based alloys pricing was due to weaker pricing in the marketplace driven by import competition and end-user demand, particularly in Europe.

Other revenue increased $1,648,000 primarily due to an increase in silica fume sales.

Cost of Goods Sold:

The $2,382,000 or 2% increase in cost of goods sold was a result of a 7% increase in tons sold, offset by a 5% decrease in cost per ton sold.  The decrease in cost per ton sold is primarily due to a shift in mix from higher cost silicon products to lower cost ferrosilicon products.

Gross margin represented approximately 16% of net sales in the second quarter of fiscal year 2014 and decreased from 18% of net sales in the second quarter of fiscal year 2013, primarily as a result of lower silicon metal and silicon-based alloy selling prices.

Selling, General and Administrative Expenses:

The increase in selling, general and administrative expenses of $17,446,000, or 193%, was primarily due to an increase in stock- based compensation of approximately $13,374,000, of which $11,498,000 represents the cost resulting from the remeasurement of outstanding liability classified option awards.   In addition, we had an increase in variable based compensation of $4,373,000. These increases were partially offset by a decrease in accounting, audit and professional fees of $548,000.

Contract Acquisition Cost:

During the quarter ended December 31, 2013, the Company acquired a supply arrangement that resulted in a payment of $14,400,000.

Curtailment Gain:

The Company’s subsidiary, Quebec Silicon, sponsors a postretirement benefit plan for certain employees, based on length of service and remuneration. Postretirement benefits consist of a group insurance plan covering plan members for life insurance, disability, hospital, medical, and dental benefits. On December 27, 2013, the Communications, Energy and Paper Workers Union of Canada (“CEP”) ratified a new collective bargaining agreement, which resulted in a curtailment pertaining to the closure of the postretirement benefit plan for union employees retiring after January 31, 2016. The Company remeasured the benefit obligations reflecting the curtailment which resulted in a curtailment gain of $5,831,000.

Bargain Purchase Gain:

On November 21, 2013, the Company purchased 100% of the outstanding shares of Silicon Technology (Pty) Ltd. (Siltech) for $4,000,000. Siltech is a silicon-based alloy producer in South Africa with an annual production capacity of approximately 45,000 metric tons. The acquisition was made to increase the current silicon-based alloy capacity by approximately 30% and its strategic location will enable us to supplement our existing facility to service the large and improving European, Asian and Middle Eastern markets. Based on the preliminary purchase price allocation, the preliminary fair value of the identifiable net assets acquired of approximately $26,243,000 exceeded the purchase price of $4,000,000, resulting in a gain on bargain purchase of $22,243,000. The initial accounting for the business combination is not complete because the evaluation necessary to assess the fair values of the net assets acquired is still in process. The preliminary purchase price allocation is subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Any changes to the fair value assessments will affect the gain on bargain purchase. Therefore, the final purchase price allocation may differ significantly from what is reflected in these condensed consolidated financial statements.

Interest Expense, Net:

Net interest expense decreased $563,000 primarily due to an overall decrease in borrowings.
Other Income:

Other income increased $914,000 due primarily to a reduced foreign exchange loss resulting from the revaluation of a U.S. dollar loan at a foreign subsidiary and holdings of the Argentine peso.

Income Taxes:

The tax provision (benefit) as a percentage of pre-tax income was approximately (24%), or $(3,207,000) in the second quarter of fiscal year 2014 and the tax provision as a percentage of pre-tax income was approximately 26%, or $5,373,000, in the second quarter of fiscal year 2013. The change in effective tax rate was a result of losses in the U.S. which generated a greater amount of tax benefits than the tax expense incurred on income taxed in foreign jurisdictions. In addition, the change in the effective tax rate was related to the gain on bargain purchase recorded in connection with the acquisition of Siltech, on which no tax has been provided.

Segment Operations

GMI

	Three Months Ended
	December 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$163,876	164,799	(923)	(0.6%)
Cost of goods sold	137,526	134,382	3,144	2.3%
Selling, general and administrative expenses	8,068	7,634	434	5.7%
Contract acquisition cost	14,400	—	14,400	NA
Curtailment gain	(5,831)	—	(5,831)	NA
Operating income	$9,713	22,783	(13,070)	(57.4%)

Net sales decreased $923,000 or 1% from the prior year to $163,876,000.  The decrease was primarily attributable to a 10% decrease in average selling prices.  Silicon metal tons sold decreased 10% due to the unionized employee lockout at the Becancour, Canada plant which contributed 6,208 fewer tons in the second quarter of fiscal 2014, and a decrease from our Beverly, Ohio facility due to the conversion of a silicon furnace to a ferrosilicon furnace.  Silicon-based alloys tons sold increased 43% primarily due to increased demand from the steel and automotive industries in North America.  Silicon metal pricing decreased 5% due to lower pricing on calendar 2013 contracts, including lower pricing on index based contracts compared to calendar 2012 contracts.  Silicon-based alloys pricing decreased 9% due to a reduction in both ferrosilicon and magnesium ferrosilicon pricing driven by pricing pressure from imports.  Other revenue increased $1,154,000 primarily due to an increase in silica fume.

During the quarter ended December 31, 2013, the Company acquired a supply arrangement that resulted in a payment of $14,400,000.

The Company’s subsidiary, Quebec Silicon, sponsors a postretirement benefit plan for certain employees, based on length of service and remuneration. Postretirement benefits consist of a group insurance plan covering plan members for life insurance, disability, hospital, medical, and dental benefits. On December 27, 2013, the Communications, Energy and Paper Workers Union of Canada (“CEP”) ratified a new collective bargain agreement, which resulted in a curtailment pertaining to the closure of the postretirement benefit plan for union employees retiring after January 31, 2016. The Company remeasured the benefit obligations reflecting the curtailment which resulted in a curtailment gain of $5,831,000.

Operating income decreased $13,070,000 from the prior year to $9,713,000.  This decrease was primarily due to lower average selling prices for silicon metal and silicon and silicon-based alloys.  Cost of goods sold increased 2% while volumes increased 9%.  Cost per ton sold decreased in the quarter is primarily due to improved operating conditions and a shift in mix from higher cost silicon products to lower cost ferrosilicon products. In addition, operating income was further decreased by contract acquisition cost of $14,400,000. These decreases were offset by an increase due to the curtailment gain as discussed above.

Globe Metales

	Three Months Ended
	December 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$12,799	13,492	(693)	(5.1%)
Cost of goods sold	10,773	11,514	(741)	(6.4%)
Selling, general and administrative expenses	861	720	141	19.6%
Operating income	$1,165	1,258	(93)	(7.4%)

Net sales decreased $693,000 or 5% from the prior year to $12,799,000.  The decrease was primarily attributable to a 6% decrease in tons sold and a 2% decrease in average selling prices.  Overall volume and pricing decreased due to weaker demand from the steel market and continued weakness in Europe.

Operating income decreased $93,000 from the prior year to $1,165,000.  The decrease was primarily due to lower average selling prices and lower volumes, partially offset by lower costs due to the devaluation of the Argentine peso.

Solsil

	Three Months Ended
	December 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Cost of goods sold	$—	212	(212)	NA
Selling, general and administrative expenses	—	50	(50)	NA
Operating loss	$—	(262)	262	NA

Solsil suspended commercial production during fiscal year 2010 as a result of a significant decline in the price of polysilicon and the decline in demand for upgraded metallurgical grade silicon.
Corporate

	Three Months Ended
	December 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$17,290	307	16,983	5,531.9%
Operating loss	$(17,290)	(307)	(16,983)	(5,531.9%)

The operating loss increased $16,983,000 from the prior year to $17,290,000.  Selling, general and administrative expenses increased by $16,983,000 year over year primarily due to an increase in stock-based compensation of approximately $13,374,000, of which $11,498,000 represents the cost resulting from the remeasurement of outstanding liability classified option awards.  In addition, we had an increase in variable-based compensation of $4,373,000. These increases were partially offset by a decrease in accounting, audit and professional fees of $701,000.

GSM Six Months Ended December 31, 2013 vs. 2012

Consolidated Operations:

	Six Months Ended
	December 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$351,400	380,648	(29,248)	(7.7%)
Cost of goods sold	302,993	316,971	(13,978)	(4.4%)
Selling, general and administrative expenses	51,637	46,773	4,864	10.4%
Contract acquisition cost	14,400	—	14,400	NA
Curtailment gain	(5,831)	—	(5,831)	NA
Operating (loss) income	(11,799)	16,904	(28,703)	(169.8%)
Gain on remeasurement of equity investment	—	1,707	(1,707)	NA
Bargain purchase gain	22,243	—	22,243	NA
Interest expense, net	(5,796)	(2,954)	(2,842)	96.2%
Other expense	(1,091)	(985)	(106)	10.8%
Income before (benefit from) provision for income taxes	3,557	14,672	(11,115)	(75.8%)
(Benefit from) provision for income taxes	(5,916)	4,104	(10,020)	(244.2%)
Net income	9,473	10,568	(1,095)	(10.4%)
Income attributable to noncontrolling interest, net of tax	(2,852)	(1,205)	(1,647)	136.7%
Net income attributable to Globe Specialty Metals, Inc.	$6,621	9,363	(2,742)	(29.3%)

Net Sales:

	Six Months Ended December 31, 2013			Six Months Ended December 31, 2012
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$172,812	63,250	$2,732	$215,496	75,760	$2,844
Silicon-based alloys	130,776	65,401	2,000	124,596	56,242	2,215
Silicon metal and silicon-based alloys	303,588	128,651	2,360	340,092	132,002	2,576
Silica fume and other	47,812			40,556
Total net sales	$351,400			$380,648

Net sales decreased $29,248,000 or 8% from the prior year to $351,400,000 primarily as a result of an 8% decrease in average selling prices and a 3% decrease in metric tons sold.  The decrease in sales volume was driven by a 17% decrease in silicon metal tons sold and a 16% increase in silicon-based alloys tons sold, resulting in a decrease in net sales of $15,294,000.  The decrease in silicon metal volume was primarily due to the unionized employee lockout at the Becancour Canada plant which contributed 13,833 fewer tons during the first half of fiscal year 2014 and a decrease from one of our plants in the U.S. due to the conversion of a silicon furnace to a ferrosilicon furnace.  The increase in silicon-based alloys was primarily due to demand from the steel and automotive industries in North America.

The average selling price of silicon metal decreased 4% and the average selling price of silicon-based alloys decreased 10%.  The decrease in silicon metal pricing was due to lower pricing on annual calendar 2013 contracts, including lower pricing on index-based contracts.  The decrease in silicon-based alloys pricing is also due to weaker pricing in the marketplace driven by end-user demand, particularly in Europe.

Other revenue increased $7,256,000 primarily due to an increase silica fume sales.

Cost of Goods Sold:

The $13,978,000 or 4% decrease in cost of goods sold was a result of a 3% decrease in metric tons sold and a 2% decrease in cost per ton sold.  The decrease in cost per ton sold is primarily due to a shift in mix from higher cost silicon products to lower cost ferrosilicon products.

Gross margin represented approximately 14% of net sales in the first half of fiscal year 2014 and decreased from 17% of net sales in the first half of fiscal year 2013.  This decrease was primarily as a result of lower silicon metal and silicon-based alloy selling prices.

Selling, General and Administrative Expenses:

The increase in selling, general and administrative expenses of $4,864,000 or 10% was primarily due to an increase in stock-based compensation of approximately $2,167,000 and a $1,873,000 increase in variable based compensation.  The Company also incurred an increase in salaries and wages of $1,187,000 during the first six months of fiscal year 2014.

Gain on remeasurement of equity investment:

In the first half of fiscal year 2013, we recognized a gain on the purchase of the remaining 50% stake we did not own of an affiliated company.

Contract acquisition cost:

During the first half of fiscal year 2014, the Company acquired a supply arrangement that resulted in a payment of $14,400,000.
Curtailment Gain:

The Company’s subsidiary, Quebec Silicon, sponsors a postretirement benefit plan for certain employees, based on length of service and remuneration. Postretirement benefits consist of a group insurance plan covering plan members for life insurance, disability, hospital, medical, and dental benefits. On December 27, 2013, the Communications, Energy and Paper Workers Union of Canada (“CEP”) ratified a new collective bargain agreement, which resulted in a curtailment pertaining to the closure of the postretirement benefit plan for union employees retiring after January 31, 2016. The Company remeasured the benefit obligations reflecting the curtailment which resulted in a curtailment gain of $5,831,000.

Bargain Purchase Gain:

On November 21, 2013, the Company purchased 100% of the outstanding shares of Silicon Technology (Pty) Ltd. (Siltech) for $4,000,000. Siltech is a silicon-based alloy producer in South Africa with an annual production capacity of approximately 45,000 metric tons. The acquisition was made to increase the current silicon-based alloy capacity by approximately 30% and its strategic location will enable us to supplement our existing facility to service the large and improving European, Asian and Middle Eastern markets. Based on the preliminary purchase price allocation, the preliminary fair value of the identifiable net assets acquired of approximately $26,243,000 exceeded the purchase price of $4,000,000, resulting in a gain on bargain purchase of $22,243,000. The initial accounting for the business combination is not complete because the evaluation necessary to assess the fair values of the net assets acquired is still in process. The preliminary purchase price allocation is subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Any changes to the fair value assessments will affect the gain on bargain purchase. Therefore, the final purchase price allocation may differ significantly from what is reflected in these condensed consolidated financial statements.

Interest Expense, Net:

Net interest expense increased $2,842,000 primarily due to the write-off of deferred financing costs of approximately $3,354,000 related to the repayment and cancellation of our previous revolving credit facility in the first quarter of fiscal year 2014.  This increase was partially offset by decreased Company borrowings for the first six months of fiscal year 2014.

Other Expense:

Other expense decreased $106,000 primarily due to a larger foreign exchange loss of a U.S. dollar loan at a foreign subsidiary, holdings of the Argentine peso and a decline in income from affiliates.

(Benefit From) Provision for Income Taxes:

The tax provision (benefit) as a percentage of pre-tax income was approximately (166%), or $(5,916,000) for the six months ended December 31, 2013 and the tax provision as a percentage of pre-tax income was approximately 28%, or $4,104,000, for the six months ended December 31, 2012. The change in effective tax rate was a result of losses in the U.S. which generated a greater amount of tax benefits than the tax expense incurred on income taxed in foreign jurisdictions. In addition, the change in the effective tax rate was related to the gain on bargain purchase recorded in connection with the acquisition of Siltech, on which no tax has been provided.

Segment Operations

GMI

	Six Months Ended
	December 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$323,476	349,537	(26,061)	(7.5%)
Cost of goods sold	278,112	288,404	(10,292)	(3.6%)
Selling, general and administrative expenses	16,254	14,704	1,550	10.5%
Contract acquisition cost	14,400	—	14,400	NA
Curtailment gain	(5,831)	—	(5,831)	NA
Operating income	$20,541	46,429	(25,888)	(55.8%)

Net sales decreased $26,061,000 or 8% from the prior year to $323,476,000.  The decrease was primarily attributable to a 2% decrease in tons sold coupled with a 9% decrease in average selling prices.  Silicon metal volume decreased 17% primarily due to the unionized employee lockout at the Becancour, Canada plant which contributed 13,833 fewer tons during the first half of fiscal year 2014, and a decrease from our Beverly, Ohio facility due to the conversion of a silicon furnace to a ferrosilicon furnace.  Silicon-based alloys volume increased 23% primarily due to demand from the steel and automotive industries. Silicon metal pricing decreased 4% primarily due to lower pricing on annual calendar 2013 contracts, including lower pricing on index-based contracts.  Silicon-based alloys pricing decreased 10% due to a reduction in both ferrosilicon and magnesium ferrosilicon pricing driven by pricing pressure from imports.

During the quarter ended December 31, 2013, the Company concluded a supply arrangement that resulted in a payment of $14,400,000.

The Company’s subsidiary, Quebec Silicon, sponsors a postretirement benefit plan for certain employees, based on length of service and remuneration. Postretirement benefits consist of a group insurance plan covering plan members for life insurance, disability, hospital, medical, and dental benefits. On December 27, 2013, the Communications, Energy and Paper Workers Union of Canada (“CEP”) ratified a new collective bargaining agreement, which resulted in a curtailment pertaining to the closure of the postretirement benefit plan for union employees retiring after January 31, 2016. The Company remeasured the benefit obligations reflecting the curtailment which resulted in a curtailment gain of $5,831,000.

Operating income decreased $25,888,000 from the prior year to $20,541,000.  This decrease was primarily due to lower average selling prices for silicon metal and silicon-based alloys and lower silicon metal volume which was offset by an increase in silicon-based alloys volume.  Cost of goods sold decreased 4% while shipments decreased 2%.  The decrease in cost per ton sold is primarily due to improved operating conditions at GMI and a shift in mix from higher cost silicon products to lower cost ferrosilicon products. In addition, operating income was further decreased by contract acquisition cost of $14,400,000. These decreases were offset by an increase due to the curtailment gain as discussed above.

Globe Metales

	Six Months Ended
	December 31,			Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$24,740	27,838	(3,098)	(11.1%)
Cost of goods sold	20,701	23,556	(2,855)	(12.1%)
Selling, general and administrative expenses	1,545	1,585	(40)	(2.5%)
Operating income	$2,494	2,697	(203)	(7.5%)

Net sales decreased $3,098,000 or 11% from the prior year to $24,740,000.  This decrease was primarily due to a 6% decrease in average selling prices and a 9% decrease in tons sold.  Overall pricing and volume decreased due to weaker demand from the steel market and continued weakness in Europe.

Operating income decreased $203,000.  The decrease was primarily due lower average selling prices and decreased volume, partially offset by lower costs due to the devaluation of the Argentine peso.
Solsil

	Six Months Ended
	December 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Cost of goods sold	$32	336	(304)	(90.5%)
Selling, general and administrative expenses	—	99	(99)	NA
Operating loss	$(32)	(435)	403	92.6%

Solsil suspended commercial production during fiscal year 2010 as a result of a significant decline in the price of polysilicon and the decline in demand for upgraded metallurgical grade silicon.  We are concentrating our efforts on research and development activities focused on reducing our cost of production.

Corporate

	Six Months Ended
	December 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$33,283	29,736	3,547	11.9%
Operating loss	$(33,283)	(29,736)	(3,547)	(11.9%)

Operating loss increased $3,547,000 from the prior year to $33,283,000.  Selling, general and administrative expenses increased $3,547,000 year over year primarily due to an increase in stock-based compensation of approximately $2,167,000 and a $1,873,000 increase in variable based compensation.  These increases were partially offset by a decrease in legal and professional fees of $795,000 during the first six months of fiscal year 2014.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balance, cash flows from operations, and unused commitments under our existing credit facilities. At December 31, 2013, our cash and cash equivalents balance was approximately $158,564,000 and we had $225,000,000 available for borrowing under our existing financing arrangements. We generated cash flows from operations totaling $61,961,000 during the six months ended December 31, 2013.

As of December 31, 2013, the amount of cash and cash equivalents included in the Company’s consolidated cash and cash equivalents that was held by foreign subsidiaries was approximately $47,826,000. If these funds are needed for operations in the U.S., the Company will be required to accrue and pay taxes in the U.S. to repatriate these funds. However, the Company’s intent is to permanently reinvest these funds outside the U.S., and the Company’s current plans do not indicate a need to repatriate them to fund operations in the U.S.

Certain of our subsidiaries borrow funds in order to finance working capital requirements and capital expansion programs. The terms of certain of our financing arrangements place restrictions on distributions of funds to us, however, we do not expect this to have an impact on our ability to meet our cash obligations. We believe we have access to adequate resources to meet our needs for normal operating costs, capital expenditures, and working capital for our existing business. Our ability to fund planned capital expenditures and make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in our industry as well as financial, business and other factors, some of which are beyond our control.

On August 20, 2013, we entered into a $300,000,000 five-year revolving multi-currency credit facility. This revolving multi-currency credit facility improves pricing and increases our flexibility to pursue strategic objectives while maintaining the capacity of the revolving credit facility at $300,000,000, plus an accordion feature of an additional $150,000,000.

Cash Flows

The following table is a summary of consolidated cash flows:

	Six Months Ended
	December 31,
	2013	2012
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$169,676	178,010
Cash provided by operating activities	61,961	12,756
Cash used in investing activities	(21,864)	(19,048)
Cash used in financing activities	(50,501)	(6,906)
Effect of exchange rate changes on cash and cash equivalents	(708)	(1,351)
Cash and cash equivalents at end of period	$158,564	163,461

Operating Activities:

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions.

Net cash provided by operating activities was $61,961,000 and $12,756,000 during the first six months of fiscal years 2014 and 2013, respectively. The $49,205,000 increase in net cash provided by operating activities was due to a decrease in net working capital, mainly related to decreases in accounts receivable and inventories year over year.

Investing Activities:

Net cash used in investing activities was approximately $21,864,000 and $19,048,000 during the first six months of fiscal years 2014 and 2013, respectively. The $2,816,000 increase was due to the acquisition of Siltech in the first six months of fiscal 2014 which resulted in the use of approximately $3,800,000 in net cash, offset by the step acquisition of the remaining 50% interest in an existing equity investment in the first six months of fiscal year 2013, which resulted in use of approximately $844,000 in net cash.

Financing Activities:

Net cash used in financing activities was approximately $50,501,000 and $6,906,000 during the first six months of fiscal years 2014 and 2013, respectively.  Net repayments of approximately $30,250,000 of long-term debt occurred during the first six months of fiscal year 2014, as compared to net borrowings of $12,163,000 in the first six months of fiscal 2013. Dividend payments of $10,356,000 and $18,794,000 were paid to our common stockholders during the first six months of fiscal year 2014 and 2013, respectively. The Company used $7,283,000 to repurchase the Company’s common stock during the first six months of fiscal year 2014.

Exchange Rate Changes on Cash:

The effect of exchange rate changes on cash was related to fluctuations in the Canadian dollar, the functional currency of the Canadian subsidiary, as well as fluctuations in the renminbi, the functional currency of our Chinese subsidiary.

Commitments and Contractual Obligations

Our commitments and contractual obligations have not changed significantly from those disclosed in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commitments and Contractual Obligations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, except as follows:

The Company has minimum power charges that are enforceable and legally binding, and do not represent total anticipated purchases. Minimum charge requirements expire after providing one year notice of contract cancellation. The annual minimum charge for the fiscal year ending June 30, 2014 and for each of the four subsequent years is approximately $15,817. The Company has outstanding purchase obligations with suppliers for raw materials in the normal course of business. These purchase obligation amounts represent only those items which are based on annual agreements that are enforceable and legally binding, and do not represent total anticipated purchases. The purchase obligation for the fiscal year ending June 30, 2014 is approximately $24,855.

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

At December 31, 2013 and June 30, 2013, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

Recently Implemented Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) amended its accounting guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of the guidance were effective as of the beginning of our 2013 fiscal year. Accordingly, we have presented the components of net income and other comprehensive income for the three and six months ended December 31, 2013 and December 31, 2012 as two separate but consecutive statements. In February 2013, the FASB issued guidance that would require an entity to provide enhanced footnote disclosures to explain the effect of reclassification adjustments on other comprehensive income by component and provide tabular disclosure in the footnotes showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. The provisions of the guidance were effective as of the beginning of our 2014 fiscal year. We have adopted this standard during the current fiscal year. The adoption of this standard did not have any material effect on our consolidated financial condition or results of operations during the current periods.

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

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)) as of December 31, 2013. Based upon that evaluation, our Principal Executive Officers and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We purchased shares of our common stock in the open market and through block purchases pursuant to a 10b5-1 plan.  The table below sets forth information regarding our purchases of common stock during the quarter ended December 31, 2013:

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
December 18, 2013 – December 31, 2013	$17.56	415,241	$67,707,000

Item 4.  Mine Safety Disclosure

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulations S-K (17 CFR 229.104) is included in exhibit 95 to the quarterly report.

Item 5.  Other Information

The annual meeting of stockholders of Globe Specialty Metals, Inc. (the “Company”) was held on December 3, 2013. At the annual meeting, the holders of 68,627,984 shares of common stock, which represents approximately 91.13% of the outstanding shares entitled to vote as of the record date of October 24, 2013, were represented in person or by proxy. The proposals are described in more detail in the Company’s definitive proxy statement dated October 28, 2013 and filed with the Securities and Exchange Commission on October 28, 2013. The final voting results for the proposal, which was voted on by the stockholders at the annual meeting, are set forth below.

The Company’s stockholders elected Alan Kestenbaum as a director to serve until the Company’s 2014 Annual Meeting of Stockholders and until his successor is elected and qualifies. Mr. Kestenbaum received the following votes:

For	Withheld	Abstain	Broker Non-Votes
68,118,105	509,879	-	-

The Company’s stockholders elected Donald G. Barger, Jr. as a director to serve until the Company’s 2014 Annual Meeting of Stockholders and until his successor is elected and qualifies. Mr. Barger received the following votes:

For	Withheld	Abstain	Broker Non-Votes
61,325,363	7,302,621	-	-

The Company’s stockholders elected Thomas J. Danjczek as a director to serve until the Company’s 2014 Annual Meeting of Stockholders and until his successor is elected and qualifies. Mr. Danjczek received the following votes:

For	Withheld	Abstain	Broker Non-Votes
61,421,476	7,206,508	-	-

The Company’s stockholders elected Stuart E. Eizenstat as a director to serve until the Company’s 2014 Annual Meeting of Stockholders and until his successor is elected and qualifies. Mr. Eizenstat received the following votes:

For	Withheld	Abstain	Broker Non-Votes
64,255,549	4,372,435	-	-

The Company’s stockholders elected Franklin L. Lavin as a director to serve until the Company’s 2014 Annual Meeting of Stockholders and until his successor is elected and qualifies. Mr. Lavin received the following votes:

For	Withheld	Abstain	Broker Non-Votes
66,230,326	2,397,658	-	-

The Company’s stockholders elected Alan R. Schriber as a director to serve until the Company’s 2014 Annual Meeting of Stockholders and until his successor is elected and qualifies. Mr. Schriber received the following votes:

For	Withheld	Abstain	Broker Non-Votes
65,818,924	2,809,060	-	-

Item 6.  Exhibits

Exhibit Number	Description of Document
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
95	Mine Safety Disclosure†
101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Income Statements, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) notes to these condensed consolidated financial statements.†
________________________________
†	Filed herewith.

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

             February 10, 2014