Form 10-Q
period 2014-03-31
GLOBE SPECIALTY METALS INC
filed 2014-05-12
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Commission File Number 001-34420

Globe Specialty Metals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2055624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Brickell Ave, Suite 1500
Miami, FL 33131
(Address of principal executive offices, including zip code)

(786) 509-6900
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

As of May 7, 2014, the registrant had 73,811,178 shares of common stock outstanding.

Globe Specialty Metals, Inc.

		Page No.
PART I
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 4.	Mine Safety Disclosure	22
Item 6.	Exhibits	22
SIGNATURES		23
EX-31.1
EX-31.2
EX-32.1 EX-95 EX-101

PART I

Item 1.  Financial Statements

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
March 31, 2014 and June 30, 2013
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$112,922	169,676
Marketable securities	5,475	148
Accounts receivable, net of allowance for doubtful accounts of $819
and $793 at March 31, 2014 and June 30, 2013, respectively	95,330	83,816
Inventories	77,167	101,197
Deferred tax assets	4,173	11,504
Prepaid expenses and other current assets	22,094	26,190
Total current assets	317,161	392,531
Property, plant, and equipment, net of accumulated depreciation, depletion and amortization	458,144	422,447
Deferred tax assets	125	125
Goodwill	43,343	43,177
Other intangible assets	477	477
Investments in unconsolidated affiliates	5,973	5,973
Other assets	3,375	6,893
Total assets	$828,598	871,623
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,759	41,039
Short-term debt	15	284
Revolving credit agreements	—	9,000
Stock compensation accrual	12,214	17,530
Accrued expenses and other current liabilities	44,786	31,356
Total current liabilities	100,774	99,209
Long-term liabilities:
Revolving credit agreements	125,000	130,250
Deferred tax liabilities	44,980	37,375
Other long-term liabilities	48,568	58,709
Total liabilities	319,322	325,543
Commitments and contingencies (note 11)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares; issued, 75,623,454
and 75,588,986 shares at March 31, 2014 and June 30, 2013, respectively	8	8
Additional paid-in capital	398,139	399,234
Retained earnings	62,895	70,628
Accumulated other comprehensive loss	(8,917)	(4,918)
Treasury stock at cost 1,748,351 and 282,437 shares at March 31, 2014
and June 30, 2013, respectively	(26,618)	(4)
Total Globe Specialty Metals, Inc. stockholders’ equity	425,507	464,948
Noncontrolling interest	83,769	81,132
Total stockholders’ equity	509,276	546,080
Total liabilities and stockholders’ equity	$828,598	871,623

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
Three and nine months ended March 31, 2014 and 2013
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net sales	$196,057	195,845	$547,457	576,493
Cost of goods sold	164,926	181,238	467,919	498,209
Selling, general, and administrative expenses	23,392	13,330	75,029	60,103
Contract acquisition cost	—	—	14,400	—
Curtailment gain	—	—	(5,831)	—
Business interruption insurance recovery	—	(4,594)	—	(4,594)
Goodwill impairment	—	13,130	—	13,130
Impairment of long-lived assets	—	35,387	—	35,387
Gain on sale of business	—	—	—	—
Operating income (loss)	7,739	(42,646)	(4,060)	(25,742)
Other income (expense):
Gain on remeasurement of equity investment	—	170	—	1,877
Bargain purchase gain	—	—	22,243	—
Interest income	1	211	33	599
Interest expense, net of capitalized interest	(1,012)	(1,806)	(6,940)	(5,148)
Foreign exchange loss	(1,999)	(1,686)	(3,008)	(2,773)
Other income (expense)	5	(179)	23	(77)
Income (loss) before provision for (benefit from) income taxes	4,734	(45,936)	8,291	(31,264)
Provision for (benefit from) income taxes	2,717	(5,941)	(3,199)	(1,837)
Net income (loss)	2,017	(39,995)	11,490	(29,427)
Income attributable to noncontrolling interest, net of tax	(456)	(140)	(3,308)	(1,345)
Net income (loss) attributable to Globe Specialty Metals, Inc.	$1,561	(40,135)	$8,182	(30,772)
Weighted average shares outstanding:
Basic	74,291	75,302	74,964	75,174
Diluted	74,435	75,302	75,070	75,174
Earnings (loss) per common share:
Basic	$0.02	(0.53)	$0.11	(0.41)
Diluted	0.02	(0.53)	0.11	(0.41)
Cash dividends declared per common share	0.08	0.06	0.21	0.31

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income
Three and nine months ended March 31, 2014 and 2013
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net income (loss)	$2,017	(39,995)	$11,490	(29,427)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,251)	(1,684)	(4,705)	(119)
Pension liability adjustment, net of tax (benefit) expense of ($9) and $9
for the three and nine months ended March 31, 2014, respectively	(33)	—	35	—
Unrealized loss on available for sale securitites, net of tax	—	—	—	(1)
Total other comprehensive loss	(3,284)	(1,684)	(4,670)	(120)
Comprehensive (loss) income	(1,267)	(41,679)	6,820	(29,547)
Comprehensive (loss) income attributable to noncontrolling interest	(102)	(154)	2,637	1,567
Comprehensive (loss) income attributable to Globe Specialty Metals, Inc.	$(1,165)	(41,525)	$4,183	(31,114)

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity
Nine months ended March 31, 2014 and 2013
(In thousands)
(Unaudited)

	Globe Specialty Metals, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other	Treasury		Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	at Cost	Interest	Equity
Balance at June 30, 2013	75,589	$8	399,234	70,628	(4,918)	(4)	81,132	546,080
Share-based compensation	4	—	(1,275)	—	—	—	—	(1,275)
Stock option exercises	30	—	180	—	—	—	—	180
Share repurchase	—	—	—	—	—	(26,614)	—	(26,614)
Cash dividend	—	—	—	(15,915)	—	—	—	(15,915)
Comprehensive income (loss)	—	—	—	8,182	(3,999)	—	2,637	6,820
Balance at March 31, 2014	75,623	$8	398,139	62,895	(8,917)	(26,618)	83,769	509,276

Balance at June 30, 2012	75,332	$8	405,675	119,863	(6,840)	(4)	85,097	603,799
Share-based compensation	2	—	(7,712)	—	—	—	—	(7,712)
Stock option exercises	250	—	1,000	—	—	—	—	1,000
Yonvey shares purchased	—	—	(1,939)	—	—	—	(1,510)	(3,449)
Quebec Silicon purchase price allocation adjustments	—	—	—	—	—	—	1,895	1,895
Cash dividend	—	—	—	(23,500)	—	—	—	(23,500)
Comprehensive (loss) income	—	—	—	(30,772)	(342)	—	1,567	(29,547)
Balance at March 31, 2013	75,584	$8	397,024	65,591	(7,182)	(4)	87,049	542,486

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Nine months ended March 31, 2014 and 2013
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$11,490	(29,427)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,983	33,587
Depletion	948	1,134
Share-based compensation	(1,275)	(7,712)
Curtailment gain	(5,831)	—
Bargain purcahase gain	(22,243)	—
Gain on remeasurement of equity investment	—	(1,877)
Goodwill impairment	—	13,130
Impairment of long-lived assets	—	35,387
Unrealized foreign exchange loss	473	913
Amortization of deferred financing fees	3,621	600
Deferred taxes	3,345	(9,992)
Amortization of customer contract liabilities	(5,293)	(4,804)
Accretion	192	190
Changes in operating assets and liabilities:
Accounts receivable, net	(11,706)	(2,097)
Inventories	25,227	67
Prepaid expenses and other current assets	3,926	(5,568)
Accounts payable	3,974	(1,009)
Accrued expenses and other current liabilities	(45)	15,442
Other	1,430	1,793
Net cash provided by operating activities	41,216	39,757
Cash flows from investing activities:
Capital expenditures	(28,018)	(36,305)
Purchase of marketable securities	(5,841)	—
Acquisition of businesses, net of cash acquired of $200 and $3,656, respectively	(3,800)	(4,520)
Net cash used in investing activities	(37,659)	(40,825)
Cash flows from financing activities:
Payments of short-term debt	(269)	(28)
Borrowings under revolving credit agreements	156,400	20,391
Payments under revolving credit agreements	(170,650)	(10,375)
Dividend payment	(15,915)	(23,500)
Debt issuance costs	(1,080)	—
Proceeds from stock option exercises	180	1,000
Purchase of treasury shares	(26,614)	—
Other financing activities	(1,917)	(1,907)
Net cash used in financing activities	(59,865)	(14,419)
Effect of exchange rate changes on cash and cash equivalents	(446)	(1,522)
Net decrease in cash and cash equivalents	(56,754)	(17,009)
Cash and cash equivalents at beginning of period	169,676	178,010
Cash and cash equivalents at end of period	$112,922	161,001

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$2,783	4,396
Cash (refunded) paid for income taxes, net of refunds totaling $7,698 and $87, respectively	(5,982)	13,419

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
Three and nine months ended March 31, 2014 and 2013
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

(2)           Summary of Significant Accounting Policies

a. Basis of Presentation

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) of the results for the interim periods presented and such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. There have been no material changes to the Company’s significant accounting policies during the nine months ended March 31, 2014.

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

e. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) amended its accounting guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of the guidance were effective as of the beginning of our 2013 fiscal year. Accordingly, we have presented the components of net income (loss) and other comprehensive (loss) income for the three and nine months ended March 31, 2014 and March 31, 2013 as two separate but consecutive statements. In February 2013, the FASB issued guidance that would require an entity to provide enhanced footnote disclosures to explain the effect of reclassification adjustments on other comprehensive income by component and provide tabular disclosure in the footnotes showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. The provisions of the guidance were effective as of the beginning of our 2014 fiscal year. We have adopted this standard during the current fiscal year. The adoption of this standard did not have any material effect on our consolidated financial condition or results of operations during the current periods.

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

The preliminary fair value of the identifiable net assets acquired of approximately $26,243 exceeded the purchase price of $4,000, resulting in a gain on bargain purchase of $22,243, which was recorded in the condensed consolidated income statement for the nine months ended March 31, 2014. ASC 805 requires that when the fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase of a business, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. The Company performed such reassessment and initially concluded that the preliminary values assigned for the Siltech acquisition are reasonable.

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

Step Acquisition:

On December 20, 2012, the Company closed its stock purchase of the remaining 50% interest in an existing equity investment. The total purchase price was $5,000, of which $4,500 was financed using cash on hand and the remaining $500 is subject to the finalization of the working capital settlement. The Company recognized a gain of approximately $1,655 on the fair value remeasurement (based on the transaction price) of its existing 50% equity investment.  The Company finalized the purchase price allocation in December 2013, recorded $3,371 of goodwill in connection with the acquisition, which was assigned to the GMI operating segment.

(4)             Inventories

Inventories comprise the following:

	March 31,	June 30,
	2014	2013
Finished goods	$25,589	35,015
Work in process	11,455	4,133
Raw materials	28,445	47,919
Parts and supplies	11,678	14,130
Total	$77,167	101,197

At March 31, 2014, $69,730 in inventory is valued using the first-in, first-out method and $7,437 using the average cost method. At June 30, 2013, $93,320 in inventory is valued using the first-in, first-out method and $7,877 using the average cost method.

(5)             Property, Plant, and Equipment

Property, plant, and equipment, net, comprise the following:

	March 31,	June 30,
	2014	2013
Land, land improvements, and land use rights	$13,578	9,085
Building and improvements	87,008	87,486
Machinery and equipment	207,924	196,915
Furnaces	206,526	202,444
Mineral reserves	55,843	55,843
Mine development	6,806	4,863
Other	13,358	11,279
Construction in progress	51,822	6,786
Property, plant, and equipment, gross	642,865	574,701
Less accumulated depreciation, depletion and amortization	(184,721)	(152,254)
Property, plant, and equipment, net	$458,144	422,447

Depreciation, depletion and amortization expense for the three and nine months ended March 31, 2014 was $11,244 and $33,931, of which $10,977 and $33,127 is recorded in cost of goods sold and $267 and $804 is recorded in selling, general, and administrative expenses, respectively. Depreciation, depletion and amortization expense for the three and nine months ended March 31, 2013 was $11,488 and $34,721, of which $11,119 and $33,988 is recorded in cost of goods sold and $369 and $733 is recorded in selling, general, and administrative expenses, respectively.

Capitalized interest for the three and nine months ended March 31, 2014 was $0 and $103, respectively.  Capitalized interest for the three and nine months ended March 31, 2013 was $9 and $9, respectively.

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

a. Goodwill

Changes in the carrying amount of goodwill, by reportable segment, during the nine months ended March 31, 2014 are as follows:

		Globe
	GMI	Metales	Solsil	Other	Total

Goodwill	$34,734	14,313	57,656	7,260	113,963
Accumulated impairment loss	—	(6,000)	(57,656)	(7,130)	(70,786)
Balance at June 30, 2013	34,734	8,313	—	130	43,177

Goodwill	34,734	14,313	57,656	7,260	113,963
Accumulated impairment loss	—	(6,000)	(57,656)	(7,130)	(70,786)
Purchase price allocation adjustments	166	—	—	—	166
Balance at March 31, 2014	$34,900	8,313	—	130	43,343

b. Other Intangible Assets

There were no changes in the value of the Company’s indefinite lived intangible assets during the nine months ended March 31, 2014 and 2013.

c. Annual Impairment Tests

The Company performed its annual goodwill and indefinite-lived intangible asset tests during the quarter ended March 31, 2014. A test is also performed whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds the implied fair value of goodwill of the reporting unit. Fair value is measured based on a discounted cash flow method, using a discount rate determined by the Company to be commensurate with the risk inherent in its current business model, or a valuation technique based on multiples of earnings consistent with the objective of measuring fair value. The estimates of cash flows, future earnings, and discount rate are subject to change due to the economic environment and business trends, including such factors as raw material and product pricing, interest rates, expected market returns and volatility of markets served, as well as our future manufacturing capabilities, government regulation and technological change. The Company believes that the estimates of future cash flows, future earnings, and fair value are reasonable; however, changes in estimates, circumstances or conditions could have a significant impact on its fair valuation determination, which could then result in a material impairment charge in the Company’s results of operations.

As of February 28, 2014, all reporting units had fair values that exceeded carrying values and no impairment charge was required.

(7)             Debt

a. Short-Term Debt

Short-term debt comprises the following:
		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line
March 31, 2014:
Type debt:
Export financing	$—	NA	$9,269
Other	15	7.00%	—
Total	$15		$9,269

June 30, 2013:
Type debt:
Export financing	$—	NA	$9,690
Other	284	7.00%	—
Total	$284		$9,690

Export Financing Agreements – The Company’s Argentine subsidiary maintains various short-term export financing agreements. Generally, these arrangements are for periods ranging between seven and eleven months, and require the Company to pledge as collateral certain export receivable.

b. Revolving Credit Agreements

A summary of the Company’s revolving credit agreements at March 31, 2014 is as follows:
		Weighted
	Outstanding	Average	Unused	Total
	Balance	Interest Rate	Commitment	Commitment
Revolving multi-currency credit facility	$125,000	1.67%	$174,060	300,000
Revolving credit agreement	—	5.00%	13,571	13,571
Revolving credit facility	—	2.31%	20,000	20,000

On August 20, 2013, the Company entered into a $300,000 five-year revolving multi-currency credit facility, which includes a $10,000 sublimit for swing line loans and a $25,000 sublimit letter of credit facility. The credit facility refinanced existing debt under the revolving multi-currency credit agreement dated May 31, 2012 and closing costs. The credit facility currently provides up to an additional $174,060 of borrowing capacity as of March 31, 2014. At the Company’s election, the credit facility may be increased by an amount up to $150,000 in the aggregate; such increase may be in the form of term loans or increases in the revolving credit line, subject to lender commitments and certain conditions as described in the credit agreement. The agreement contains provisions for adding domestic and foreign subsidiaries of the Company as additional borrowers under the credit facility. The agreement terminates on August 20, 2018 and requires no scheduled prepayments before that date. The Company classifies borrowings under this credit facility as long-term liabilities.

Interest on borrowings under the multi-currency credit facility is payable, at the Company’s election, at either (a) a base rate (the higher of (i) the U.S. federal funds rate plus 0.50% per annum, (ii) the Administrative Agent’s prime rate or (iii) a Eurocurrency Rate for loans with a one month interest period plus 1.00% per annum plus a margin ranging from 0.50% to 1.50% per annum (such margin determined by reference to the leverage ratio set forth in the credit agreement), or (b) the Eurocurrency Rate plus a margin ranging from 1.50% to 2.50% per annum (such margin determined by reference to the leverage ratio set forth in the credit agreement). Certain commitment fees are also payable under the credit agreement. The credit agreement contains various covenants. They include, among others, a maximum net debt to earnings before income tax, depreciation and amortization ratio and a minimum interest coverage ratio. The credit facility is guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). Borrowings under the credit agreement are collateralized by the assets of the Company and the Guarantors, including certain real property, equipment, accounts receivable, inventory and the stock of certain of the Company’s and the Guarantors’ subsidiaries. The Company was in compliance with the loan covenants at March 31, 2014.

At March 31, 2014, there was a $125,000 balance outstanding on the revolving multi-currency credit facility. The total commitment outstanding on this credit facility includes $640 outstanding letters of credit associated with landlord guarantees and $300 outstanding letters of credit associated with economic development.

On October 1, 2010, the Company entered into a revolving credit facility, which was amended on March 5, 2012 and further amended on June 30, 2013. The amended agreement provides for a $20,000 revolving credit facility. As of March 31, 2014, there was no outstanding balance under the facility. Interest on advances under the revolving credit facility accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. The credit facility is subject to certain restrictive and financial covenants, which include limits on additional debt, a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization and a minimum net worth. The Company was in compliance with the loan covenants at March 31, 2014. The Company classifies borrowings under this revolving credit facility as current liabilities as the arrangement is payable in full upon the earlier of 10 business days following written demand by the lender or the agreement’s expiration on December 31, 2014.

The Company’s subsidiary, Quebec Silicon, entered into a revolving credit agreement dated October 1, 2010, amended on November 23, 2011 and further amended and restated on September 20, 2012, which provides for up to $15,000 Canadian Dollars to fund Quebec Silicon’s working capital requirements. Funding under the revolving credit agreement is available upon request at any time, up to the full amount of the unused credit commitment and subject to continued compliance with the terms of the agreement. Interest on borrowings under the credit agreement is payable at a variable rate of Canadian prime plus 2.00% (5.00% at March 31, 2014), payable quarterly. The credit agreement expires on September 20, 2015, and may be terminated earlier, at the lender’s discretion subject to certain change in ownership conditions being met. All of Quebec Silicon’s assets, properties and revenues have been pledged as security for Quebec Silicon’s obligations under the revolving credit agreement. As of March 31, 2014, there was no outstanding balance under the facility.

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

Foreign Currency Risk:

The Company is exposed to market risk arising from changes in currency exchange rates as a result of its operations outside the United States, principally in Argentina, China and Canada. A portion of the Company’s net sales generated from its non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of the Company’s operating costs for its non-U.S. operations are denominated in local currencies, principally the Canadian dollar, Argentine peso and the Chinese renminbi. Consequently, the translated U.S. dollar value of the Company’s non-U.S. dollar net sales, and related accounts receivable balances, and its operating costs are subject to currency exchange rate fluctuations. Derivative instruments are not used extensively to manage this risk. At March 31, 2014, the Company had no outstanding foreign exchange forward and option contracts.

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

In October 2010, the Company entered into a power hedge agreement on an 87,600 MWh notional amount of electricity for power required by its Niagara Falls, New York plant not supplied by the facility’s long-term power contract over the term of the hedge agreement. The notional amount decreased equally per month from the agreement’s July 1, 2012 effective date through its expiration on June 30, 2013. Under this power agreement, the Company fixed the power rate at $39.95 per MWh over the life of the contract.

The effect of the Company’s derivative instruments on the condensed consolidated statements of operations is summarized in the following table:

	(Loss) Gain Recognized		(Loss) Gain Recognized
	During the Three Months		During the Nine Months
	Ended March 31,		Ended March 31,		Location
	2014	2013	2014	2013	of (Loss) Gain
Foreign exchange forward and option contracts	—	(99)	(603)	(303)	Foreign exchange loss
Power hedges	—	213	—	394	Cost of goods sold

The fair values of the Company’s derivative instruments at March 31, 2014 are summarized in note 15 (Fair Value Measurements). The Company held no foreign exchange option contracts or power hedges at March 31, 2014.

(9)           Benefit Plans

a. Defined Benefit Retirement Plan

The Company’s subsidiary, Globe Metallurgical Inc. (GMI), sponsors three noncontributory defined benefit pension plans covering certain domestic employees. These plans were frozen in 2003. The Company’s subsidiary, Core Metals, sponsors a noncontributory defined benefit pension plan covering certain domestic employees. This plan was closed to new participants in April 2009. The Company’s subsidiary, Quebec Silicon, sponsors a contributory defined benefit pension plan. This plan was closed to new participants in December 2013.

The components of net periodic pension expense for the Company’s defined benefit pension plans are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Interest cost	$682	802	$2,210	2,411
Service cost	236	601	1,138	1,809
Expected return on plan assets	(667)	(631)	(2,028)	(1,897)
Amortization of net loss	310	385	937	1,154
Net periodic pension expense	$561	1,157	$2,257	3,477

The Company expects to make required and discretionary contributions of approximately $2,779 to the plans for the fiscal year ending June 30, 2014, of which $2,312 has been contributed through March 31, 2014.

The active unionized employee members of the bargaining unit of Quebec Silicon who, prior to January 1, 2014, participated in the defined benefit pension plan and/or the defined contribution plan, will begin participating in the RRFS-FTQ (Membership Funded Pension Plan – Federation of Quebec Workers) beginning January 1, 2014. Membership in the defined benefit pension plan will be frozen as of December 31, 2013. No new members may join the defined pension benefit plan as of January 1, 2014. However, the defined benefit pension plan will be maintained in effect. The benefit formula under the defined benefit pension plan for pensionable service after January 1, 2014 will be 0.01% of final average compensation up to the final average maximum pensionable earnings plus 0.012% of final average compensation in excess of the final average maximum pensionable earnings, multiplied by the years and months of completed service pensionable.

b. Defined Postretirement Benefit Plan

The Company’s subsidiary, Quebec Silicon, sponsors a postretirement benefit plan for certain employees, based on length of service and remuneration. Postretirement benefits consist of a group insurance plan covering plan members for life insurance, disability, hospital, medical, and dental benefits.

On December 27, 2013, the Communications, Energy and Paper Workers Union of Canada (“CEP”) ratified a new collective bargaining agreement, which resulted in a curtailment pertaining to the closure of the postretirement benefit plan for union employees retiring after January 31, 2016. The Company remeasured the benefit obligations reflecting the curtailment which resulted in a curtailment gain of $5,831. The curtailment gain is included in operating loss for the nine months ended March 31, 2014.

(10)           Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted as necessary for quarterly events. In accordance with ASC Topic 740, Income Taxes — Accounting for Income Taxes in Interim Periods, the Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries. The effective tax rates for the nine months ended March 31, 2014 and 2013 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the respective periods.

The Company’s effective tax rate for the nine months ended March 31, 2014 was a tax benefit of 38.6% compared to a tax benefit of 5.9% for the nine months ended March 31, 2013. The increase in the effective tax rate is primarily due to the gain on bargain purchase recorded in connection with the acquisition of Siltech (see note 3), on which no tax has been provided. The estimated annual effective tax expense rate excluding discrete items is 35.0%.

The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods, and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. During the nine months ended March 31, 2014, the Company’s net valuation allowances increased by $1,300, primarily due to the establishment of additional valuation allowances against net operating losses (NOLs) in our foreign jurisdictions where it is more likely than not the NOLs will not be utilized.

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. The Company’s principal jurisdictions include the U.S., Argentina, Canada, Poland, and China. A number of years may elapse before a tax return is audited and finally resolved. The open tax years subject to examination varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions and the related open tax years subject to examination are as follows: the U.S. from 2011 to present, Canada from 2012 to present, Argentina from 2008 to present, and China from 2008 to present.

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results could be materially impacted. There were no material changes in the Company’s uncertain tax positions during the nine months ended March 31, 2014.

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

b. Environmental Contingencies

It is the Company’s policy to accrue for costs associated with environmental assessments, remedial efforts, or other environmental liabilities when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. When a liability for environmental remediation is recorded, such amounts will be recorded without giving effect to any possible future recoveries. At March 31, 2014, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

c. Employee Contracts

As of March 31, 2014, there are 178 employees that are covered by union agreements expiring within one year.

d. Contract Acquisition Cost

During the nine months ended March 31, 2014, the Company acquired a supply arrangement that resulted in a payment of $14,400, which impacted operating income (loss) for the period.

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

(12)             Stockholders’ Equity

Dividend

On August 20, 2013, the Company’s Board of Directors approved an annual dividend of $0.275 per common share, payable quarterly in September 2013, December 2013, March 2014 and June 2014. The September 2013 quarterly dividend of $0.06875 per share, totaling $5,178, was paid on September 24, 2013 to shareholders of record at the close of business on September 10, 2013.  The December 2013 quarterly dividend of $0.06875 per share, totaling $5,178, was paid on December 23, 2013 to shareholders of record at the close of business on December 9, 2013.  On February 10, 2014, the Company’s Board of Directors approved an increase to the annual dividend to $0.300 per common share, payable quarterly in March 2014, June 2014, September 2014, and December 2014.  The March 2014 quarterly dividend of $0.075 per share, totaling $5,559, was paid on March 12, 2014 to shareholders of record at the close of business on February 26, 2014.

Treasury Stock

On December 13, 2013, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $75,000 of the Company’s common stock valid through December 31, 2014. The program did not obligate the Company to acquire any particular amount of shares. As of March 31, 2014, 1,465,914 shares were repurchased at an aggregated cost of $26,614.

(13)             Earnings (Loss) Per Share

Basic earnings (loss) per common share are calculated based on the weighted average number of common shares outstanding during the three and nine months ended March 31, 2014 and 2013, respectively. Diluted earnings (loss) per common share assumes the exercise of stock options or the vesting of restricted stock grants, provided in each case the effect is dilutive.

The reconciliation of the amounts used to compute basic and diluted earnings (loss) per common share for the three and nine months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Basic earnings (loss) per share computation
Numerator:
Net income (loss) attributable to Globe Specialty Metals, Inc.	$1,561	(40,135)	$8,182	(30,772)
Denominator:
Weighted average basic shares outstanding	74,291,202	75,301,549	74,963,601	75,174,392
Basic earnings (loss) per common share	$0.02	(0.53)	$0.11	(0.41)
Diluted earnings (loss) per share computation
Numerator:
Net income (loss) attributable to Globe Specialty Metals, Inc.	$1,561	(40,135)	$8,182	(30,772)
Denominator:
Weighted average basic shares outstanding	74,291,202	75,301,549	74,963,601	75,174,392
Effect of dilutive securities	143,578	—	106,553	—
Weighted average diluted shares outstanding	74,434,780	75,301,549	75,070,154	75,174,392
Diluted earnings (loss) per common share	$0.02	(0.53)	$0.11	(0.41)

Potential common shares associated with outstanding stock options totaling 881,192 and 273,046 for the three months ended March 31, 2014 and 2013, respectively, and 289,443 and 398,958 for the nine months ended March 31, 2014 and 2013, respectively, were excluded from the calculation of diluted earnings per common share because their effect would be anti-dilutive.

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

On August 17, 2012, the Board authorized the Company to offer to amend certain outstanding options representing the right to purchase shares issued to directors, officers and current employees pursuant to the Stock Plan, to permit these options alternatively to be settled for cash or exercised for the issuance of shares, at the election of the option holder. This modification of the outstanding options changed its classification from equity awards to liability awards and the fair value of the liability awards is remeasured at the end of each reporting period through settlement. These certain outstanding options were further amended during fiscal year 2014 to provide exclusively for cash settlement equal to the positive difference between the fair market value per share on the date of exercise and the exercise price per share. These amended awards are excluded from the weighted average diluted shares outstanding calculation in note 13 (Earnings (Loss) Per Share) as these awards were settled in cash during the quarter.

At March 31, 2014, there were 231,651 shares available for grant. All option grants have maximum contractual terms ranging from 5 to 10 years.

During the nine months ended March 31, 2014, share-based compensation awards consisted of the issuance of 2,689,211 nonqualified stock options and 6,615 restricted stock grants.  The grants were offset by forfeiture of 2,447,500 nonqualified stock options.  The forfeited stock options during the nine months ended March 31, 2014 were a result of the certain employees and directors forfeiting their stock options in return for stock appreciation rights that settle exclusively in cash and are no longer part of the Stock Plan.  All of the forfeited share options were fully vested.  Please see below within the Stock Appreciation Rights for further detail over the forfeited stock options that have been converted to stock appreciation rights. A summary of the changes in options outstanding under the Stock Plan during the nine months ended March 31, 2014 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term in Years	Value
Outstanding as of June 30, 2013	3,795,252	$8.74	1.79	$17,452
Granted	2,689,211	19.36
Exercised	(33,334)	6.24
Forfeited and converted to SARs	(2,447,500)	4.06
Outstanding as of March 31, 2014	4,003,629	$18.75	4.17	$8,745

Exercisable as of March 31, 2014	908,749	$17.21	2.86	$3,739

The Company estimates the fair value of grants using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of stock options issued and remeasured for the nine months ended and as of March 31, 2014:

2014
Risk-free interest rate	0.12 to 1.70%
Expected dividend yield	1.41 to 2.21%
Expected volatility	24.94 to 47.79%
Expected term (years)	0.75 to 5.0

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

During the nine months ended March 31, 2014, 175,717 options vested, resulting in total vested options of 908,749. There are 3,094,880 unvested options outstanding at March 31, 2014.

For the three and nine months ended March 31, 2014, pre-tax share-based compensation expense was $1,448 and $13,421, respectively. For the three and nine months ended March 31, 2013, pre-tax share-based compensation expense was $873 and $21,514, respectively. The expense is reported within selling, general, and administrative expenses.  The $4,631 liability associated with share-based compensation awards at March 31, 2014 is included in stock compensation accrual.

b. Executive Bonus Plan

In addition to share-based awards issued under the Stock Plan, the Company issues restricted stock units under the Company’s Executive Bonus Plan. These restricted stock units proportionally vest over three years, but are not delivered until the end of the third year. The Company will settle these awards by cash transfer, based on the Company’s stock price on the date of transfer. During the nine months ended March 31, 2014, there were 32,204 restricted stock units granted, 35,225 restricted stock units were exercised, and as of March 31, 2014, 631,020 restricted stock units were outstanding. For the three and nine months ended March 31, 2014, pre-tax compensation expense for these restricted stock units was $2,076 and $6,196, respectively. The expense is reported within selling, general, and administrative expenses. Of the $8,726 liability associated with these restricted stock units at March 31, 2014, $7,360 is included in stock compensation accrual and $1,366 is included in other long-term liabilities.

c. Stock Appreciation Rights

The Company issues cash-settled stock appreciation rights as an additional form of incentivized bonus. During the nine months ended March 31, 2014 there were 2,447,500 stock appreciation rights issued.  The stock appreciation rights were issued as a result of forfeitures of stock options in return for stock appreciation rights. These stock appreciation rights were fully vested and exercisable upon grant and had maximum contractual terms of five years.  All 2,447,500 of these awards were exercised during the period and none were outstanding as of March 31, 2014.  Other stock appreciation rights vest and become exercisable in one-third increments over three years. The Company will settle all awards by cash transfer, based on the difference between the Company’s stock price on the date of exercise and the date of grant. During the nine months ended March 31, 2014, there were 3,793,186 stock appreciation rights granted, inclusive of the 2,447,500 stock appreciation rights above, and as of March 31, 2014, 1,345,686 stock appreciation rights were outstanding. For the three and nine months ended March 31, 2014, pre-tax compensation expense for these stock appreciation rights was $6,253 and $13,811, respectively. The expense is reported within selling, general, and administrative expenses.  Of the $2,122 liability associated with these stock appreciation rights at March 31, 2014, none is included in stock compensation accrual and $2,122 is included in other long-term liabilities.

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

The Company does not have any assets that are required to be measured at fair value at March 31, 2014.  The following table summarizes liabilities measured at fair value on a recurring basis at March 31, 2014:

	Total	Level 1	Level 2	Level 3
Liability classified stock options	$4,631	—	4,631	—
Restricted stock units	9,286	9,286	—	—
Stock appreciation rights	2,122	—	2,122	—
Total	$16,039	9,286	6,753	—

The following table summarizes assets measured at fair value on a recurring basis at June 30, 2013:

	Total	Level 1	Level 2	Level 3
Foreign exchange forward and option contracts	$251	—	251	—
Total	$251	—	251	—

The following table summarizes liabilities measured at fair value on a recurring basis at June 30, 2013:

	Total	Level 1	Level 2	Level 3
Liability classified stock options	$17,208	—	17,208	—
Restricted stock units	3,379	3,379	—	—
Total	$20,587	3,379	17,208	—

The fair value of restricted stock units is based on quoted market prices of the Company stock at the end of each reporting period.

See note 14 (Share-Based Compensation) for information regarding the fair value of our liability classified stock options and stock appreciation rights.

See note 7 (Debt) for information regarding the fair value of our outstanding debt.

(16)             Related Party Transactions

From time to time, the Company enters into transactions in the normal course of business with related parties. Management believes that such transactions are at arm’s length and for terms that would have been obtained from unaffiliated third parties.

A current and a former member of the board of directors are affiliated with Marco International. During the three and nine months ended March 31, 2014 and 2013, the Company:

•
Entered into agreements with Marco International to purchase carbon electrodes. Marco International billed $5,481 and $9,416 during the three months ended March 31, 2014 and 2013, respectively, and $11,249 and $31,938 during the nine months ended March 31, 2014 and 2013, respectively, under these agreements. At March 31, 2014 and June 30, 2013, payables to Marco International under these agreements totaled $123 and $0, respectively.

•
Entered into agreements with Marco International to purchase rare earth minerals. Marco International billed $0 and $0 during the three months ended March 31, 2014 and 2013, respectively, and $378 and $0 during the nine months ended March 31, 2014 and 2013, respectively, under these agreements. At March 31, 2014 and June 30, 2013, payables to Marco International under these agreements totaled $0 and $0, respectively.

•
Entered into an agreement to sell ferrosilicon to Marco International. Net sales were $124 and $0 during the three months ended March 31, 2014 and 2013, respectively, and $368 and $411 during the nine months ended March 31, 2014 and 2013, respectively, under this agreement. At March 31, 2014 and June 30, 2013, receivables from Marco International under this agreement totaled $62 and $0, respectively.

•
Entered into an agreement to sell calcium silicon powder to Marco International. Net sales were $1,730 and $332 during the three months ended March 31, 2014 and 2013, respectively, and $3,663 and $1,246 during the nine months ended March 31, 2014 and 2013, respectively, under this agreement. At March 31, 2014 and June 30, 2013, receivables from Marco International under this agreement totaled $1,018 and $0, respectively.

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

Each of our reportable segments distributes its products in both its country of domicile, as well as to other international customers. The following presents the Company’s consolidated net sales by product line:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Silicon metal	$101,966	112,602	$274,778	328,098
Silicon-based alloys	74,818	60,164	205,594	184,760
Other	19,273	23,079	67,085	63,635
Total	$196,057	195,845	$547,457	576,493

a. Segment Data

Summarized financial information for our reportable segments as of and for the three and nine months ended March 31, 2014 and 2013, is shown in the following tables:

	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2014			2013
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes
GMI	$181,749	20,411	19,555	$185,712	12,635	10,563
Globe Metales	13,472	2,260	869	10,005	(5,861)	(6,481)
Solsil	—	—	—	—	(20,552)	(20,552)
Corporate	—	(13,694)	(14,172)	—	(20,224)	(20,687)
Other	3,067	(1,126)	(1,406)	2,836	(8,177)	(8,312)
Eliminations	(2,231)	(112)	(112)	(2,708)	(467)	(467)
	$196,057	7,739	4,734	$195,845	(42,646)	(45,936)

	Nine Months Ended				Nine Months Ended
	March 31,				March 31,
	2014				2013
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes	Total Assets	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes
GMI	$505,225	40,952	38,653	635,271	$535,249	59,064	56,548
Globe Metales	38,212	4,754	1,564	71,207	37,843	(3,164)	(4,658)
Solsil	—	(32)	(32)	15,347	—	(20,987)	(20,987)
Corporate	—	(46,977)	(28,830)	370,948	—	(49,960)	(51,277)
Other	9,708	(2,805)	(3,112)	74,617	8,299	(9,941)	(10,136)
Eliminations	(5,688)	48	48	(338,792)	(4,898)	(754)	(754)
	$547,457	(4,060)	8,291	828,598	$576,493	(25,742)	(31,264)

The accounting policies of our operating segments are the same as those disclosed in note 2 (Summary of Significant Accounting Policies) to our June 30, 2013 consolidated financial statements. We evaluate segment performance principally based on operating income (loss).

b. Geographic Data

Net sales are attributed to geographic regions based upon the location of the selling unit. Net sales by geographic region for the three and nine months ended March 31, 2014 and 2013 consist of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
United States	$163,249	154,512	$464,066	445,889
Canada	18,364	31,104	40,653	89,264
Argentina	11,377	7,560	33,309	33,208
Poland	3,041	2,627	9,186	7,886
China	26	42	243	246
Total	$196,057	195,845	$547,457	576,493

Long-lived assets by geographical region at March 31, 2014 and June 30, 2013 consist of the following:

	March 31,	June 30,
	2014	2013
United States	$326,212	328,326
Canada	87,549	95,591
South Africa	46,091	—
Argentina	25,749	24,344
China	15,531	16,955
Poland	832	885
Total	$501,964	466,101

Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation, depletion and amortization, and goodwill and other intangible assets.

c. Major Customer Data

The following is a summary of the Company’s major customers and their respective percentages of consolidated net sales for the three and nine months ended March 31, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Dow Corning	19%	17%	18%	19%
Momentive Performance Materials	11%	12%	9%	9%
All other customers	70%	71%	73%	72%
Total	100%	100%	100%	100%

The majority of sales to Dow Corning for the three and nine months ended March 31, 2014 and 2013 are associated with Dow Corning’s 49% ownership interest in WVA Manufacturing, LLC (WVA LLC), and Quebec Silicon Limited Partnership (QSLP).  Sales to Dow Corning and Momentive Performance Materials are included in the GMI segment.

On April 13, 2014, Momentive Performance Materials (MPM) filed for reorganization under Chapter 11 of the federal Bankruptcy Code. The Company has $7,400 of accounts receivable outstanding as of March 31, 2014, of which approximately $2,400 of GMI’s pre-petition claim was subsequently collected. The remaining $5,000 was accorded administrative priority.

 (18)             Subsequent Events

On May 2, 2014, the Company’s board of directors approved the quarterly payment of the annual dividend of $0.30 per common share. A quarterly dividend of $0.075 per share will be payable on June 24, 2014 to shareholders of record at the close of business on June 10, 2014.

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

Introduction

Globe Specialty Metals, Inc., together with its subsidiaries (collectively, “we” or “our”) is one of the leading manufacturers of silicon metal and silicon-based alloys. As of March 31, 2014, we owned and operated six principal manufacturing facilities and coal mines, in two primary operating segments: GMI, our U.S. operations and, Globe Metales, our Argentine operations.

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

Overview and Recent Developments

Customer demand continues to improve for silicon metal and silicon-based alloys as our major end markets, which include chemical, aluminum, automotive, steel and solar, continue to show signs of improvement.  The sales mix shifted while the average selling price improved in the third quarter when compared to the second quarter of fiscal year 2014.  We experienced higher silicon metal indexed pricing compared to the prior quarter, and with respect to silicon-based alloys we continued to experience reduced pricing on some of our ferrosilicon products due to the aggressive pricing of imports, primarily from Russia and Venezuela.  However, the prices of our ferrosilicon products began to improve after we filed an antidumping case in July 2013 covering ferrosilicon imports from Russia and Venezuela.

The May 3, 2013 lockout of unionized employees at the Becancour, Canada plant concluded on December 27, 2013 with the ratification of a new collective bargaining agreement.  At the time of the lockout, the plant shut down two of its three furnaces with management representatives of the plant operating the remaining furnace.  The plant ramped up its operations during the third quarter and will be at full production during the fourth quarter of fiscal year 2014.

Net sales for the third quarter increased $17,651,000 or 10% from the immediately preceding quarter as a result of an 11% increase in tons shipped and a 2% increase in the average selling price for silicon metal and silicon-based alloys.  Silicon metal volume increased 15% while silicon-based alloys volumes increased 7% as a result of improved demand from the steel and automotive industries in North America.  Silicon metal prices increased 1% compared to the second quarter of fiscal year 2014 while silicon-based alloys pricing also increased 1% over this same period.

We continue to realize the benefits of the maintenance outages taken in fiscal year 2013 as our cost per pound decreased in the third quarter compared to the second quarter of fiscal year 2014.  The start-up of our South African acquisition, Siltech, remains on-track, and we are currently ramping up production in China at our electrode facility.  These initiatives are expected to drive future earnings through higher sales volumes and lower costs.

Outlook

 Customer demand for silicon metal in the United States is increasing as our end markets, including steel, autos and consumer goods, continue to strengthen.  We have seen improvement in the European market and expect our recent Siltech acquisition to help improve our position overseas.  Index pricing has increased, and we remain optimistic about calendar 2014 pricing.  Negotiations on our calendar 2014 silicon metal business continue, and we are booking orders at a healthy pace.  As in the past, we have business that is fixed priced and business that is priced based on indices.  We will continue to sell on a fixed and an indexed basis as appropriate and leave room for spot business as well.  We are seeing consistent demand and positive signs for the major end markets that use our products directly and indirectly.

We saw continued improvement in operational efficiency following the completion of the planned maintenance outages in fiscal 2013, and, as a result, we are experiencing lower costs related to maintenance and furnace downtime.  We anticipate maintenance outages at two of our U.S. facilities in the fourth quarter of fiscal 2014.

The favorable outcome of the Canadian anti-dumping and countervailing duties action against imports of silicon metal from China may have a positive impact on pricing and opportunities in the Canadian market.  We have also filed a trade petition to address the unfair trade flow of ferrosilicon from Russia and Venezuela into the United States.  The U.S. International Trade Commission has made affirmative preliminary injury determinations with respect to the imports from both countries.  The Commerce Department has made an affirmative preliminary finding of dumping in the Venezuela investigation and a negative preliminary dumping finding in the Russia investigation.  Both agencies are continuing their investigations.  We expect a final resolution of this trade petition in the first quarter of fiscal 2015.

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

Results of Operations

GSM Three Months Ended March 31, 2014 vs. 2013

Consolidated Operations:

	Three Months Ended
	March 31,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$196,057	195,845	212	0.1%
Cost of goods sold	164,926	181,238	(16,312)	(9.0%)
Selling, general and administrative expenses	23,392	13,330	10,062	75.5%
Business interruption insurance recovery	—	(4,594)	4,594	NA
Goodwill impairment	—	13,130	(13,130)	NA
Impairment of long-lived assets	—	35,387	(35,387)	NA
Operating income (loss)	7,739	(42,646)	50,385	(118.1%)
Gain on remeasurement of equity investment	—	170	(170)	NA
Interest expense, net	(1,011)	(1,595)	584	(36.6%)
Other loss	(1,994)	(1,865)	(129)	6.9%
Income (loss) before provision for (benefit from) income taxes	4,734	(45,936)	50,670	(110.3%)
Provision for (benefit from) income taxes	2,717	(5,941)	8,658	(145.7%)
Net income (loss)	2,017	(39,995)	42,012	(105.0%)
Income attributable to noncontrolling interest, net of tax	(456)	(140)	(316)	225.7%
Net income (loss) attributable to Globe Specialty Metals, Inc.	$1,561	(40,135)	41,696	(103.9%)

Net Sales:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$101,966	36,530	$2,791	$112,602	40,310	$2,793
Silicon-based alloys	74,818	37,396	2,001	60,164	29,072	2,069
Silicon metal and silicon-based alloys	176,784	73,926	2,391	172,766	69,382	2,490
Silica fume and other	19,273			23,079
Total net sales	$196,057			$195,845

Net sales increased $212,000 or 0.1% from the prior year to $196,057,000 primarily as a result of a 7% increase in sales volume, offset by a 4% decrease in the average selling price.  The increase in sales volume compared to the same quarter in the prior year was driven by a 29% increase in silicon-based alloys tons sold which was offset by a 9% decrease in silicon metal tons sold, resulting in an increase of $6,645,000.  The increase in silicon-based alloys tons sold was primarily due to increased demand from the steel and automotive industries in North America. Due to the increased demand for silicon-based alloys, we converted a silicon furnace to a ferrosilicon furnace at one of our U.S. plants.  Additionally, the decrease in silicon metal tons sold was primarily due to lower sales volume at the Becancour, Canada facility as the sales volume for the three months ended March 31, 2014 reflects the ramp up of production at the facility after the lockout ended in December 2013 compared to full production in the prior year period.

The average selling price of silicon metal remained the same while the average selling price of silicon-based alloys decreased 3% during the third quarter of fiscal year 2014 compared to the prior year quarter.  The decrease in silicon-based alloys pricing was due to weaker pricing in the marketplace driven by import competition and end-user demand, particularly in Europe.

Other revenue decreased $3,806,000 primarily due to a decrease in sales volume, driven by severe weather conditions which prevented shipments of certain by-products.

Cost of Goods Sold:

The $16,312,000 or 9% decrease in cost of goods sold was a result of a 14% decrease in cost per ton sold.  The decrease in cost per ton sold is primarily due to a shift in mix from higher cost silicon products to lower cost ferrosilicon products and manufacturing cost improvement initiatives.

Gross margin represented approximately 16% of net sales in the third quarter of fiscal year 2014, an increase from 7% of net sales in the third quarter of fiscal year 2013, primarily as a result of increased sales volume and manufacturing cost improvement initiatives.

Selling, General and Administrative Expenses:

The increase in selling, general and administrative expenses of $10,062,000, or 76%, was primarily due to an increase in stock based compensation of approximately $8,295,000, of which $7,179,000 represents the cost resulting from the remeasurement of outstanding liability classified option awards.  In addition, we had an increase in variable-based compensation of $1,832,000.

Interest Expense, Net:

Net interest expense decreased $584,000 primarily due to an overall decrease in borrowings.

Other Loss:

Other loss increased $129,000 primarily due to a foreign exchange loss on holdings of the Argentine peso partially offset by the elimination of a foreign exchange loss resulting from the revaluation of a U.S. dollar loan at a foreign subsidiary in the third quarter of fiscal year 2013.

Income Taxes:

Tax provision as a percentage of pre-tax income was approximately 57.4%, or $2,717,000, in the third quarter of fiscal year 2014 and the tax benefit as a percentage of pre-tax loss was approximately 13%, or $5,941,000, in the third quarter of fiscal year 2013.  The change in effective tax rate was a result of goodwill and certain long-lived asset impairments recognized in the third quarter of fiscal year 2013 where no tax benefit was recorded. The impairment occurred in jurisdictions that do not allow tax deductions for such items, or in jurisdiction in which it is more likely than not that the tax benefit will not be utilized against future taxable income. In addition, valuation allowances were setup for certain foreign jurisdictions with net operating loss carryforwards where it is more likely than not that all or a portion of a deferred tax asset will not be realized.

Segment Operations

GMI

	Three Months Ended
	March 31,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$181,749	185,712	(3,963)	(2.1%)
Cost of goods sold	153,011	168,495	(15,484)	(9.2%)
Selling, general and administrative expenses	8,327	9,176	(849)	(9.3%)
Business interruption insurance recovery	—	(4,594)	4,594	NA
Operating income	$20,411	12,635	7,776	61.5%

Net sales decreased $3,963,000 or 2% from the prior year to $181,749,000.  The decrease was primarily attributable to a 3% decrease in average selling prices.  Silicon metal tons sold decreased 9% due to the production ramp-up at our Becancour, Canada plant after the lockout ended in December 2013 as well as a decrease from one of our U.S. plants due to the conversion of a silicon furnace to a ferrosilicon furnace.  Silicon-based alloys tons sold increased 23% primarily due to increased demand from the steel and automotive industries in North America and from the conversion of a silicon furnace to a ferrosilicon furnace at one of our U.S. plants. Silicon metal pricing remained the same and silicon-based alloys pricing decreased 2% due to a reduction in magnesium ferrosilicon pricing driven by pricing pressure from imports.  Other revenue decreased $3,708,000 primarily due to severe weather conditions which prevented shipments of certain by-products.

Operating income increased $7,776,000 from the prior year quarter to $20,411,000.  This increase was primarily due to a 3% increase in total shipments as well as a 12% decrease in the cost per ton sold. Cost of goods sold decreased 9% while volumes increased 3%.  Cost per ton sold decreased in the quarter primarily due to a shift in mix from higher cost silicon products to lower cost ferrosilicon products and manufacturing cost improvement initiatives. These increases were offset by the business interruption insurance recovery of $4,594,000 recorded in the third quarter of fiscal year 2013.

Globe Metales

	Three Months Ended
	March 31,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$13,472	10,005	3,467	34.7%
Cost of goods sold	10,460	9,440	1,020	10.8%
Selling, general and administrative expenses	752	426	326	76.5%
Goodwill impairment	—	6,000	(6,000)	NA
Operating income (loss)	$2,260	(5,861)	8,121	(138.6%)

Net sales increased $3,467,000 or 35% from the prior year to $13,472,000.  The increase was primarily attributable to a 58% increase in tons sold partially offset by a 13% decrease in average selling prices.  Overall demand increased due to stronger demand from the steel market and the European economy.

Operating income (loss) increased $8,121,000 from the prior year to $2,260,000.  The increase was primarily due to the recognition of goodwill impairment of $6,000,000 during the third quarter of fiscal year 2013 and increased volumes and lower costs due to the devaluation of the Argentine peso.

Solsil

	Three Months Ended
	March 31,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Cost of goods sold	$—	2,046	(2,046)	NA
Selling, general and administrative expenses	—	54	(54)	NA
Impairment of long-lived assets	—	18,452	(18,452)	NA
Operating loss	$—	(20,552)	20,552	NA

Solsil suspended commercial production during fiscal year 2010 as a result of a significant decline in the price of polysilicon and the decline in demand for upgraded metallurgical grade silicon.

Corporate

	Three Months Ended
	March 31,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$13,694	3,289	10,405	316.4%
Impairment of long-lived assets	—	16,935	(16,935)	NA
Operating loss	$(13,694)	(20,224)	6,530	32.3%

The operating loss decreased $6,530,000 from the prior year to $13,694,000.  Selling, general and administrative expenses increased $10,405,000 year over year primarily due to an increase in stock based compensation of approximately $8,295,000, of which $7,179,000 represents the cost resulting from the remeasurement of outstanding liability classified option awards.  In addition, we had an increase in variable-based compensation and payroll taxes of $2,512,000. These increases were partially offset by a decrease in professional fees of $195,000.

GSM Nine Months Ended March 31, 2014 vs. 2013

Consolidated Operations:

	Nine Months Ended
	March 31,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$547,457	576,493	(29,036)	(5.0%)
Cost of goods sold	467,919	498,209	(30,290)	(6.1%)
Selling, general and administrative expenses	75,029	60,103	14,926	24.8%
Business interruption insurance recovery	—	(4,594)	4,594	NA
Goodwill impairment	—	13,130	(13,130)	NA
Impairment of long-lived assets	—	35,387	(35,387)	NA
Contract acquisition cost	14,400	—	14,400	NA
Curtailment gain	(5,831)	—	(5,831)	NA
Operating loss	(4,060)	(25,742)	21,682	(84.2%)
Gain on remeasurement of equity investment	—	1,877	(1,877)	NA
Bargain purchase gain	22,243	—	22,243	NA
Interest expense, net	(6,907)	(4,549)	(2,358)	51.8%
Other loss	(2,985)	(2,850)	(135)	4.7%
Income (loss) before benefit from income taxes	8,291	(31,264)	39,555	(126.5%)
Benefit from income taxes	(3,199)	(1,837)	(1,362)	74.1%
Net income (loss)	11,490	(29,427)	40,917	(139.0%)
Income attributable to noncontrolling interest, net of tax	(3,308)	(1,345)	(1,963)	145.9%
Net income (loss) attributable to Globe Specialty Metals, Inc.	$8,182	(30,772)	38,954	(126.6%)

Net Sales:

	Nine Months Ended March 31, 2014			Nine Months Ended March 31, 2013
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$274,778	99,780	$2,754	$328,098	116,070	$2,827
Silicon-based alloys	205,594	102,797	2,000	184,760	85,314	2,166
Silicon metal and silicon-based alloys	480,372	202,577	2,371	512,858	201,384	2,547
Silica fume and other	67,085			63,635
Total net sales	$547,457			$576,493

Net sales decreased $29,036,000 or 5% from the prior year to $547,457,000 primarily as a result of a 7% decrease in average selling prices and a 1% increase in metric tons sold.  The increase in sales volume was driven by a 21% increase in silicon-based alloys tons sold offset by a 14% decrease in silicon metal tons sold, resulting in a decrease of $7,029,000. The decrease in silicon metal tons sold was primarily due to lower sales volume at the Becancour, Canada facility as the sales volume for the nine months ended March 31, 2014 reflects only the ramp up of production at the facility after the lockout ended in December 2013 compared to full production in the prior year period. The increase in silicon-based alloys tons sold was primarily due to increased demand from the steel and automotive industries in North America. Due to the increased demand for silicon-based alloys, we converted a silicon furnace to a ferrosilicon furnace at one of our U.S. plants.

The average selling price of silicon metal decreased 3% and the average selling price of silicon-based alloys decreased 8%.  The decrease in silicon metal pricing was due to lower pricing on existing contracts, including lower pricing on index based contracts compared to the prior period.  The decrease in silicon-based alloys pricing was due to weaker pricing in the marketplace driven by import competition and end-user demand, particularly in Europe.

Other revenue increased $3,450,000 primarily due to an increase in silica fume sales.

Cost of Goods Sold:

The $30,290,000 or 6% decrease in cost of goods sold was a result of a 6% decrease in cost per ton sold.  The decrease in cost per ton sold is primarily due to a shift in mix from higher cost silicon products to lower cost ferrosilicon products and manufacturing cost improvement initiatives.

Gross margin represented approximately 15% of net sales in the first nine months of fiscal year 2014, an increase from 14% of net sales in the first nine months of fiscal year 2013.  This increase was primarily the result of a 6% decrease in cost per ton sold.

Selling, General and Administrative Expenses:

The increase in selling, general and administrative expenses of $14,926,000 or 25% was primarily due to an increase in stock based compensation of approximately $10,462,000 and a $3,208,000 increase in variable based compensation.  The Company also incurred an increase in salaries and wages of $1,196,000.

Contract Acquisition Cost:

During the nine months ended March 31, 2014, the Company acquired a supply arrangement that resulted in a payment of $14,400,000.

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

Bargain Purchase Gain:

On November 21, 2013, we purchased 100% of the outstanding shares of Silicon Technology (Pty) Ltd. (Siltech) for $4,000,000. Siltech is a silicon-based alloy producer in South Africa with an annual production capacity of approximately 45,000 metric tons. The acquisition was made to increase the current silicon-based alloy capacity by approximately 30% and its strategic location will enable us to supplement our existing facility to service the large and improving European, Asian and Middle Eastern markets. Based on the preliminary purchase price allocation, the preliminary fair value of the identifiable net assets acquired of approximately $26,243,000 exceeded the purchase price of $4,000,000, resulting in a gain on bargain purchase of $22,243,000. The initial accounting for the business combination is not complete because the evaluation necessary to assess the fair values of the net assets acquired is still in process. The preliminary purchase price allocation is subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Any changes to the fair value assessments will affect the gain on bargain purchase. Therefore, the final purchase price allocation may differ significantly from what is reflected in these condensed consolidated financial statements.

Gain on Remeasurement of Equity Investment:

In the second quarter of fiscal year 2013, we purchased the remaining 50% interest in an existing equity investment. We recognized a gain on the fair value remeasurement on our existing 50% equity investment.

Interest Expense, Net:

Net interest expense increased $2,358,000 primarily due to the write-off of deferred financing costs of approximately $3,354,000 related to the repayment and cancellation of our previous revolving credit facility in the first quarter of fiscal year 2014.  This increase was offset by a decrease due to an overall decrease in borrowings for the first nine months of fiscal year 2014.

Other loss:

Other loss increased $135,000 primarily due to a foreign exchange loss on holdings of the Argentine peso partially offset by the elimination of a foreign exchange loss resulting from the revaluation of a U.S. dollar loan at a foreign subsidiary in the first nine months of fiscal year 2013.

Income Taxes:

Tax benefit as a percentage of pre-tax income was approximately 38.6% or $3,199,000 and approximately 5.9% or $1,837,000 for the first nine months of fiscal year 2014 and fiscal year 2013, respectively. The change in effective tax rate was a result of losses in the U.S. which generated a greater amount of tax benefits than the tax expense incurred on the income taxed in foreign jurisdictions. In addition, the change in effective tax rate was related to the gain on bargain purchase recorded in connection with the acquisition of Siltech, on which no tax has been provided.

Segment Operations

GMI

	Nine Months Ended
	March 31,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$505,225	535,249	(30,024)	(5.6%)
Cost of goods sold	431,123	456,899	(25,776)	(5.6%)
Selling, general and administrative expenses	24,581	23,880	701	2.9%
Contract acquisition cost	14,400	—	14,400	NA
Curtailment gain	(5,831)	—	(5,831)	NA
Business interruption insurance recovery	—	(4,594)	4,594	NA
Operating income	$40,952	59,064	(18,112)	(30.7%)

Net sales decreased $30,024,000 or 6% from the prior year to $505,225,000.  The decrease was primarily attributable to a 7% decrease in average selling prices. Silicon metal pricing decreased 3% due to lower pricing on existing contracts, including lower pricing on index-based contracts compared to the prior period.  The 8% decrease in silicon-based alloys pricing was due to weaker pricing in the marketplace driven by import competition and end-user demand, particularly in Europe. Silicon metal volume decreased 14% from the prior year due to the unionized employee lockout at the Becancour Canada plant which occurred during the first half of fiscal 2014 as well as a decrease from one of our U.S. plants due to the conversion of a silicon furnace to a ferrosilicon furnace.  Silicon-based alloys volume increased 24% primarily due to demand from the steel and automotive industries and the conversion of a silicon furnace to a ferrosilicon furnace at one of our U.S. plants.

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

Operating income decreased $18,112,000 from the prior year to $40,952,000.  This decrease was primarily due to lower average selling prices for silicon metal and silicon-based alloys and lower silicon metal volume which was offset by an increase in silicon-based alloys volume.  Cost of goods sold decreased 6% while shipments were essentially the same. The decrease in cost per ton sold for the current period is primarily due to a shift in mix from higher cost silicon products to lower cost ferrosilicon products and manufacturing cost improvement initiatives.

Globe Metales

	Nine Months Ended
	March 31,			Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$38,212	37,843	369	1.0%
Cost of goods sold	31,160	32,996	(1,836)	(5.6%)
Selling, general and administrative expenses	2,298	2,011	287	14.3%
Goodwill impairment	—	6,000	(6,000)	NA
Operating income (loss)	$4,754	(3,164)	7,918	(250.3%)

Net sales increased $369,000 or 1% from the prior year to $38,212,000.  This increase was primarily due to an 8% decrease in average selling prices offset by an 8% increase in shipments.

Operating income (loss) increased $7,918,000 to $4,754,000.  The increase was primarily due to the recognition of goodwill impairment of $6,000,000 during the third quarter of fiscal year 2013 and increased volumes and lower input costs due to the devaluation of the Argentine peso.

Solsil

	Nine Months Ended
	March 31,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Cost of goods sold	$32	2,382	(2,350)	(98.7%)
Selling, general and administrative expenses	—	153	(153)	NA
Impairment of long-lived assets	—	18,452	(18,452)	NA
Operating loss	$(32)	(20,987)	20,955	99.8%

Solsil suspended commercial production during fiscal year 2010 as a result of a significant decline in the price of polysilicon and the decline in demand for upgraded metallurgical grade silicon.

Corporate

	Nine Months Ended
	March 31,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$46,977	33,025	13,952	42.2%
Impairment of long-lived assets	—	16,935	(16,935)	NA
Operating loss	$(46,977)	(49,960)	2,983	6.0%

Operating loss decreased $2,983,000 from the prior year to $46,977,000.  Selling, general and administrative expenses increased $13,952,000 year over year primarily due to an increase in stock based compensation of approximately $10,462,000 and a $3,672,000 increase in variable based compensation. These increases were offset by a $16,935,000 impairment of long-lived assets recognized in the first nine months of fiscal year 2013.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balance, cash flows from operations, and unused commitments under our existing credit facilities. At March 31, 2014, our cash and cash equivalents balance was approximately $112,922,000 and we had $207,631,000 available for borrowing under our existing financing arrangements. We generated cash flows from operations totaling $41,216,000 during the nine months ended March 31, 2014.

As of March 31, 2014, the amount of cash and cash equivalents included in the Company’s consolidated cash and cash equivalents that was held by foreign subsidiaries was approximately $41,094,000. If these funds are needed for operations in the U.S., the Company will be required to accrue and pay taxes in the U.S. to repatriate these funds. However, the Company’s intent is to permanently reinvest these funds outside the U.S., and the Company’s current plans do not indicate a need to repatriate them to fund operations in the U.S.

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

Cash Flows

The following table is a summary of consolidated cash flows:

	Nine Months Ended
	March 31,
	2014	2013
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$169,676	178,010
Cash provided by operating activities	41,216	39,757
Cash used in investing activities	(37,659)	(40,825)
Cash used in financing activities	(59,865)	(14,419)
Effect of exchange rate changes on cash and cash equivalents	(446)	(1,522)
Cash and cash equivalents at end of period	$112,922	161,001

Operating Activities:

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions.

Net cash provided by operating activities was $41,216,000 and $39,757,000 during the first nine months of fiscal years 2014 and 2013, respectively. The $1,459,000 increase in net cash provided by operating activities was due to a slight increase in net working capital.

Investing Activities:

Net cash used in investing activities was approximately $37,659,000 and $40,825,000 during the first nine months of fiscal years 2014 and 2013, respectively. The $3,166,000 decrease was mainly attributable to the decrease in capital expenditures due to the timing of scheduled major maintenance and overhauls offset by an increase in purchases of marketable securities.

Financing Activities:

Net cash used in financing activities was approximately $59,865,000 and $14,419,000 during the first nine months of fiscal years 2014 and 2013, respectively.  Net repayments of approximately $14,250,000 of long-term debt occurred during the first nine months of fiscal year 2014, as compared to net borrowings of $10,016,000 in the first nine months of fiscal 2013. The Company used $26,614,000 to repurchase the Company’s common stock during the first nine months of fiscal year 2014.  Dividend payments of $15,915,000 and $23,500,000 were paid to our common stockholders during the first nine months of fiscal year 2014 and 2013, respectively.

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

At March 31, 2014 and June 30, 2013, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

Recently Implemented Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) amended its accounting guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of the guidance were effective as of the beginning of our 2013 fiscal year. Accordingly, we have presented the components of net income (loss) and other comprehensive (loss) income for the three and nine months ended March 31, 2014 and March 31, 2013 as two separate but consecutive statements. In February 2013, the FASB issued guidance that would require an entity to provide enhanced footnote disclosures to explain the effect of reclassification adjustments on other comprehensive income by component and provide tabular disclosure in the footnotes showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. The provisions of the guidance were effective as of the beginning of our 2014 fiscal year. We have adopted this standard during the current fiscal year. The adoption of this standard did not have any material effect on our consolidated financial condition or results of operations during the current periods.

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

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)) as of March 31, 2014. Based upon that evaluation, our Principal Executive Officers and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in “Part I — Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. There have been no material changes in our risks from such description except for:

Bankruptcy of a significant customer could have a material adverse effect on our business, financial condition and results of operations.

Our two largest customers together accounted for approximately 30% and 27% of our consolidated net sales for the three and nine months ended March 31, 2014.  During the three months ended March 31, 2014, our largest customer (Dow Corning) accounted for approximately 19% of our consolidated net sales and our second largest customer (Momentive Performance Materials) accounting for approximately 11% of our consolidated net sales.

On April 13, 2014, Momentive Performance Materials (MPM) filed for reorganization under Chapter 11 of the federal Bankruptcy Code.  There is a risk, as part of the bankruptcy process, that MPM will not pay its accounts payable to us in whole or that its payments to us may be delayed.  This would increase our exposure to losses from bad debts and could have a material adverse effect on our liquidity.  In addition, if MPM were to significantly reduce its business, it could have a material adverse effect on our business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We purchased shares of our common stock in the open market and through block purchases pursuant to a 10b5-1 plan.  The table below sets forth information regarding our purchases of common stock during the quarter ended March 31, 2014:

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
January 1 , 2014 – March 31, 2014	$18.40	1,050,673	$48,370,000

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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) notes to these consolidated financial statements. †

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

             May 12, 2014