Form 10-K
period 2014-06-30
GLOBE SPECIALTY METALS INC
filed 2014-08-29
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-34420
Globe Specialty Metals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2055624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Brickell Ave., Suite 1500
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of August 25, 2014, the registrant had 73,756,066 shares of common stock outstanding. As of December 31, 2013 (the last business day of the Registrant's most recently completed second fiscal quarter), the aggregate market value of such shares held by non-affiliates of the Registrant was approximately $1,165.9 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the 2014 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 - 14 of this Annual Report on Form 10-K as indicated herein.

Globe Specialty Metals, Inc.
Form 10-K
For the Fiscal Year Ended June 30, 2014

TABLE OF CONTENTS
		Page
		No.

PART I
Special Note Regarding Forward-Looking Statements		1
1	Business	2
1A	Risk Factors	8
1B	Unresolved Staff Comments	12
2	Properties	12
3	Legal Proceedings	12
4	Mine Safety Disclosure	12

PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13
6	Selected Financial Data	14
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
7A	Quantitative and Qualitative Disclosures About Market Risk	23
8	Financial Statements and Supplementary Data	23
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	23
9A	Controls and Procedures	23
9B	Other Information	24

PART III
10	Directors, Executive Officers and Corporate Governance	25
11	Executive Compensation	25
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25
13	Certain Relationships and Related Transactions and Director Independence	25
14	Principal Accountant Fees and Services	25

PART IV
15	Exhibits and Financial Statement Schedules	26
	Signatures	28

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

Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, but not limited to:

•	the historic cyclicality of the metals industry and the attendant swings in market price and demand;

•	increases in energy costs and the effect on our cost of production;

•	disruptions in the supply of power;

•	availability of raw materials or transportation;

•	cost of raw material inputs and our ability to pass along those costs to customers;

•	costs associated with labor disputes and stoppages;

•	the concentration of our sales to a limited number of customers and the potential loss of a portion of sales to those customers;

•	our ability to generate sufficient cash to service our indebtedness;

•	integration and development of prior and future acquisitions;

•	our ability to effectively implement strategic initiatives and actions taken to increase sales growth;

•	our ability to compete successfully;

•	availability and cost of maintaining adequate levels of insurance;

•	our ability to protect our trade secrets or maintain our trademarks and other intellectual property;

•	equipment failures, delays in deliveries or catastrophic loss at any of our manufacturing facilities;

•	changes in laws protecting U.S. and Canadian companies from unfair foreign competition or the measures currently in place or expected to be imposed under those laws;

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

Item 1.                 Business

Overview

Globe Specialty Metals, Inc. (GSM, the Company, we, us, or our) is one of the world’s largest and most efficient producers of silicon metal and silicon-based alloys, with approximately 100,000 metric tons (MT) of silicon metal capacity (excluding Dow Corning Corporation’s portion of the capacity of our Alloy, West Virginia and Becancour, Quebec plants) and 175,000 MT of silicon-based alloys capacity. Silicon metal, our principal product, is used as a primary raw material in making silicone compounds, aluminum and polysilicon. Our silicon-based alloys are used as raw materials in making steel, automotive components and ductile iron. We control the supply of most of our raw materials, and we capture, recycle and sell most of the by-products generated in our production processes.

Our products are currently produced in seven principal operating facilities located in the United States, Canada and Argentina, and we hold a currently idled facility in South Africa. Additionally, we operate facilities in Poland and China. Our flexible manufacturing capabilities allow us to optimize production and focus on products that enhance profitability. We also benefit from the lowest average operating costs of any large producer of silicon metal in the world, according to CRU International Limited (CRU), a leading metals industry consultant.

Fiscal 2014 was a year of record shipments and a near-record for net sales as demand for silicon metal and silicon-based alloys continues to improve. Despite our record shipments, we faced a tougher pricing environment due to weakness in the European economy and aggressive import competition in the U.S. market.  As a result, our average selling prices in fiscal 2014 decreased for both silicon metal and silicon-based alloys.  The May 3, 2013 lockout of unionized employees at the Becancour, Canada plant concluded on December 27, 2013 with the ratification of a new collective bargaining agreement.  The Becancour, Canada plant became fully operational in the fourth quarter of fiscal 2014.  We remain committed to pursuing opportunistic acquisitions and on November 21, 2013 completed the acquisition of Silicon Technology (Pty) Ltd. (Siltech), located in South Africa.  This acquisition increases the Company’s current silicon-based alloy capacity by approximately 30% and will facilitate access to the large and improving European, Asian and Middle Eastern markets.  We also continue to realize the benefits of maintenance outages taken in fiscal 2013 as our cost per pound decreased in fiscal 2014 compared to fiscal 2013.

Average selling prices decreased 6% from the prior year, with a 2% decrease in silicon metal and a 7% decrease in silicon-based alloys. Average selling prices declined as our annual 2014 silicon contracts renewed at lower prices than 2013 and 2012 calendar year annual contracts. Volumes increased 5% year over year, driven by a 22% increase in silicon-based alloys tons sold offset by a 9% decrease in silicon metal tons sold.  We experienced a decline in silicon metal tons sold due to the labor dispute at our Becancour, Canada plant.    Silicon-based alloys prices decreased primarily as a result of aggressive pricing of ferrosilicon imports, primarily from Russia and Venezuela.

Demand for silicon metal is improving based on end user demand for silicones, which are additives to hundreds of products such as cosmetics, textiles, paints and coatings, and growing demand for polysilicon, which is used to produce photovoltaic (solar) cells and semiconductors.  Demand for silicon-based alloys is largely driven by the end user requirements of steel producers and iron foundries.

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

Corporate

The corporate office, located in Miami, Florida, includes general expenses, investments, and related investment income.

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

Silicon Technology (Pty) Ltd. (Siltech). Siltech is a silicon-based alloy producer with a facility located in the village of Ballengeich, South Africa. The facility is currently idled. We intend to restart operations at the facility in the second half of calendar year 2014.

See our June 30, 2014 consolidated financial statements for financial information with respect to our segments.

Products and Operations

The following chart shows the location of our primary facilities, the products produced at each facility and each facility’s production capacity.

NORTH AMERICA

1 **Alden Resources Corbin, KY**
Specialty Grade Coal & Preparation plant

2 **Alloy, WV**
Silicon metal / 68,000 tons - JV
Globe 51% or 34,700 tons
Dow Corning 49% or 33,300 tons

3 **Aurora, IN**
Fluorspar

4 **Becancour, Canada**
Silicon metal / 47,000 tons – JV
Globe 51% or 24,000
Dow Corning 49% or 23,000

5 **Beverly, OH**
Silicon-based alloys / 64,000 tons

6 **Bridgeport, AL**
Silicon-based alloys / 42,000 tons

7 **Niagara Falls, NY**
Silicon metal / 27,000 tons

8 **Selma, AL**
Silicon metal / 25,000 tons

REST OF THE WORLD

9 **Mendoza, Argentina**
Silicon-based alloys / 26,000 tons

10 **New Castle, South Africa**
Silicon-based alloys / 45,000 tons

11 **Ningxia Hui, China ("Yonvey")**
Carbon electrodes / 10,000 tons

12 **Police, Poland**
Cored wire / 8 million meters

13 **San Luis, Argentina**
Cored wire / 24 million meters

PRODUCT

- Silicon Metal
- Silicon Alloys
- Cored Wire
- Electrodes
- Coal & Prep Plant
- Fluorspar

NORTH AMERICA – DETAIL
4
7
3
5
2
1
6
8

REST OF THE WORLD
12
11
10
13
9

Customers and Markets

The following table details our shipments and average selling price per MT over the last eight quarters through June 30, 2014. See note 22 (Operating Segments) to our June 30, 2014 consolidated financial statements for additional information.

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
	2014	2014	2013	2013	2013	2013	2012	2012
Shipments (MT) (a)
Silicon metal	36,884	36,530	31,631	31,619	34,299	40,310	35,273	40,487
Silicon-based alloys	38,530	37,396	34,985	30,416	30,452	29,072	26,699	29,543
Total	75,414	73,926	66,616	62,035	64,751	69,382	61,972	70,030

Average selling price ($/MT) (a)
Silicon metal	$2,797	2,791	2,766	2,699	2,754	2,793	2,908	2,789
Silicon-based alloys	$2,009	2,001	1,983	2,019	2,086	2,069	2,152	2,273
Silicon metal and silicon-based alloys	$2,395	2,391	2,355	2,365	2,440	2,490	2,582	2,571
___________
(a)	Shipments and average selling price exclude coal, silica fume, other by-products and electrodes.

During the year ended June 30, 2014, our customers engaged primarily in the manufacture of silicone chemicals and polysilicon (31% of revenue), foundry alloys (19% of revenue), aluminum (17% of revenue) and steel (18% of revenue). Our customer base is geographically diverse, and includes North America, Europe, Asia and South America, which for the year ended June 30, 2014, represented 89%, 7%, 1% and 4% of our revenue, respectively.

For the year ended June 30, 2014, one customer accounted for more than 10% of revenues: Dow Corning, represented approximately 18% of revenues (approximately 75% of which was a result of the manufacturing joint ventures at our Alloy, West Virginia and Becancour, Quebec plants). Our ten largest customers account for approximately 48% of our revenue. These percentages include sales made under our joint venture agreements to Dow Corning.

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

We market to primary and secondary aluminum producers who require silicon metal with certain purity requirements for use as an alloy, as well as to the secondary aluminum industry where specifications are not as stringent. Aluminum is used to manufacture a variety of automobile and truck components, including engine pistons, housings, and cast aluminum wheels and trim, as well as uses in high tension electrical wire, aircraft parts, beverage containers and other products which require optimal aluminum properties. The addition of silicon metal reduces shrinkage and the hot cracking tendencies of cast aluminum and improves the castability, hardness, corrosion resistance, tensile strength, wear resistance and weldability of the end products.

Purity and quality control are important. For instance, the presence of iron in aluminum alloys, in even small quantities, tends to reduce its beneficial mechanical properties as well as reduce its lustrous appearance, an important consideration when producing alloys for aluminum wheels. We have the ability to produce silicon metal with especially low iron content as a result of our precisely controlled production processes and use of metallurgical grade coal.

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

We market to producers of polysilicon and solar cells who utilize silicon metal as the core ingredient of their product. These manufacturers employ processes to further purify the silicon metal and then use the material to grow crystals. These crystals are then cut into wafers, which are capable of converting sunlight to electricity. The individual wafers are then soldered together to make solar cells.

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

Calcium silicon is widely used to improve the quality, castability and machinability of steel. Calcium is a powerful modifier of oxides and sulfides. It improves the castability of the steel in a continuous casting process by keeping nozzles from clogging. Calcium also improves the machinability of steel, increasing the life of cutting tools.

By-Products

We capture, recycle and sell most of the by-products generated in our production processes. The largest volume by-product not recycled into the manufacturing process is silica fume. This dust-like material, collected in our air filtration systems, is sold to end users or to companies that process, package and market it for use as a concrete additive, refractory material or oil well conditioner. The other major by-products of our manufacturing processes are “fines,” the fine material resulting from crushing, and dross, which results from the purification process during smelting. The fines and dross that are not recycled into our own production processes are generally sold to customers who utilize these products in other manufacturing processes, including steel production.

Raw Material Supply

We control the supply of most of our raw materials. All of our products require coal or charcoal, quartzite, woodchips and electrodes in their manufacture. Alden Resources provides a stable and long-term supply of low ash metallurgical grade coal supplying a substantial portion of our requirements to our operations in the U.S. and Canada. We have reduced our use of charcoal because of the increased coal supply from Alden Resources. We also obtain low ash metallurgical grade coal from other sources in the U.S. We use charcoal from South American suppliers for our Argentine operations. We have quartzite mining operations located in Billingsley, Alabama and Saint-Urbain, Québec. These mines supply our U.S. operations with a substantial portion of our requirements for quartzite, the principal raw material used in the manufacturing of all of our products. We believe that these mines, together with additional leasing opportunities in the vicinity, should cover our needs well into the future. We also obtain quartzite from other sources in the U.S. The quartzite is mined, washed and screened to our specifications by our suppliers. Woodchips are sourced locally by each plant, and we maintain a wood chipping operation at certain plants in the U.S and Canada, which allows us to either buy logs or chips based on market pricing and availability. Carbon electrodes are supplied by Yonvey and are also purchased from several other suppliers on annual contracts and spot purchases. Most of our metal purchases are made on the spot market or from scrap dealers, with the exception of magnesium, which is purchased under a fixed duration contract for our U.S. business. Our principal iron source for producing ferrosilicon-based alloys has been scrap steel. Magnesium and other additives are obtained from a variety of sources producing or dealing in these products. We also obtain raw materials from a variety of other sources. Rail and truck are our principal transportation methods for gravel and coal. We have rail spurs at all of our plants. Other materials arrive primarily by truck. We require our suppliers, whenever feasible, to use statistical process control procedures in their production processes to conform to our own processes.

We enter into long-term electric power supply contracts. Our power supply contracts result in stable, favorably priced, long-term commitments of power at reasonable rates, and we believe that most of our long-term power supply contracts provide us with a cost advantage. In West Virginia, we have a contract with Brookfield Energy to provide approximately 45% of our power needs, from a dedicated hydroelectric facility, at a fixed rate through December 2021. The remainder of our power needs in West Virginia, Ohio and Alabama are sourced through contracts that provide tariff rates at historically competitive levels. In connection with the reopening of our Niagara Falls, New York plant, and as an incentive to reopen the plant, we obtained a public-sector package including 40 megawatts of hydropower through 2013, which was subsequently extended to 2020. We have entered into power hedge agreements, the most recent of which ended in June 2013, for approximately 20% of the total power required by our Niagara Falls, New York plant.

Mining Information

The following table provides a summary of our coal operations as of June 30, 2014:

	Proven	Annual	Mining	Mining	Btu content
(Thousands of net tons)	Reserves	Production	Capacity	Method	per pound
Elliott Branch	499	36	100	Surface	14,000
Lick Fork	492	120	120	Surface	14,000
Maple Creek	258	48	50	Surface	14,000
Bain Branch No. 3	3,537	96	150	Underground	14,000
Engle Hollow	246	24	24	Underground	14,000
Harpes Creek 4A	1,199	96	100	Underground	14,000
Total	6,231	420	544

Net sales for the twelve months ended June 30:

	2014		2013
	$ (in 000s)	MT	$ (in 000s)	MT
External Net Sales*	$16,957	178,218	$18,683	170,576
Internal Net Sales	60,103	201,386	50,201	186,695
Total Net Sales	$77,060	379,604	68,884	357,271

*Includes by-products and other

As of June 30, 2014, we had six active coal mines (three surface mines and three underground mines), located in Kentucky. We also had three inactive permitted coal mines available for extraction located in Kentucky and Tennessee. All of our coal mines are leased and the remaining term of the leases range from 2 to 40 years. The majority of the coal production is consumed internally in the production of silicon metal and silicon-based alloys. Reserves are defined by SEC Industry Standard Guide 7 as a mineral deposit that could be economically and legally extracted and produced at the time of the reserve determination. The estimate of proven and probable reserves is of recoverable tons, which represents the tons of product that can be used internally or delivered to the customer.  At June 30, 2014, we estimate our proven and probable reserves to be approximately 16,600,000 tons with an average permitted life of approximately 37 years at present operating levels. Present operating levels are determined based on a three-year annual average production rate. Reserve estimates were made by our geologists, engineers and third parties based primarily on drilling studies performed. These estimates are reviewed and reassessed from time to time. Reserve estimates are based on various assumptions, and any material changes in these assumptions could have a material impact on the accuracy of our reserve estimates.

The average mining recovery rate is approximately 60%.

We currently have two coal processing facilities, one of which is inactive. The active facility processes approximately 720,000 tons of coal annually, with a capacity of 2,500,000 tons. The average coal processing recovery rate is approximately is 75%.

Sales and Marketing Activities

Our silicon metal and silicon-based alloys are sold to a diverse base of customers worldwide. Our products are typically sold on annual and quarterly contracts, with some capacity for spot sales. These contracts are fixed price or priced based on index, generally with firm volume commitments from the customers.

Our marketing strategy is to maximize profitability by varying the balance of our product mix among the various silicon-based alloys and silicon metal. Our products are sold directly by our own sales staff located in Buenos Aires, Argentina, Police, Poland, and at various locations in the United States and Canada, who work together to optimize the sales efforts.

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

Competition

The silicon metal and silicon-based alloy markets are capital intensive and competitive. Our primary competitors are Elkem AS, owned by China National Bluestar Group Co. Ltd., and Grupo FerroAtlantica, S.A. In addition, we also face competition from other companies, such as, Rima Industrial SA and Ligas de Alumino SA, as well as producers in China and the former republics of the Soviet Union. We have historically proven to be a highly efficient, low cost producer, with competitive pricing and manufacturing processes that capture most of our production by-products for reuse or resale. We also have the flexibility to adapt to current market demands by switching certain furnaces between silicon-based alloy and silicon metal production with economical switching costs. We face continual threats from existing and new competition. Nonetheless, certain factors can affect the ability of competition to enter or expand. These factors include (i) lead time of three to five years to obtain the necessary governmental approvals and construction completion; (ii) construction costs; (iii) the need to situate a manufacturing facility proximate to raw material sources, and (iv) energy supply for manufacturing purposes.

Competitive Strengths

We believe that we possess a number of competitive strengths that position us well to continue as one of the leading global suppliers of silicon metal and silicon-based alloys.

•
Leading Market Positions.   We hold leading market shares in our primary geography, North America, and in a majority of our products. According to data from CRU, we believe our silicon metal capacity of approximately 100,000 MT annually (excluding Dow Corning’s portion of the capacity of our Alloy, West Virginia and Becancour, Quebec plants), represents approximately 15% of the total merchant Western World capacity, including approximately 56% of total capacity and 100% of merchant capacity in North America. We estimate that we have approximately 20% total Western World capacity for magnesium ferrosilicon, including 50% capacity in North America, and are one of only six suppliers of calcium silicon in the Western World (with estimated 18% of total Western World capacity).

•
Low Cost Producer.  We are the lowest cost large silicon metal producer in the world. Our low operating costs are primarily a result of our access to attractively priced power, proximity to, and ownership of, raw materials, and our efficient production process and skilled labor.

•
Highly Variable Cost Structure.   We operate with a largely variable cost of production and have the ability to rapidly turn furnaces on and off to react to changes in customer demand.  During global economic recession, we are able to quickly idle certain furnaces as demand declined and then quickly re-start them at minimal cost as demand returned.

•
Long-Term Power Contracts.   Electricity is the largest component of our production costs. Electricity accounted for approximately 21% of our total cost of production for the fiscal year 2014. Our power supply contracts result in stable, favorably priced, long-term commitments of power at reasonable rates.

•
Vertically Integrated Business Model. To further enhance our cost position and increase operational and financial stability, we have increased our vertical integration over time through strategic acquisitions of providers of our principal raw materials. We now have captive sources for a majority of our raw material inputs on a cost basis, including each of our three primary inputs: Coal, woodchips and quartz, each in close proximity to our production facilities. Through our acquisition of Alden Resources, we are the only significant North American supplier of specialty low ash metallurgical coal which is used in the production of silicon metal and silicon-based alloys. We believe that the only other available alternatives for low ash metallurgical coal are charcoal, which is more expensive, and Colombian coal, which is less reactive with quartz, not as pure, requires additional handling and is more costly to ship to North American production facilities. We believe our integrated business model and ownership of raw materials provides us with an advantage over our competitors. We have stable, long-term access to critical raw materials for our production processes and do not have to compete with our competitors for supply. We also supply low ash metallurgical coal to our competitors. In addition, we are not reliant on any single supplier for our raw materials providing our business model with stability.

•	Efficient and Environmentally Sensitive By-Product Usage. We utilize or sell most of our manufacturing processes’ by-products, which reduces costs and limits environmental impact.

•
Diverse Customers and End Markets.   Our wide range of customers, products, and end markets provides significant diversity and stability to our business. Our products are used in a wide range of end products spanning a broad variety of industries, including personal care and healthcare products, aluminum, automobiles, carbon and stainless steel, water pipe, solar, semiconductor, oil and gas, infrastructure and construction. We are also diversified geographically and sell our products to customers in over 30 countries. While our largest customer concentration is in the United States, we also have customers in Europe and South America. Although some of our end markets have similar growth drivers, others are less correlated and offer diversification benefits. We have the flexibility to adapt to current market demands by switching furnaces between silicon-based alloys and silicon metal production with low switching costs. This allows us to capitalize on our diversity and serve markets with the largest growth prospects. We have considerable diversification of customers across our primary end-markets. While our largest end-market is silicones, there is significant diversity within the silicones sector. Silicone chemicals are included in applications across a variety of industries, including healthcare, personal care, paints and coatings, sealants and adhesives, construction, electronics, transportation sectors, sports and fashion. Similarly, within each of our other primary end-markets, we observe considerable diversity in the end-use of our product. We believe that the variety of industries which our product ultimately serves results in revenue stability and insulation from significant changes in demand or product pricing within any particular industry.

•
Experienced, Highly Qualified Management Team.   We have assembled a highly qualified management team with over 50 years of combined experience in the metals industry among our top two executives, Alan Kestenbaum, our Executive Chairman, and Jeff Bradley, our Chief Executive Officer and Chief Operating Officer. Alan Kestenbaum has over 25 years of experience in metals trading, distribution, finance and manufacturing, including as the founder of leading international metals trader Marco International. Jeff Bradley was formerly the CEO of Claymont Steel before joining GSM in 2008. Joe Ragan, our CFO, brings significant experience as the CFO of Boart Longyear, with over 10 years of experience in the metals and manufacturing industry. Our Chief Legal Officer, Stephen Lebowitz, brings deep private practice and in-house experience, spending seven years as part of BP plc’s in-house legal department prior to joining GSM. We believe that our management team has operational and technical skills to continue to operate our business at world class levels of efficiency and to consistently produce silicon metal and silicon-based alloys at the lowest costs. Additionally, our Board of Directors, led by Alan Kestenbaum, is comprised of six seasoned executives with strong management, metals, finance and international experience.

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

•
Focus on financial metrics and conservative balance sheet. Reported and Adjusted EBITDA are pertinent non-GAAP financial metrics we utilize to measure our success and are included in our quarterly press releases. These financial metrics are used to provide supplemental measures of our performance which we believe are important because they eliminate items that have less bearing on our current and future operating performance and highlights trends in our core business that may not otherwise be apparent when relying solely on GAAP financial measures. Reconciliations of these measures to the comparable GAAP financial measures are provided elsewhere in this report.

	Twelve Months
	FY 2014	FY 2013
	(Dollars in thousands)
Net income (loss)	$18,611	(19,809)
Provision for income taxes	7,705	2,734
Net interest expense	7,955	6,067
Depreciation, depletion, amortization and accretion	45,228	46,888
Reported EBITDA	$79,499	35,880

	Twelve Months
	FY 2014	FY 2013
	(Dollars in thousands)
Reported EBITDA	$79,499	35,880
Transaction and due diligence expenses	1,081	3,374
Remeasurement of stock option liability	27,042	13,968
Siltech start-up costs	1,583	—
Contract acquisition cost	16,000	—
Quebec Silicon lockout costs	6,645	1,400
Quebec Silicon curtailment gain	(5,831)	—
Remeasurement/true-up of equity compensation	200	—
Business interruption	2,454	(4,325)
Bonus payments	3,885	—
Bargain purchase gain	(22,243)	—
Gain on remeasurement of equity investment	—	(1,655)
Goodwill impairment	—	13,130
Impairment of assets	—	37,309
Adjusted EBITDA	$110,315	99,081

Reported and Adjusted EBITDA have limitations as analytical tools, and you should not rely upon them or consider them in isolation or as a substitute for GAAP measures, such as net income and other consolidated income or other cash flows statement data prepared in accordance with GAAP. In addition, these non-GAAP measures may not be comparable to other similarly titled measures of other companies. Because of these limitations, Reported and Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business.

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

•
Leverage Flexible Manufacturing and Expand Other Lines of Business.   We plan to leverage our flexible manufacturing capabilities to optimize the product mix produced while expanding the products we offer. Additionally, we intend to leverage our broad geographic manufacturing reach to ensure that production of specific metals is in the most appropriate facility/region. In addition to our principal silicon metal products, we have the capability to produce silicon-based alloys, such as silicomanganese, using the same facilities. Our business philosophy is to allocate our furnace capacity to the products which we expect will maximize profitability.

Employees

As of June 30, 2014, we had 1,569 employees. We have 1,059 employees in the United States, 166 employees in Canada, 148 employees in Argentina, 70 employees in South Africa, 29 employees in Poland and 97 employees in China. Our total employees consist of 541 salaried employees and 1,028 hourly employees.  We are a party to several collective bargaining agreements. We believe that relations with our employees are satisfactory.

Our hourly employees at our Selma, Alabama facility are covered by a collective bargaining agreement with the Industrial Division of the Communications Workers of America, under a contract running through April 2, 2017. Our hourly employees at our Alloy, West Virginia, Niagara Falls, New York and Bridgeport, Alabama facilities are covered by collective bargaining agreements with The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union under contracts running through April 27, 2017, July 30, 2017, and March 31, 2015, respectively. Union employees in Argentina are working under a contract running through April 30, 2015. Our operations in Poland and China are not unionized. Our union employees in Canada work at the Bécancour, Québec, plant and are covered by a Union Certification held by the Communications, Energy and Paper Workers Union of Canada (“CEP”), Local 184.  The corresponding collective bargaining agreement at our Bécancour facility expired on April 30, 2013 and by effect of a “bridging clause” continued to apply until the union or the Company exercised its right to strike a lockout. We exercised such a right and declared a lockout on May 3, 2013. The lockout remained in effect until December 27, 2013. The CEP, Local 184 and the Company continued bargaining throughout this period with the assistance of a conciliator appointed by the Ministry of Labour. On December 21, 2013, the parties reached an agreement in principle on the new terms of a collective agreement which was put to a ratification vote of the union membership on December 27, 2013. The proposed collective agreement was ratified with a vote of 76%. The collective agreement was executed by the parties on January 3, 2014 with retroactive effect to January 1, 2014. The lockout was lifted by the Company upon the date of ratification of the collective agreement. On January 3, 2014, the plant began to normalize operations, according to the terms of a back-to-work protocol agreed to by the parties. Since that time, the new collective agreement has been in place and will run through April 30, 2017.

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

The Patient Protection and Affordable Care Act (PPACA), which was implemented in 2010, made two changes to the Federal Black Lung Benefits Act. First, it provided changes to the legal criteria used to assess and award claims by creating a legal presumption that miners are entitled to benefits if they have worked at least 15 years in underground coal mines, or in similar conditions, and suffer from a totally disabling lung disease. To rebut this presumption, a coal company would have to prove that a miner did not have black lung or that the disease was not caused by the miner's work. Second, it changed the law so black lung benefits will continue to be paid to dependent survivors when the miner passes away, regardless of the cause of the miner's death. In addition to the federal legislation, we are also liable under various state statutes for black lung claims. Based on currently available information, we do not believe that any costs or liabilities relating to such matters will have a material adverse effect on our financial condition, results of operations or liquidity.

Other Information

Globe Specialty Metals, Inc. was incorporated in December 2004 pursuant to the laws of the State of Delaware under the name “International Metal Enterprises, Inc.” for the initial purpose to serve as a vehicle for the acquisition of companies operating in the metals and mining industries. In November 2006, we changed our name to “Globe Specialty Metals, Inc.”

Our internet website address is www.glbsm.com. Copies of the following reports are available free of charge through the internet website, as soon as reasonably practicable after they have been electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended: the Annual Report on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; any amendments to such reports; and proxy statements. Information on the website does not constitute part of this or any other report filed with or furnished to the SEC. The public may read and copy any materials we have filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy and information statements, and our other SEC filings. The address of the SEC's web site is www.sec.gov.

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

Electricity is one of our largest production cost components, comprising approximately 21% of cost of goods sold. The level of power consumption of our submerged electric arc furnaces is highly dependent on which products are being produced and typically fall in the following ranges: (i) silicon-based alloys require between 3.5 and 8 megawatt hours to produce one MT of product and (ii) silicon metal requires approximately 11 megawatt hours to produce one MT of product. Accordingly, consistent access to low cost, reliable sources of electricity is essential to our business.

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

In the year ended June 30, 2014, we made approximately 48% of our consolidated net sales to our top ten customers and approximately 27% to our two top customers (10%, excluding sales made under our joint venture agreements with Dow Corning). We expect that we will continue to derive a significant portion of our business from sales to these customers. If we were to experience a significant reduction in the amount of sales we make to some or all of these customers and could not replace these sales with sales to other customers, it could have a material adverse effect on our revenues and profits.

On April 13, 2014, one of our customers, Momentive Performance Materials (“MPM”), filed for reorganization under Chapter 11 of the federal Bankruptcy Code.  There is a risk, as part of the bankruptcy process, that MPM will not pay its accounts payable to us in whole or that its payments to us may be delayed.  This would increase our exposure to losses from bad debts and could have a material adverse effect on our liquidity.  In addition, if MPM were to significantly reduce its business, it could have a material adverse effect on our business, financial condition and results of operations.

Our U.S.-based businesses benefit from U.S. antidumping duties and laws that protect U.S. companies by taxing unfairly traded imports from foreign companies. If these duties or laws change, foreign companies will be able to compete more effectively with us. Conversely, our foreign operations may be adversely affected by these U.S. duties and laws.

Antidumping duties are currently in place in the United States covering silicon metal imports from China and Russia. In addition, antidumping and countervailing duties are in place in Canada covering imports of Chinese silicon metal into that country. Antidumping orders normally benefit domestic producers by reducing the volume of unfairly traded imports and increasing market prices and sales of the domestic product. In the United States, rates of duty can change as a result of “administrative reviews” of antidumping orders. These orders can also be revoked as a result of periodic “sunset reviews,” which determine whether the orders will continue to apply to imports from particular countries. Antidumping and countervailing duties in Canada also are subject to periodic reviews. A sunset review of the U.S. order covering imports from China completed in 2012 resulted in that order remaining in place for an additional five years. However, the current orders may not remain in effect and continue to be enforced from year to year, the goods and countries now covered by antidumping and countervailing duty orders may no longer be covered, and duties may not continue to be assessed at the same rates. Changes in any of these factors could adversely affect our business and profitability. Finally, at times, in filing trade actions, we find ourselves acting against the interests of our customers. Some of our customers may not continue to do business with us because of our having filed a trade action. Antidumping and countervailing duty rules may, conversely, also adversely impact our foreign operations.

We may be unable to successfully integrate and develop our prior and future acquisitions.

We acquired six private companies between November 2006 and June 2011, entered into business combinations in May 2008 and November 2013, and entered into joint venture agreements in November 2009 and June 2012. In addition, we purchased the remaining 50% interest in an existing equity investment to become the sole owner in December 2012. We expect to acquire additional companies in the future. Integration of our prior and future acquisitions with our existing business is a complex, time-consuming and costly process requiring the employment of additional personnel, including key management and accounting personnel. Additionally, the integration of these acquisitions with our existing business may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Unanticipated problems, delays, costs or liabilities may also be encountered in the development of these acquisitions. Failure to successfully and fully integrate and develop these businesses and operations may have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficulties of combining the acquired operations include, among other things:

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

In addition, we may not realize all of the anticipated benefits from any prior and future acquisitions, such as increased earnings, cost savings and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher than expected acquisition and operating costs, unknown liabilities, inaccurate reserve estimates and fluctuations in markets. If these benefits do not meet the expectations of financial or industry analysts, the market price of our shares may decline.

We are subject to the risk of union disputes and work stoppages at our facilities, which could have a material adverse effect on our business.

Our hourly employees at our Selma, Alabama facility are covered by a collective bargaining agreement with the Industrial Division of the Communications Workers of America, under a contract running through April 2, 2017. Our hourly employees at our Alloy, West Virginia, Niagara Falls, New York and Bridgeport, Alabama facilities are covered by collective bargaining agreements with The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union under contracts running through April 27, 2017, July 30, 2017, and March 31, 2015, respectively. Our union employees in Argentina are working under a contract running through April 30, 2015. Our union employees in Canada work at the Bécancour, Québec, plant and are covered by a Union Certification held by the Communications, Energy and Paper Workers Union of Canada (“CEP”), Local 184.  The corresponding collective bargaining agreement at our Bécancour facility expired on April 30, 2013 and by effect of a “bridging clause” continued to apply until the union or the Company exercised its right to strike a lockout. We exercised such a right and declared a lockout on May 3, 2013. The lockout remained in effect until December 27, 2013. The CEP, Local 184 and the Company continued bargaining throughout this period with the assistance of a conciliator appointed by the Ministry of Labour. On December 21, 2013, the parties reached an agreement in principle on the new terms of a collective agreement which was put to a ratification vote of the union membership on December 27, 2013. The proposed collective agreement was ratified with a vote of 76%. The collective agreement was executed by the parties on January 3, 2014 with retroactive effect to January 1, 2014. The lockout was lifted by the Company upon the date of ratification of the collective agreement. On January 3, 2014, the plant began to normalize operations, according to the terms of a back-to-work protocol agreed to by the parties. Since that time, the new collective agreement has been in place and will run through April 30, 2017.

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

We are dependent on key personnel.

Our operations depend to a significant degree on the continued employment of our core senior management team. In particular, we are dependent on the skills, knowledge and experience of Alan Kestenbaum, our Executive Chairman, Jeff Bradley, our Chief Executive Officer and Chief Operating Officer, Joseph Ragan, our Chief Financial Officer, and Stephen Lebowitz, our Chief Legal Officer. If these employees are unable to continue in their respective roles, or if we are unable to attract and retain other skilled employees, our results of operations and financial condition could be adversely affected. We currently have employment agreements with Alan Kestenbaum, Jeff Bradley, Joseph Ragan and Stephen Lebowitz, each of which contains non-compete provisions. Such provisions may not be enforceable by us. Additionally, we are substantially dependent upon key personnel in our financial and information technology staff that enables us to meet our regulatory, contractual and financial reporting obligations, including reporting requirements under our credit facilities.

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

Our facilities are able to manufacture, collectively, approximately 100,000 MT of silicon metal (excluding Dow Corning’s portion of the capacity of our Alloy, West Virginia and Becancour, Quebec plants) and 175,000 MT of silicon-based alloys on an annual basis. Our ability to increase production and revenues will depend on expanding existing facilities or opening new ones. Increasing capacity is difficult because:

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

We entered into credit facilities that contain covenants that at certain levels, among other things, restrict our ability to sell assets; incur, repay or refinance indebtedness; create liens; make investments; engage in mergers or acquisitions; pay dividends, including to us; repurchase stock; or make capital expenditures. These credit facilities also require compliance with specified financial covenants, including minimum interest coverage and maximum leverage ratios. We cannot borrow under the credit facilities if the additional borrowings would cause a breach to the financial covenants. Further, a significant portion of our assets are pledged to secure the indebtedness.

Our ability to comply with the applicable covenants may be affected by events beyond our control. The breach of any of the covenants contained in the credit facilities, unless waived, would be a default. This would permit the lenders to terminate their commitments to extend credit under, and accelerate the maturity of, the facility. The acceleration of debt could have a material adverse effect on our financial condition and liquidity. If we were unable to repay our debt to the lenders and holders or otherwise obtain a waiver from the lenders and holders, the lenders and holders could proceed against the collateral securing the credit facilities and exercise all other rights available to them. We may not have sufficient funds to make these accelerated payments and may not be able to obtain any such waiver on acceptable terms or at all.

The issuance of dividends may or may not occur in the foreseeable future

The decision to pay dividends is at the discretion of our Board of Directors and depends on our financial condition, results of operations, capital requirements, financial covenants and other factors that our Board of Directors deems relevant. In the future, we intend to continue to consider declaring dividends on an annual basis, subject to reviewing our earnings and then current circumstances, but there is no guarantee that we will continue to issue dividends.

Our insurance costs may increase, and we may experience additional exclusions and limitations on coverage in the future.

We have maintained various forms of insurance, including insurance covering claims related to our properties and risks associated with our operations. Our existing property and liability insurance coverage contains exclusions and limitations on coverage. From time-to-time, in connection with renewals of insurance, we have experienced additional exclusions and limitations on coverage, larger self-insured retentions and deductibles and significantly higher premiums. For example, as a result of the fire at our facility in Bridgeport, Alabama, our business interruption insurance premium has increased significantly. As a result, in the future, our insurance coverage may not cover claims to the extent that it has in the past and the costs that we incur to procure insurance may increase significantly, either of which could have an adverse effect on our results of operations.

We have operations and assets in the U.S., Argentina, Canada, South Africa, China and Poland, and may have operations and assets in other countries in the future. Our international operations and assets may be subject to various economic, social and governmental risks.

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

Exchange controls and restrictions on transfers abroad and capital inflow restrictions have limited, and can be expected to continue to limit, the availability of international credit. Argentina continues to impose exchange controls and transfer restrictions substantially limiting the ability of companies to buy foreign currency and to make dividends payments abroad. In response to capital flight and important losses of foreign currency reserves at the Central Bank, Argentina has imposed stringent import controls and restrictions, which are affecting the ability of many firms to adequately obtain raw materials and parts for their production. On July 30, 2014, Argentina entered into a selective default of its restructured debt. These recent events and additional controls could have a negative effect on the economy and our Argentine business if imposed in an economic environment where access to local capital is substantially constrained. Moreover, in such event, restrictions on the transfers of funds abroad may impede our ability to receive more dividend payments from our Argentine subsidiaries.

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

To the best of our knowledge, our four largest stockholders, including our Executive Chairman, together beneficially own approximately 41% of our outstanding common stock. Consequently, these stockholders have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.

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

We believe our facilities are suitable and adequate for our business and current production requirements. The following tables describe our primary office space, manufacturing facilities and mining properties:

		Square Footage	Number of		Business
Location of Facility	Purpose		Furnaces	Own/Lease	Segment Served

Miami, Florida	Office	6,314	—		Corporate
New York, New York	Office	13,958	—	Lease	Corporate
Beverly, Ohio	Manufacturing and other	273,377	5 *	Own	GMI
Selma, Alabama	Manufacturing and other	126,207	2	Own	GMI
Alloy, West Virginia	Manufacturing and other	1,063,032	5	Own	GMI
Niagara Falls, New York	Manufacturing and other	227,732	2	Own	GMI
Bridgeport, Alabama	Manufacturing and other	155,100	1	Own	GMI
Nevisdale, Kentucky	Manufacturing and other	723,096	—	Own	GMI
Becancour, Canada	Manufacturing and other	365,887	3	Own	GMI
Mendoza, Argentina	Manufacturing and other	138,500	2	Own	Globe Metales
San Luis, Argentina	Manufacturing and other	59,200	—	Own	Globe Metales
Police, Poland	Manufacturing and other	43,951	—	Own	Other
Newcastle, South Africa	Manufacturing and other	395,100	—	**	Other
Shizuishan, China	Manufacturing and other	227,192	—	**	Other
              __________________________

*	Excludes Solsil’s seven smaller furnaces used to produce UMG for solar cell applications.

**	We own the long-term land use rights for the land on which this facility is located. We own the building and equipment forming part of this facility.

Business
Location of Mines	Product	Own/Lease	Segment Served

Alabama	Quartzite	Lease	GMI
Kentucky, Alabama and Tennessee	Coal	Lease	GMI

Item 3.	Legal Proceedings

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

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal year 2014 price range per common share	$18.42 – 21.97	16.80 – 22.00	15.21 – 18.37	10.80 – 15.69
Fiscal year 2013 price range per common share	10.57 – 13.97	13.85 – 15.95	13.07 – 15.95	12.10 – 17.23

Holders

As of August 25, 2014, there were approximately 18 holders of record of our common stock. The number of record holders does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Dividends and Dividend Policy

On August 19, 2014, our Board of Directors approved an annual dividend per common share of $0.30.

On August 20, 2013, our Board of Directors approved an annual dividend per common share of $0.275, payable quarterly in September 2013, December 2013, March 2014 and June 2014. On February 10, 2014, the Company’s Board of Directors approved an increase to the annual dividend to $0.30 per common share, payable quarterly in March 2014, June 2014, September 2014, and December 2014.

On August 17, 2012, our Board of Directors approved an annual dividend of $0.25 per common share, payable quarterly in September 2012, December 2012, March 2013 and June 2013. The Board of Directors approved an accelerated payment of the remaining annual quarterly dividends, and thus a dividend of $0.125 per share was paid in December 2012. On February 4, 2013, the Company’s Board of Directors approved a dividend of $0.0625 per common share, which was paid in March 2013.

The table presented below represents the dividends declared per common share during each quarter of the last two fiscal years.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal year 2014 dividends declared per common share	$0.075	0.075	0.069	0.069
Fiscal year 2013 dividends declared per common share	0.063	0.063	0.125	0.063

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

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

We purchase shares of our common stock in the open market and through block purchases pursuant to a 10b5-1 plan. The table below sets forth information regarding our purchases of common stock during the quarter ended June 30, 2014:

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
April 1, 2014 – April 30, 2014	$18.85	63,925	$47,165,000
May 1, 2014 – May 31, 2014	$18.52	61,727	$46,022,000
June 1, 2014 – June 30, 2014	N/A	0	$46,022,000

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,714,996	$17.05	2,481,651
Equity compensation plans not approved by security holders	—	—	—
Total	1,714,996	$17.05	2,481,651

Item 6.	Selected Financial Data

The following tables summarize certain selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data presented below for the fiscal years ended June 30, 2014, 2013, 2012, 2011 and 2010 are derived from our audited consolidated financial statements.

	Year Ended June 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
Statement of operations data:
Net sales	$752,817	757,550	705,544	641,863	472,658
Cost of goods sold	635,735	657,911	552,873	488,018	390,093
Selling, general and administrative expenses	92,103	64,663	61,623	54,739	47,875
Research and development	—	—	127	87	200
Contract acquisition cost	16,000	—	—	—	—
Curtailment gain	(5,831)	—	—	—	—
Business interruption insurance recovery	—	(4,594)	(450)	—	—
Goodwill and intangible asset impairment	—	13,130	—	—	—
Impairment of long-lived assets	—	35,387	—	—	—
Restructuring charges	—	—	—	—	(81)
(Gain) loss on sale of business	—	—	(54)	4,249	(19,715)
Operating (loss) income	14,810	(8,947)	91,425	94,770	54,286
Bargain purchase gain	22,243	—	—	—	—
Interest and other (expense) income	(10,737)	(8,128)	(4,789)	(2,056)	521
(Loss) income before income taxes	26,316	(17,075)	86,636	92,714	54,807
Provision for income taxes	7,705	2,734	28,760	35,988	20,539
Net (loss) income	18,611	(19,809)	57,876	56,726	34,268
(Income) loss attributable to noncontrolling interest, net of tax	(4,203)	(1,219)	(3,306)	(3,918)	(167)
Net (loss) income attributable to Globe Specialty Metals, Inc.	$14,408	(21,028)	54,570	52,808	34,101
(Loss) earnings per common share - basic	$0.26	(0.28)	0.73	0.70	0.46
(Loss) earnings per common share - diluted	$0.26	(0.28)	0.71	0.69	0.46
Cash dividends declared per common share	$0.29	0.38	0.20	0.15	—

	June 30,	June 30,	June 30,	June 30,	June 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance sheet data:
Cash and cash equivalents	$97,792	169,676	178,010	166,208	157,029
Total assets	845,239	871,623	936,747	678,269	607,145
Total debt, including current portion	125,204	139,534	140,703	48,083	41,079
Total stockholders' equity	512,698	546,080	603,799	515,276	458,829

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

We are one of the leading manufacturers of silicon metal and silicon-based alloys. As of June 30, 2014, we owned and operated seven principal manufacturing facilities, in two primary operating segments: GMI, our North American operations and, Globe Metales, our Argentine operations.

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

•	Globe Metales — a manufacturer of silicon-based alloys located in Argentina with a silicon-based alloys plant in Mendoza and a cored-wire fabrication facility in San Luis;

•	Solsil — a developer and manufacturer of upgraded metallurgical grade silicon metal located Beverly, Ohio;

•	Corporate — a corporate office including general expenses, investments, and related investment income; and

•
Other — includes an electrode production operation in China (Yonvey) and a cored-wire production facility located in Poland and a manufacturer of silicon-based alloys located in South Africa (the facility is currently idled). These operations do not fit into the above reportable segments and are immaterial for purposes of separate disclosure.

Overview and Recent Developments

Customer demand continues to improve for silicon metal and silicon-based alloys as our major end markets, which include chemical, aluminum, automotive, steel and solar, continue to show signs of improvement. The sales mix shifted in fiscal year 2014 as we shipped more silicon-based alloys than the prior year.  The increase in silicon-based alloys tons sold was primarily due to increased demand from the steel and automotive industries in North America. Due to the increased demand for silicon-based alloys, we converted a silicon furnace to a ferrosilicon furnace at one of our U.S. plants in fiscal year 2013. We experienced lower average selling prices in fiscal year 2014 compared to the prior year, but continue to see an improving pricing environment as demand for silicon based products improves.

The May 3, 2013 lockout of unionized employees at the Becancour, Canada plant concluded on December 27, 2013 with the ratification of a new collective bargaining agreement. At the time of the lockout, the plant shut down two of its three furnaces with management representatives of the plant operating the remaining furnace. The plant ramped up its operations during the third quarter and commenced full run-rate operations during the fourth quarter of fiscal year 2014.

Net sales for the fourth quarter increased $9,303,000 or 5% from the immediately preceding quarter as a result of a 2% increase in tons shipped and a 29% increase in silica fume and other products revenue. Silicon metal volumes increased 1% while silicon-based alloys volumes increased 3% as a result of improved demand from the steel and automotive industries in North America. Silicon metal prices and silicon-based alloys prices in the fourth quarter were essentially unchanged compared to the third quarter of fiscal year 2014.

The start-up of our South African acquisition, Siltech, remains on-track, and we are currently ramping up production in China at our electrode facility. These initiatives are expected to drive future earnings through higher sales volumes and lower costs.

Outlook

Customer demand for silicon metal in the United States is increasing as our end markets, including steel, autos and consumer goods, continue to strengthen. We have seen improvement in the European market and expect our recent Siltech acquisition will help improve our position overseas. Index pricing has increased, and we remain optimistic about calendar 2014 pricing. We expect continued price improvement in the second half of fiscal year 2015 as a result of the November 2014 contract negotiations. As in the past, we have business that is fixed-priced and business that is priced based on indices. We will continue to sell on a fixed and an indexed basis as appropriate and leave room for spot business as well. We are seeing consistent demand and positive signs for the major end markets that use our products directly and indirectly. The continued imposition of Canadian anti-dumping and countervailing duties action against imports of silicon metal from China may have a positive impact on pricing and opportunities in the Canadian market.

We saw continued improvement in operational efficiency following the completion of the planned maintenance outages in fiscal 2013, and, as a result, we are experiencing lower costs related to maintenance and furnace downtime. We anticipate maintenance outages at five of our U.S. facilities in the first quarter of fiscal 2015.

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

Business Combinations

We have completed a number of significant business acquisitions. Our business strategy contemplates that we may pursue additional acquisitions in the future. When we acquire a business, the purchase price is allocated based on the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Goodwill as of the acquisition date is measured as the residual of the excess of the consideration transferred, plus the fair value of any noncontrolling interest in the acquiree at the acquisition date, over the fair value of the identifiable net assets acquired. We generally engage independent third-party appraisal firms to assist in determining the fair value of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates are inherently uncertain and may impact reported depreciation and amortization in future periods, as well as any related impairment of goodwill or other long lived assets.

See note 3 to the accompanying audited consolidated financial statements for detailed disclosures related to our acquisitions.

Inventories

Cost of inventories is determined by the first-in, first-out method or, in certain cases, by the average cost method. Inventories are valued at the lower of cost or market value. Circumstances may arise (e.g., reductions in market pricing, obsolete, slow moving or defective inventory) that require the carrying amount of our inventory to be written down to net realizable value. We estimate market and net realizable value based on current and future expected selling prices, as well as expected costs to complete, including utilization of parts and supplies in our manufacturing process. We believe that these estimates are reasonable; however, future market price decreases caused by changing economic conditions, customer demand, or other factors could result in future inventory write-downs that could be material.

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

As of June 30, 2014, the carrying value of property, plant and equipment at Yonvey is approximately $15,029,000. Yonvey is currently enhancing the production process to manufacture carbon electrodes which we use in certain of our plant furnaces. If market prices decrease below our cost to produce carbon electrodes we could decide to purchase from third party producers. Such a decision would require us to assess the recoverability of Yonvey’s long-lived assets..

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

Significant judgment is required in determining income tax provisions and tax positions. The Company may be challenged upon review by the applicable taxing authorities, and positions taken may not be sustained. All, or a portion of, the benefit of income tax positions are recognized only when the Company has made a determination that it is more-likely-than-not that the tax position will be sustained based upon the technical merits of the position. For tax positions that are determined as more-likely-than-not to be sustained, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The accounting for uncertain income tax positions requires consideration of timing and judgments about tax issues and potential outcomes and is a subjective estimate. In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties. If actual outcomes differ materially from these estimates, they could have a material impact on the Company’s results of operations and financial condition. Interest and penalties related to uncertain tax positions are recognized in income tax expense. The U.S. is the Company’s most significant income tax jurisdiction.

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

As of February 28, 2014, the estimated fair value of each of our reporting units was substantially in excess of their respective carrying values and no impairment charges were recorded during the year ended June 30, 2014.

Share-Based Compensation

Stock Options

Share-based payments are measured based on fair value using the Black-Scholes option-pricing model. The fair value of an award is affected by our stock price as well as other assumptions, including: (i) estimated volatility over the term of the awards (which is based upon the historical volatility of our common stock or stock of similar companies), (ii) estimated period of time that we expect participants to hold their stock options, (which is calculated using the simplified method allowed by SAB 107, or a participant-specific estimate for certain options), (iii) the risk-free interest rate (which we base upon United States Treasury interest rates appropriate for the expected term of the award), and (iv) our expected dividend yield. Certain of our share-based payment arrangements are liability-classified, which require adjustments to the fair value of the award and compensation expense based, in part, on the fair value of our stock and the assumptions discussed above at the end of each reporting period. Further, we estimate forfeitures for the purposes of expensing share-based payment awards that we ultimately expect to vest. The future value of our stock, the assumptions used, and changes to our estimated forfeitures could significantly impact the amount of share-based compensation expense we recognize in future periods.

Stock Appreciation Rights

Cash-settled stock appreciation rights are settled by cash transfer, based on the difference between our stock price on the date of exercise and the grant date. We estimate the fair value of stock appreciation rights using Black-Scholes option pricing model, which requires the use of the same assumptions utilized in valuing stock options. The future value of our stock and the assumptions used could significantly impact the amount of share-based compensation expense we recognize in future periods.

Results of Operations

Our results of operations are affected by our recent acquisitions. We acquired Alden Resources, Quebec Silicon and Siltech on July 28, 2011, June 13, 2012 and November 21, 2013, respectively.  Results from Alden Resources for the years ended June 30, 2014 and 2013 include results for the entire period and for the year ended June 30, 2012 include results for approximately eleven months. Results from Quebec Silicon for the years ended June 30, 2014 and 2013 include results for the entire period and for the year ended June 30, 2012 include results for approximately seventeen days. Results from Siltech for the year ended June 30, 2014 include results for approximately seven months.

GSM Fiscal Year Ended June 30, 2014 vs. 2013

Consolidated Operations:

	Years Ended
	June 30,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$752,817	757,550	(4,733)	(0.6%)
Cost of goods sold	635,735	657,911	(22,176)	(3.4%)
Selling, general and administrative expenses	92,103	64,663	27,440	42.4%
Contract acquisition cost	16,000	—	16,000	NA
Curtailment gain	(5,831)	—	(5,831)	NA
Business interruption insurance recovery	—	(4,594)	4,594	(100.0%)
Goodwill impairment	—	13,130	(13,130)	(100.0%)
Impairment of long-lived assets	—	35,387	(35,387)	(100.0%)
Operating income (loss)	14,810	(8,947)	23,757	(265.5%)
Bargain purchase gain	22,243	—	22,243	NA
Gain on remeasurement of equity investment	—	1,655	(1,655)	(100.0%)
Interest expense, net	(7,955)	(6,067)	(1,888)	31.1%
Other loss	(2,782)	(3,716)	934	(25.1%)
Income (loss) before provision for income taxes	26,316	(17,075)	43,391	(254.1%)
Provision for income taxes	7,705	2,734	4,971	181.8%
Net income (loss)	18,611	(19,809)	38,420	(194.0%)
Income attributable to noncontrolling interest, net of tax	(4,203)	(1,219)	(2,984)	244.8%
Net income (loss) attributable to Globe Specialty Metals, Inc.	$14,408	(21,028)	35,436	(168.5%)

Net Sales:

	Year Ended June 30, 2014			Year Ended June 30, 2013
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$377,954	136,664	$2,766	$422,564	150,369	$2,810
Silicon-based alloys	282,998	141,327	2,002	248,276	115,766	2,145
Silicon metal and silicon-based alloys	660,952	277,991	2,378	670,840	266,135	2,521
Silica fume and other	91,865			86,710
Total net sales	$752,817			$757,550

Net sales decreased $4,733,000 or 1.0% from the prior year to $752,817,000 primarily as a result of a 6% decrease in the average selling price offset by a 5% increase in sales volume. The decrease in the average selling price compared to the prior year was driven by a 2% decrease in silicon metal and a 7% decrease in silicon-based alloys, resulting in a decrease of $26,193,000. The increase in sales volume compared to the prior year was driven by a 22% increase in silicon-based alloys tons sold offset by a 9% decrease in silicon metal tons sold. The increase in silicon-based alloys tons sold was primarily due to increased demand from the steel and automotive industries in North America. Due to the increased demand for silicon-based alloys, we converted a silicon furnace to a ferrosilicon furnace at one of our U.S. plants. The decrease in silicon metal tons sold was due to lower sales volume at the Becancour, Canada facility as the sales volume for the year ended June 30, 2014 reflects the impact of a nearly eight month lockout and subsequent ramp up of production at the facility once the lockout ended in December 2013 compared to full production in the prior year period.

The average selling price of both silicon metal and silicon-based alloys decreased 2% and 7%, respectively, in fiscal year 2014 compared to the prior year period. The decrease in pricing was due to weaker pricing in the marketplace driven by import competition and end-user demand, particularly in Europe.

Other revenue increased $5,155,000 in fiscal year 2014 primarily due to increased shipments of silica fume as we realized a full year of benefit having purchased the remaining 50% interest in an existing equity investment in December 2012.

Cost of Goods Sold:

The $22,176,000 or 3% decrease in cost of goods sold was a result of a 7% decrease in cost per ton sold. The decrease in cost per ton sold is primarily due to a shift in mix from higher cost silicon products to lower cost ferrosilicon products and manufacturing cost improvement initiatives.

Gross margin represented approximately 16% of net sales in the fiscal year 2014, an increase from 13% of net sales in fiscal year 2013. This gross margin expansion was primarily a result of increased shipment volumes and manufacturing cost improvement initiatives which more than offset a 6% decline in the average selling price year-over-year.

Selling, General and Administrative Expenses:

The increase in selling, general and administrative expenses of $27,440,000, or 42%, was primarily due to an increase in stock based compensation of approximately $18,850,000.  In addition, we had an increase in salaries and wages of $1,168,000 and an increase in variable-based compensation expense of $4,872,000.

Contract Acquisition Costs:

During the twelve months ended June 30, 2014, the Company acquired supply arrangements that resulted in a payment of $16,000,000.

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

Bargain Purchase Gain:

On November 21, 2013, we purchased 100% of the outstanding shares of Silicon Technology (Pty) Ltd. (Siltech) for $4,000,000. Siltech is a silicon-based alloy producer in South Africa with an annual production capacity of approximately 45,000 metric tons. The acquisition was made to increase the current silicon-based alloy capacity by approximately 30% and its strategic location will enable us to supplement our existing facility to service the large and improving European, Asian and Middle Eastern markets. Based on the preliminary purchase price allocation, the preliminary fair value of the identifiable net assets acquired of approximately $26,243,000 exceeded the purchase price of $4,000,000, resulting in a gain on bargain purchase of $22,243,000. The initial accounting for the business combination is not complete because the evaluation necessary to assess the fair values of the net assets acquired is still in process. Environmental remediation obligation assumed is not yet finalized, pending the completion of the third-party site study report. The preliminary purchase price allocation is subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Any changes to the fair value assessments will affect the gain on bargain purchase. Therefore, the final purchase price allocation may differ significantly from what is reflected in these condensed consolidated financial statements.

Net Interest Expense:

Net interest expense increased $1,888,000 in fiscal year 2014 compared to fiscal year 2013 primarily due to the write-off of deferred financing costs of $3,354,000 in connection with the refinancing of our existing $300 million Revolving Credit Facility, offset partially by a decrease of $941,000 attributable to loan repayment at Quebec Silicon.

Other Expense:

Other loss decreased $934,000 primarily due to foreign exchange loss on holdings of the Argentine peso partially offset by the elimination of a foreign exchange loss resulting from the revaluation of a U.S. dollar denominated loan at a foreign subsidiary in the prior year.

Provision for Income Taxes:

Provision for income taxes as a percentage of pre-tax income was approximately 29.3% or $7,705,000 in fiscal year 2014 and provision for income taxes as a percentage of pre-tax loss was approximately (16.0%) or $2,734,000 in fiscal year 2013. The tax rate increased compared to the prior year, due to increase in valuation allowance of $5,214,000 attributable to change in tax law that impacted the utilization of certain state tax credits offset by the nontaxable bargain purchase gain of $22,243,000 in connection with the acquisition of Siltech. In the prior year, the tax rate was impacted by certain nondeductible impairment charges recognized offset by a net reduction in valuation allowance associated with state tax credits due to an updated assessment regarding the likelihood of realization.

Segment Operations

GMI

	Years Ended
	June 30,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$697,403	702,275	(4,872)	(0.7%)
Cost of goods sold	587,318	603,548	(16,230)	(2.7%)
Selling, general and administrative expenses	32,869	29,706	3,163	10.6%
Contract acquisition cost	16,000	—	16,000	NA
Curtailment gain	(5,831)	—	(5,831)	NA
Business interruption insurance recovery	—	(4,594)	4,594	(100.0%)
Operating income	$67,047	73,615	(6,568)	(8.9%)

Net sales decreased $4,872,000 or 1% from the prior year to $697,403,000. The decrease was primarily attributable to a 6% decrease in average selling prices. Silicon metal tons sold decreased 9% due to lower sales volume at the Becancour, Canada facility as the sales volume for the year ended June 30, 2014 reflects the impact of a nearly eight month lockout and subsequent ramp up of production at the facility once the lockout ended in December 2013 compared to full production in the prior year period. Silicon-based alloys tons sold increased 27% primarily due to increased demand from the steel and automotive industries in North America and from the conversion of a silicon furnace to a ferrosilicon furnace at one of our U.S. plants. Silicon metal pricing decreased 2% and silicon-based alloys pricing decreased 7% driven by pricing pressure from imports. Other revenue increased $4,685,000 primarily due to increased shipments of silica fume as we realized a full year of benefit having purchased the remaining 50% interest in an existing equity investment in December 2012.

Cost of goods sold decreased 3% while total tons shipped increased 5%. Cost per ton sold decreased in fiscal year 2014 primarily due to a shift in mix from higher cost silicon products to lower cost ferrosilicon products and manufacturing cost improvement initiatives.

Selling, general and administrative expenses increased $3,163,000 to $32,869,000. This increase was primarily due to increases in salaries and wages and professional fees.

During fiscal year 2014, the Company acquired supply arrangements that resulted in a payment of $16,000,000.

Our subsidiary, Quebec Silicon, sponsors a postretirement benefit plan for certain employees, based on length of service and remuneration. Postretirement benefits consist of a group insurance plan covering plan members for life insurance, disability, hospital, medical, and dental benefits. On December 27, 2013, the Communications, Energy and Paper Workers Union of Canada (“CEP”) ratified a new collective bargain agreement, which resulted in a curtailment pertaining to the closure of the postretirement benefit plan for union employees retiring after January 31, 2016. We remeasured the benefit obligations reflecting the curtailment which resulted in a curtailment gain of $5,831,000 during the second quarter of fiscal year 2014.

Operating income decreased $6,568,000 from the prior year to $67,047,000. This decrease was primarily due to a $16,000,000 expense for supply arrangements acquired offset by a $5,831,000 curtailment gain discussed above and a 6% decrease in the average selling price.

Globe Metales

	Years Ended
	June 30,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$51,213	51,266	(53)	(0.1%)
Cost of goods sold	42,179	44,753	(2,574)	(5.8%)
Selling, general and administrative expenses	3,288	2,901	387	13.3%
Goodwill impairment	—	6,000	(6,000)	(100.0%)
Operating (loss) income	$5,746	(2,388)	8,134	(340.6%)

Net sales were essentially the same in fiscal year 2014 compared to fiscal year 2013. Total tons shipped increased 5% while the average selling price decreased 6% primarily due to product mix. Overall demand increased due to stronger demand from the steel market and the European economy.

Operating income increased $8,134,000 from the prior year to $5,746,000. The increase was primarily due to increased volumes and lower costs due to the devaluation of the Argentine peso as well as the recognition of a goodwill impairment of $6,000,000 during fiscal year 2013.

Solsil

	Years Ended
	June 30,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Cost of goods sold	$41	2,542	(2,501)	(98.4%)
Selling, general and administrative expenses	1	153	(152)	(99.3%)
Impairment of long-lived assets	—	18,452	(18,452)	(100.0%)
Operating loss	$(42)	(21,147)	21,105	(99.8%)

 Solsil suspended commercial production during fiscal year 2010 as a result of a significant decline in the price of polysilicon and the decline in demand for upgraded metallurgical grade silicon.  Operating loss of ($21,147,000) from the prior year was related to the write-off of equipment as a result of our decision to indefinitely take these assets out of service in response to sustained pricing declines that have rendered its production methods uneconomical and inventory write-downs due to expected lower net realizable values for certain inventories.

Corporate

	Years Ended
	June 30,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$53,680	30,699	22,981	74.9%
Impairment of long-lived assets	—	16,935	(16,935)	(100.0%)
Operating loss	$(53,680)	(47,634)	(6,046)	12.7%

The operating loss increased $6,046,000 from the prior year to $53,680,000. Selling, general and administrative expenses increased $22,981,000 year over year primarily due to an increase in stock based compensation of approximately $18,850,000. The Company also had an increase in variable-based compensation of $5,147,000. These increases were offset by lower professional fees and the recognition of long-lived assets impairment of approximately $16,935,000 in the prior year.

GSM Fiscal Year Ended June 30, 2013 vs. 2012

Consolidated Operations:

	Years Ended
	June 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$757,550	705,544	52,006	7.4%
Cost of goods sold	657,911	552,873	105,038	19.0%
Selling, general and administrative expenses	64,663	61,623	3,040	4.9%
Research and development	—	127	(127)	NA
Business interruption insurance recovery	(4,594)	(450)	(4,144)	920.9%
Goodwill impairment	13,130	—	13,130	NA
Impairment of long-lived assets	35,387	—	35,387	NA
Gain on sale of business	—	(54)	54	NA
Operating (loss) income	(8,947)	91,425	(100,372)	(109.8%)
Gain on remeasurement of equity investment	1,655	—	1,655	NA
Interest expense, net	(6,067)	(7,367)	1,300	(17.6%)
Other (loss) income	(3,716)	2,578	(6,294)	(244.1%)
(Loss) income before provision for income taxes	(17,075)	86,636	(103,711)	(119.7%)
Provision for income taxes	2,734	28,760	(26,026)	(90.5%)
Net (loss) income	(19,809)	57,876	(77,685)	(134.2%)
Income attributable to noncontrolling interest, net of tax	(1,219)	(3,306)	2,087	(63.1%)
Net (loss) income attributable to Globe Specialty Metals, Inc.	$(21,028)	54,570	(75,598)	(138.5%)

Net Sales:

	Year Ended June 30, 2013			Year Ended June 30, 2012
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$422,564	150,369	$2,810	$360,726	119,634	$3,015
Silicon-based alloys	248,276	115,766	2,145	269,919	113,468	2,379
Silicon metal and silicon-based alloys	670,840	266,135	2,521	630,645	233,102	2,705
Silica fume and other	86,710			74,899
Total net sales	$757,550			$705,544

Net sales increased $52,006,000 or 7% from the prior year to $757,550,000 primarily as a result of a 14% increase in metric tons sold, offset by a 7% decrease in average selling prices.  The increase in sales volume was driven by a 26% increase in silicon metal tons sold and a 2% increase in silicon-based alloys tons sold, resulting in an increase of $98,140,000.   The increase in silicon metal volume was due to the acquisition of Quebec Silicon on June 18, 2012 which contributed 36,323 tons during fiscal year 2013, partially offset by a decrease from our Beverly, Ohio facility due to the conversion of a silicon furnace to a ferrosilicon furnace.  The slight increase in silicon-based alloys was primarily due to increased demand from the steel and automotive industries in North America.

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

Selling, General and Administrative Expenses:

The increase in selling, general and administrative expenses of $3,040,000 or 5% was primarily due to an increase in stock based compensation expense of approximately $13,796,000, of which $12,738,000 represents the remeasurement cost resulting from the change in the classification of the outstanding options from equity awards to liability awards and vesting of outstanding liability classified option awards. In addition, the acquisition of Quebec Silicon increased expenses of $2,506,000 in fiscal year 2013.  This was offset by a reduction in variable-based compensation of $7,918,000, and a reduction of due diligence and transaction expenses of $3,964,000.

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

During the year ended June 30, 2013, we recognized an impairment charge to write-off goodwill associated with our electrode business in China (Yonvey) as a result of delays in our ability to develop a new production method that caused us to revise our expected future cash flows. In estimating the fair value of Yonvey, we considered cash flow projections using assumptions about, among other things, overall market conditions and successful cost rationalization initiatives (principally through the development of new production methods that will enable sustainable quality and pricing). We made a downward revision in the forecasted cash flows from our Yonvey reporting unit which resulted in an impairment of the entire goodwill balance of approximately $7,775,000 (impairment charge of $7,130,000, net of adjustments for foreign exchange rate changes). The impairment charge is recorded within the Other reporting segment. As of June 30, 2013, the carrying value of the property, plant and equipment at Yonvey is expected to be recovered by the undiscounted future cash flows associated with the asset group. Yonvey is currently testing new raw materials for use in new production methods. Deterioration in overall market conditions or our inability to execute our cost rationalization initiatives (through development of new production methods or other means) could have a negative effect on these assumptions, and might result in an impairment of Yonvey’s long lived assets in the future.

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

In 2011, we acquired exploration licenses related to certain mines located in Nigeria, which granted us the right to explore for, among other things, manganese ore, a raw material used in the production of certain silicon and manganese based alloys. During fiscal year 2013, based upon difficulties encountered in gaining secure access to the mines, we determined that exploration of these mines is not feasible and have decided to abandon our plan to conduct exploration activities. Accordingly, we recognized an impairment charge of $16,935,000 (representing the aggregate carrying amount of the licenses). The impairment has been recorded to the Corporate segment.

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

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balance, cash flows from operations, and unused commitments under our existing credit facilities. At June 30, 2014, our cash and cash equivalents balance was approximately $97,792,000, and we had $208,110,000 available for borrowing under our existing financing arrangements. We generated cash flows from operations totaling $62,556,000 during the year ended June 30, 2014.

As of June 30, 2014, the amount of cash and cash equivalents, included in the Company’s consolidated cash that was held by foreign subsidiaries was approximately $32,776,000. If these funds are needed for operations in the U.S., the Company will be required to accrue and pay taxes in the U.S. to repatriate these funds. However, the Company’s intent is to permanently reinvest these funds outside the U.S. and the Company’s current plans do not indicate a need to repatriate them to fund operations in the U.S.

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

On August 20, 2013, we refinanced our existing credit facility. The previous facility that was due to expire May 31, 2017, has been replaced with the new facility that extends the expiration to August 20, 2018, improves pricing and increases the flexibility we have to pursue our strategic objectives all while maintaining the capacity of the revolving credit facility at $300,000,000, plus an accordion feature of an additional $150,000,000. See note 10 (debt) to our June 30, 2014 consolidated financial statements for additional information.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Year Ended June 30,
	2014	2013	2012
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$169,676	178,010	166,208
Cash flows provided by operating activities	62,556	72,740	103,907
Cash flows used in investing activities	(64,271)	(49,029)	(151,705)
Cash flows (used in) provided by financing activities	(68,608)	(30,994)	59,862
Effect of exchange rate changes on cash	(1,561)	(1,051)	(262)
Cash and cash equivalents at end of period	$97,792	169,676	178,010

Operating Activities:

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions.

During fiscal year 2014, net cash provided by operating activities was $62,556,000, compared to $72,740,000 in the prior year. The decrease in net cash provided by operating activities is primarily attributable to payments made to acquire supply agreements and the cash settlement of stock appreciation rights exercised during the year , offset by favorable working capital comparisons to the prior year.

Investing Activities:

During fiscal year 2014, net cash used in investing activities was $64,271,000, compared to $49,029,000 in the prior year. During the year, $13,396,000 of cash was used to purchase marketable securities. In addition, $3,800,000 of cash was used, net of cash acquired, in the acquisition of Siltech.

We expect the capital spending for fiscal year 2015 to be approximately $45,000,000, which we plan to fund primarily with cash from operations.

Financing Activities:

During fiscal year 2014, net cash used in financing activities was approximately $68,608,000, compared to $30,994,000 in the prior year. The increase in net cash used in financing activities was mainly attributable to the utilization of $28,962,000 to purchase shares of our own common stock and the net repayment of $14,250,000 under our revolving credit agreements.. These increases in cash used in financing activities were offset by a decrease in Dividend payments of $6,751,000 as a result of an additional dividend payment made during fiscal year 2013.

Exchange Rate Change on Cash:

The effect of exchange rate changes on cash was related to fluctuations in renminbi, Canadian dollars and rand, the functional currency of our Chinese, Canadian and South African subsidiaries.

Commitments and Contractual Obligations

The following tables summarize our contractual obligations at June 30, 2014 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

Contractual Obligations			2016-	2018-	2020 and
(as of June 30, 2014)	Total	2015	2017	2019	beyond
	(Dollars in thousands)
Long-term debt obligations	$125,204	59	100	125,045	—
Power commitments (1)	15,956	15,956	—	—	—
Purchase obligations (2)	21,926	21,926	—	—	—
Operating lease obligations	6,657	3,617	2,953	87	—
Capital lease obligations	9,816	2,585	5,038	879	1,314

(1) Represents minimum charges that are enforceable and legally binding, and do not represent total anticipated purchases. Minimum charges requirements expire after prociding one year notice of contract cancellation.

(2) The Company has outstanding purchase obligations with suppliers for raw materials in the normal course of business. These purchase obligation amounts represent on those items which are based on agreements that are enforceable and legally binding, and do not represent total anticipated purchases.

The table above also excludes certain other obligations reflected in our consolidated balance sheet, including estimated funding for pension obligations, for which the timing of payments may vary based on changes in the fair value of pension plan assets and actuarial assumptions. We expect to contribute approximately $2,033,000 to our pension plans for the year ended June 30, 2014.

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

At June 30, 2014, there are no significant liabilities recorded for environmental contingencies except for the $10,000 preliminary purchase price allocation recorded in connection with the acquisition of Siltech. The initial accounting for the business combination is not complete, pending the completion of the third-party site study report. The provisional amount is subject to revision until the Company’s evaluations of the purchase price allocation are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

Accounting Pronouncements to be Implemented

In May 2014, the Financial Accounting Standards Board issued a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, we will adopt this new guidance beginning in fiscal 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this new guidance and management is currently evaluating which transition approach to use. We are currently evaluating the impact of this guidance on our consolidated financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks arising from adverse changes in:

•	commodity prices,

•	interest rates, and

•	foreign exchange rates.

In the normal course of business, we manage these risks through a variety of strategies, including obtaining captive or long-term contracted raw material supplies and hedging strategies. Obtaining captive or long-term contracted raw material supplies involves the acquisition of companies or assets for the purpose of increasing our access to raw materials or the identification and effective implementation of long-term leasing rights or supply agreements. We entered into derivative instruments to hedge certain commodity price, interest rate, and foreign currency risks. We do not engage in commodity, interest rate, or currency speculation, and no derivatives are held for trading purposes.

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

In June 2010, we entered into a power hedge agreement on a 175,440 MWh notional amount of electricity, representing approximately 20% of the total power required by our Niagara Falls, New York plant. This hedge covers our expected needs not supplied by the facility’s long-term power contract over the term of the hedge agreement. The notional amount decreases equally per month through the duration of the agreement. Under the power hedge agreement, we fixed the power rate at $39.60 per MWh over the life of the contract.  This contract expired on June 30, 2012. In October 2010, we entered into a power hedge agreement on a 87,600 MWh notional amount of electricity. The agreement is effective July 1, 2012 and the notional amount decreases equally per month with a fixed power rate at $39.95 per MWh over the life of the contract. This contract expired on June 30, 2013. At June 30, 2014, we have no outstanding power hedge agreements.

To the extent that we have not mitigated our exposure to rising raw material and energy prices, we may not be able to increase our prices to our customers to offset such potential raw material or energy price increases, which could have a material adverse effect on our results of operations and operating cash flows.

Interest Rates:

We are exposed to market risk from changes in interest rates on certain of our short-term and long-term debt obligations. The Company had outstanding revolving multi-currency credit facility of $125,000,000 at June 30, 2014, with weighted average interest rate of 1.66%. The Company previously entered into interest rate cap arrangement and swap agreements to mitigate the risk of interest rate fluctuations on its recently terminated senior credit facility and long-term debt. The Company settled these agreements in connection with the termination of the senior credit facility and long-term debt. The Company would consider entering into hedge agreements to mitigate the interest rate risk, if conditions warrant. At June 30, 2014, we have no outstanding interest rate derivatives.

If market interest rates were to increase or decrease by 10% for the full 2014 fiscal year as compared to the rates in effect at June 30, 2014, we estimate that the change would not have a material impact to our cash flows or results of operations.

We are also subject to interest rate risk with respect to our pension and postretirement benefit obligations, as changes in interest rates will effectively increase or decrease our liabilities associated with these benefit plans, which also results in changes to the amount of pension and postretirement benefit expense recognized each period.

Foreign Currency Risk:

We are exposed to market risk arising from changes in currency exchange rates as a result of operations outside the United States, principally in Argentina, Canada and China. A portion of our net sales generated from our non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of our operating costs for our non-U.S. operations are denominated in local currencies, principally the Argentine peso and the Chinese renminbi. Consequently, the translated U.S. dollar value of our non-U.S. dollar sales, and related accounts receivable balances, and our operating costs are subject to currency exchange rate fluctuations. Derivative instruments are not used extensively to manage this risk. At June 30, 2014, we have no outstanding foreign exchange forward and option contracts at June 30, 2014.

A hypothetical uniform 10% increase or decrease in the value of the dollar relative to all the currencies in which our transactions are denominated would not have a material impact to our cash flows or results of operations.

Item 8.	Financial Statements and Supplementary Data

The financial statements appearing on pages 32 to 53 are incorporated herein by reference.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken its assessment of the effectiveness of our internal control over financial reporting as of June 30, 2014, based on the criteria established in “Internal Control-Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2014.

Management’s evaluation of the effectiveness of internal control over financial reporting did not include Siltech, which we acquired on November 21, 2013, as management concluded that it was not possible to conduct an assessment of Sitech’s internal control over financial reporting in the period between the consummation date and the date of management’s evaluation. The assets of Siltech represented approximately 6% of total assets at June 30, 2014. There was no revenue recorded by Siltech for the year ended June 30, 2014.

Report of Independent Registered Public Accounting Firm

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued its report on the effectiveness of our internal control over financial reporting, a copy of which appears on page 30 of this annual report.

Changes in Internal Control Over Financial Reporting

Other than the Siltech acquisition, there were no changes in our internal control over financial reporting during the year ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this report in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2014 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 10.   Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

Set forth below is certain information about our executive officers:

Name	Age	Position

Alan Kestenbaum	52	Executive Chairman and Director
Jeff Bradley	54	Chief Executive Officer and Chief Operating Officer
Joseph Ragan	53	Chief Financial Officer
Stephen Lebowitz	49	Chief Legal Officer

Alan Kestenbaum has served as Executive Chairman and Director since our inception in December 2004, and served as Chief Executive Officer from our inception through May 2008. From June 2004, Mr. Kestenbaum served as Chairman of Globe Metallurgical, Inc., until its acquisition by us in November 2006. He has over 25 years of experience in metals including finance, distribution, trading and manufacturing. Mr. Kestenbaum is a founder and the Chief Executive Officer of Marco International Corp., and its affiliates, a finance trading group specializing in metals, minerals and other raw materials, founded in 1985. Mr. Kestenbaum was involved in the expansion by certain of Marco International’s affiliates into China and the former Soviet Union. He also established affiliated private equity businesses in 1999 which were involved in sourcing and concluding a number of private equity transactions, including ones relating to McCook Metals, Scottsboro Aluminum and Globe Metallurgical, Inc. Mr. Kestenbaum began his career in metals with Glencore, Inc. and Philipp Brothers in New York City. He received his B.A. in Economics cum laude from Yeshiva University, New York.

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

Management Contracts and Compensatory Plans
10.4	2006 Employee, Director and Consultant Stock Option Plan (1)
10.5	Amendments to 2006 Employee, Director and Consultant Stock Option Plan (8)
10.6	2010 Annual Executive Bonus Plan (9)
10.7	Chief Financial Officer and Chief Legal Officer Annual Bonus Plan (10)
10.8	Framework for the 2011 Annual Executive Long Term Incentive Plan (11)
10.9	Employment Agreement, dated January 27, 2011, between GSM and Alan Kestenbaum (11)
10.10	Employment Agreement, dated July 5, 2011, between GSM and Jeff Bradley (12)
10.11	Executive Deferred Compensation Plan (4)
10.12	Director Deferred Compensation Plan (4)
10.13	Employment Agreement, dated May 8, 2013, between GSM and Joseph Ragan (13)
10.14	Employment Agreement, dated July 8, 2013, between GSM and Stephen Lebowitz (13)
10.15	Amendment to Employment Agreement dated August 21, 2013 between GSM and Stephen Lebowitz (5)

21.1	Subsidiaries †

23.1	Consent of Deloitte & Touche LLP †
23.2	Consent of KPMG LLP†

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
32.1	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

95	Mine Safety Disclosure †

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

_______________
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

3	Incorporated by reference to exhibit to the Company’s Form 8-K filed on August 21, 2013.
4	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on February 8, 2012.
5	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on November 6, 2013.
6	Incorporated by reference to exhibit to the Company’s Form 10-K filed on August 28, 2012.
7	Incorporated by reference to exhibit to the Company’s Form 8-K filed on June 3, 2011.
8	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on February 11, 2011.
9	Incorporated by reference to exhibit to the Company’s Form 10-K filed on September 28, 2010.
10	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on November 12, 2010.
11	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on May 12, 2011.
12	Incorporated by reference to exhibit to the Company’s Form 10-K filed on August 26, 2011.
13	Incorporated by reference to exhibit to the Company’s Form 10-K filed on August 28, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Globe Specialty Metals, Inc. (Registrant)

By:	/s/ Joseph Ragan
Joseph Ragan Chief Financial Officer

August 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Kestenbaum	Executive Chairman and Director	August 29, 2014
Alan Kestenbaum

/s/ Jeff Bradley	Chief Executive Officer, Chief Operating Officer and Principal Executive Officer	August 29, 2014
Jeff Bradley

/s/ Joseph Ragan	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer	August 29, 2014
Joseph Ragan
/s/ Stuart E. Eizenstat	Director	August 29, 2014
Stuart E. Eizenstat

/s/ Franklin Lavin	Director	August 29, 2014
Franklin Lavin

/s/ Donald Barger	Director	August 29, 2014
Donald Barger

/s/ Bruce Crockett	Director	August 29, 2014
Bruce Crockett
/s/ Alan Schriber	Director	August 29, 2014
Alan Schriber

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

GLOBE SPECIALTY METALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Globe Specialty Metals, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheet of Globe Specialty Metals, Inc. and subsidiaries (the "Company") as of June 30, 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for the year ended June 30, 2014. We also have audited the Company's internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Silicon Technology (Pty) Ltd., which was acquired on November 21, 2013 and whose financial statements constitute 6% of total assets of the consolidated financial statement amounts as of June 30, 2014. Accordingly, our audit did not include the internal control over financial reporting at Silicon Technology (Pty) Ltd. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globe Specialty Metals, Inc. and subsidiaries as of June 30, 2014, and the results of their operations and their cash flows for the year ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida
August 29, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Globe Specialty Metals, Inc.:

We have audited the accompanying consolidated balance sheet of Globe Specialty Metals, Inc. and subsidiaries (the Company) as of June 30, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globe Specialty Metals, Inc. and subsidiaries as of June 30, 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

August 28, 2013

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
June 30, 2014 and 2013
(In thousands, except share and per share amounts)
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$97,792	169,676
Marketable securities	10,399	148
Accounts receivable, net of allowance for doubtful accounts of $811
and $793 at June 30, 2014 and 2013, respectively	100,829	83,816
Inventories	80,924	101,197
Deferred tax assets	7,042	11,504
Prepaid expenses and other current assets	26,155	26,190
Total current assets	323,141	392,531
Property, plant, and equipment, net of accumulated depreciation, depletion and amortization	469,386	422,447
Deferred tax assets	901	125
Goodwill	43,343	43,177
Other intangible assets	477	477
Investments in unconsolidated affiliates	5,973	5,973
Other assets	2,018	6,893
Total assets	$845,239	871,623
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,509	41,039
Short-term debt	59	284
Revolving credit agreements	—	9,000
Share-based liabilities	12,552	17,530
Accrued expenses and other current liabilities	39,015	31,356
Total current liabilities	98,135	99,209
Long-term liabilities:
Revolving credit agreements and other long-term debt	125,145	130,250
Deferred tax liabilities	49,746	37,375
Other long-term liabilities	59,515	58,709
Total liabilities	332,541	325,543
Commitments and contingencies (note 16)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares; issued, 75,623,454
and 75,588,986 shares at June 30, 2014 and 2013, respectively	8	8
Additional paid-in capital	398,685	399,234
Retained earnings	63,580	70,628
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(2,367)	(7)
Pension liability adjustment, net of tax	(3,689)	(4,911)
Unrealized gain on available for sale securities, net of tax	144	—
Total accumulated other comprehensive loss	(5,912)	(4,918)
Treasury stock at cost, 1,874,003 and 282,437 shares at June 30, 2014 and 2013 , respectively	(28,966)	(4)
Total Globe Specialty Metals, Inc. stockholders’ equity	427,395	464,948
Noncontrolling interest	85,303	81,132
Total stockholders’ equity	512,698	546,080
Total liabilities and stockholders’ equity	$845,239	871,623

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended June 30, 2014, 2013, and 2012
(In thousands, except per share amounts)

	2014	2013	2012
Net sales	$752,817	757,550	705,544
Cost of goods sold	635,735	657,911	552,873
Selling, general, and administrative expenses	92,103	64,663	61,623
Research and development	—	—	127
Contract acquisition cost	16,000	—	—
Curtailment gain	(5,831)	—	—
Business interruption insurance recovery	—	(4,594)	(450)
Goodwill impairment	—	13,130	—
Impairment of long-lived assets	—	35,387	—
Gain on sale of business	—	—	(54)
Operating income (loss)	14,810	(8,947)	91,425
Other income (expense):
Gain on remeasurement of equity investment	—	1,655	—
Bargain purchase gain	22,243	—	—
Interest income	67	820	243
Interest expense, net of capitalized interest	(8,022)	(6,887)	(7,610)
Foreign exchange (loss) gain	(3,121)	(4,360)	1,191
Other income	339	644	1,387
Income (loss) before provision for income taxes	26,316	(17,075)	86,636
Provision for income taxes	7,705	2,734	28,760
Net income (loss)	18,611	(19,809)	57,876
Income attributable to noncontrolling interest, net of tax	(4,203)	(1,219)	(3,306)
Net income (loss) attributable to Globe Specialty Metals, Inc.	$14,408	(21,028)	54,570
Weighted average shares outstanding:
Basic	74,674	75,207	75,039
Diluted	74,793	75,207	76,624
Earnings (loss) per common share:
Basic	$0.19	(0.28)	0.73
Diluted	0.19	(0.28)	0.71
Cash dividends declared per common share	0.29	0.38	0.20

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
Years ended June 30, 2014, 2013, and 2012
(In thousands)

	2014	2013	2012
Net income (loss)	$18,611	(19,809)	57,876
Other comprehensive (loss) income
Foreign currency translation adjustment	(2,767)	(1,642)	319
Pension liability adjustment, net of tax expense (benefit)
of $635, $2,053, and ($2,528), respectively	1,597	2,954	(4,125)
Unrealized gain (loss) on available for sale securitites, net of tax
expense (benefit) of $49, $13, and ($13), respectively	144	38	(39)
Total other comprehensive (loss) income	(1,026)	1,350	(3,845)
Comprehensive income (loss)	17,585	(18,459)	54,031
Comprehensive income attributable to noncontrolling interest	4,171	647	3,306
Comprehensive income (loss) attributable to Globe Specialty Metals, Inc.	$13,414	(19,106)	50,725

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
Years ended June 30, 2014, 2013, and 2012
(In thousands)

	Globe Specialty Metals, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other	Treasury		Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	at Cost	Interest	Equity
Balance at June 30, 2011	75,290	$8	399,900	80,300	(2,995)	(4)	38,067	515,276
Share-based compensation	4	—	2,482	—	—	—	—	2,482
Stock option exercises	38	—	195	—	—	—	—	195
Sale of noncontrolling interest	—	—	210	—	—	—	—	210
Cash dividend	—	—	—	(15,007)	—	—	—	(15,007)
Solsil shares purchased	—	—	2,888	—	—	—	(3,038)	(150)
Acquisition of Quebec Silicon	—	—	—	—	—	—	46,762	46,762
Comprehensive income (loss)	—	—	—	54,570	(3,845)	—	3,306	54,031
Balance at June 30, 2012	75,332	8	405,675	119,863	(6,840)	(4)	85,097	603,799
Share-based compensation	2	—	(5,525)	—	—	—	—	(5,525)
Stock option exercises	255	—	1,023	—	—	—	—	1,023
Yonvey shares purchased	—	—	(1,939)	—	—	—	(1,510)	(3,449)
Quebec Silicon purchase price allocation adjustments	—	—	—	—	—	—	(3,102)	(3,102)
Cash dividend	—	—	—	(28,207)	—	—	—	(28,207)
Comprehensive (loss) income	—	—	—	(21,028)	1,922	—	647	(18,459)
Balance at June 30, 2013	75,589	8	399,234	70,628	(4,918)	(4)	81,132	546,080
Share-based compensation	4	—	(729)	—	—	—	—	(729)
Stock option exercises	30	—	180	—	—	—	—	180
Share repurchase	—	—	—	—	—	(28,962)	—	(28,962)
Cash dividend	—	—	—	(21,456)	—	—	—	(21,456)
Comprehensive income (loss)	—	—	—	14,408	(994)	—	4,171	17,585
Balance at June 30, 2014	75,623	$8	398,685	63,580	(5,912)	(28,966)	85,303	512,698

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended June 30, 2014, 2013, and 2012
(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$18,611	(19,809)	57,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,822	45,108	34,000
Depletion	1,151	1,513	848
Share-based compensation	(729)	(5,525)	2,482
Curtailment gain	(5,831)	—	—
Bargain purchase gain	(22,243)	—	—
Gain on remeasurement of equity investment	—	(1,655)	—
Gain on sale of business	—	—	(54)
Goodwill impairment	—	13,130	—
Impairment of long-lived assets	—	35,387	—
Amortization of deferred financing fees	3,668	812	2,180
Unrealized foreign exchange loss	373	1,635	—
Deferred taxes	3,731	(3,541)	9,312
Amortization of customer contract liabilities	(7,183)	(6,626)	—
Accretion	255	267	230
Changes in operating assets and liabilities:
Accounts receivable, net	(16,673)	3,513	2,608
Inventories	21,973	16,588	10,729
Prepaid expenses and other current assets	4,074	(4,533)	(4,505)
Accounts payable	7,251	(14,161)	(5,047)
Accrued expenses and other current liabilities	6,080	10,565	2,038
Other	4,226	72	(8,790)
Net cash provided by operating activities	62,556	72,740	103,907
Cash flows from investing activities:
Capital expenditures	(47,075)	(44,509)	(41,836)
Acquisition of businesses, net of cash acquired of $200, $3,656, and $4,090 during the
years ended June 30, 2014, 2013, and 2012, respectively	(3,800)	(4,520)	(109,717)
Purchase of marketable securities	(13,396)	—	—
Other investing activities	—	—	(152)
Net cash used in investing activities	(64,271)	(49,029)	(151,705)
Cash flows from financing activities:
Borrowings of long-term debt	145	—	50,000
Payments of long-term debt	—	—	(50,000)
Borrowings of short-term debt	—	—	1,048
Payments of short-term debt	(225)	(39)	(1,825)
Borrowings under revolving credit agreements	156,400	20,391	136,408
Payments under revolving credit agreements	(170,650)	(21,616)	(54,462)
Debt issuance costs	(1,080)	—	(5,199)
Dividend payments	(21,456)	(28,207)	(15,007)
Proceeds from stock option exercises	180	1,023	195
Purchase of treasury shares	(28,962)	—	—
Other financing activities	(2,960)	(2,546)	(1,296)
Net cash (used in) provided by financing activities	(68,608)	(30,994)	59,862
Effect of exchange rate changes on cash and cash equivalents	(1,561)	(1,051)	(262)
Net (decrease) increase in cash and cash equivalents	(71,884)	(8,334)	11,802
Cash and cash equivalents at beginning of year	169,676	178,010	166,208
Cash and cash equivalents at end of year	$97,792	169,676	178,010

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$3,938	5,492	4,475
Cash (refunded) paid for income taxes, net of refunds totaling $8,708, $626, and $3,194 during the
years ended June 30, 2014, 2013, and 2012, respectively	(6,212)	13,303	22,023

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
 June 30, 2014, 2013, and 2012
(Dollars in thousands, except share and per share data)

(1)	Organization and Business Operations

Globe Specialty Metals, Inc. and subsidiaries (GSM, the Company, we, or our) is among the world’s largest producers of silicon metal and silicon-based alloys, important ingredients in a variety of industrial and consumer products. The Company’s customers include major silicone chemical, aluminum and steel manufacturers, auto companies and their suppliers, ductile iron foundries, manufacturers of photovoltaic solar cells and computer chips, and concrete producers.

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

On November 20, 2006, the Company acquired Stein Ferroaleaciones S.A. (SFA), an Argentine manufacturer of silicon-based alloys, and SFA’s affiliate, UltraCore Polska Sp.z.o.o. (UCP), a Polish manufacturer of cored wire alloys. SFA was renamed Globe Metales S.A. (Globe Metales). Globe Metales is headquartered in Buenos Aires, Argentina and operates a silicon-based alloy manufacturing plant in Mendoza province, Argentina and cored wire packing plants in San Luis province, Argentina and Police, Poland. Globe Metales’ products are important ingredients in the manufacturing of steel, ductile iron, machine and auto parts, and pipe.

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

On April 1, 2010, the Company acquired Core Metals Group Holdings LLC (Core Metals). Core Metals is a leading producer, marketer, and distributor of ferroalloys and specialty materials for the North American steel and foundry industry. The acquisition was made to strengthen the Company’s growing ferrosilicon business and expand the line of products and services it offers to steel markets around the world.

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

On June 13, 2012, the Company acquired Becancour Silicon Metal Inc.'s (BSI) 51% equity interest in Quebec Silicon Limited Partnership (QSLP), collectively known as Quebec Silicon. The Company operates Quebec Silicon’s silicon metal plant located in Becancour, Quebec with its joint venture partner Dow Corning.

  On November 21, 2013, the Company purchased 100% of the outstanding shares of Silicon Technology (Pty) Ltd. (Siltech). Siltech is a silicon-based alloy producer in South Africa. The acquisition was made to increase the Company’s current silicon-based alloy capacity.  The Siltech facility was in an idled status when purchased. The Company intends to restart operations at the facility in the second half of calendar year 2014.

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

c.  Revenue Recognition

Revenue is recognized in accordance with ASC Topic 605, Revenue Recognition (ASC 605), when title, ownership, and risk of loss pass to the customer, all of which occurs when products are delivered to the Company’s customers or when products are picked up by a customer or a customer’s carrier. Written sales terms, including the selling price, are determined at the time of shipment or delivery. We have not experienced significant credit issues with our customers.  Shipping and other transportation costs charged to buyers are recorded in both net sales and cost of goods sold. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales.

d.  Foreign Currency Translation

The determination of the functional currency for the Company’s subsidiaries is made based on appropriate economic factors, including the currency in which the subsidiary sells its products, the market in which the subsidiary operates, and the currency in which the subsidiary’s financing is denominated. Based on these factors, management has determined that the U.S. dollar is the functional currency for Globe Metales. The functional currency for Yonvey is the Chinese renminbi. Yonvey’s assets and liabilities are translated using current exchange rates in effect at the balance sheet date and for income and expense accounts using average exchange rates. The functional currency for Quebec Silicon is the Canadian dollar. Quebec Silicon’s assets and liabilities are translated using current exchange rates in effect at the balance sheet date and for income and expense accounts using average exchange rates.  The functional currency for Siltech is the South African rand.  Siltech’s assets and liabilities are translated using current exchange rates in effect at the balance sheet date and for income and expense accounts using average exchange rates. Resulting translation adjustments are reported as a separate component of stockholders’ equity. Translation gains and losses are recognized on transactions in currencies other than the subsidiary’s functional currency and included in the consolidated statement of operations for the period in which the exchange rates changed.

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

f. Marketable Securities

Marketable securities consist of trading and available-for-sale securities. Trading securities are bought and held principally for the purpose of selling them in the near term. Available-for-sale securities are not classified as either trading securities or as held-to-maturity securities. Unrealized holding gains and losses for trading securities are included in earnings. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized.

g.  Inventories

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

j.  Goodwill and Other Intangible Assets

Impairment testing for goodwill is performed at the reporting unit level. In accordance with ASC Topic 350, Intangibles — Goodwill and Other (ASC 350), goodwill is tested for impairment annually during the third quarter, and will be tested for impairment between annual tests if an event occurs or circumstances change that more likely than not would indicate the carrying amount of a reporting unit may be impaired. Reporting units are at the reportable segment level, or one level below the reportable segment level for our GMI and Other reportable segments, and are aligned with our management reporting structure. Goodwill relates and is assigned directly to a specific reporting unit.

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

l.  Mineral Reserves

Mineral reserves are recorded at fair value at the date of acquisition. Depletion of mineral reserves is computed using the units-of-production method utilizing only proven and probable reserves (as adjusted for recoverability factors) in the depletion base. Mineral reserves are included in Property, plant and equipment, net of accumulated depreciation, depletion and amortization in the consolidated balance sheets.

m.  Exploration Costs

Costs incurred to maintain current production capacity at a mine and exploration expenditures are charged to operating costs as incurred, including costs related to drilling and study costs incurred.

n.  Share-Based Compensation

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

On August 17, 2013, the Company amended certain outstanding options pursuant to the Company’s 2006 Employee, Director and Consultant Stock Plan, to permit these options alternatively to be settled for cash or exercised for the issuance of shares, at the election of the option holder. This modification changed its classification from equity awards to liability awards and the fair value of the liability awards is remeasured at the end of each reporting period through settlement.

Refer to note 19 (Share-Based Compensation) for further information on the Company’s accounting for share-based compensation.

o.  Income Taxes

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

p.  Financial Instruments

The Company accounts for derivatives and hedging activities in accordance with ASC Topic 815, Derivatives and Hedging (ASC 815). ASC 815 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. On a historical basis, the Company has used interest rate caps and interest rate swaps to manage interest rate exposures on long-term debt, a power hedge to manage commodity price risk, and foreign exchange forward and option contracts to manage foreign currency exchange exposures as discussed in note 13 (Derivative Instruments). As of June 30, 2014, we had no outstanding derivative instruments.

q.  Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, we will adopt this new guidance beginning in fiscal 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this new guidance and management is currently evaluating which transition approach to use. We are currently evaluating the impact of this guidance on our consolidated results of operations, financial position and cash flows.

(3)	Business Combinations

Alden Resources, LLC:

On July 28, 2011, the Company, pursuant to three Membership Interest Purchase Agreements dated as of May 27, 2011 (the Purchase Agreements), purchased from NGPC Asset Holdings II, LP, NGP Capital Resources Company, and all other parties named in the Purchase Agreements 100% of the membership interest of Alden Resources, LLC (Alden) and Gatliff Services, LLC (Gatliff), as well as certain royalty interests held by NGP Capital Resources Company, for $73,200. The Company financed the acquisition with $55,000 of bank debt and $18,200 of cash. Alden is North America’s leading miner, processor and supplier of specialty metallurgical coal to the silicon and silicon-based alloy industries. The acquisition was made in order to secure a stable, long-term and low-cost supply of specialty metallurgical coal, a key ingredient in the production of silicon metal and silicon-based alloys. The Company finalized the purchase price allocation as of June 30, 2012. The results of the businesses acquired are included in the GMI operating segment.

Quebec Silicon:

On June 13, 2012, the Company closed its acquisition of Becancour Silicon Metal Inc.'s (BSI) 51% equity interest in Quebec Silicon Limited Partnership (QSLP) and other working capital assets, collectively known as Quebec Silicon. The acquisition was financed using $31,800 from the Company's $300,000 revolving credit facility discussed in note 10 (Debt) and $8,803 cash.  During the year ended June 30, 2013, the purchase price was finalized based on working capital at the date of acquisition, of which resulted in the Company paying additional consideration in the amount of $1,346. The Company operates Quebec Silicon’s silicon metal plant and purchases approximately 51% of its finished goods output at a price approximately equal to the fully loaded cost of production and sells the material to third party customers. Dow Corning has the right to purchase the other 49% of the plant's output at a price approximately equal to the fully loaded cost of production. This arrangement is similar to the Company's existing joint venture with Dow Corning at its Alloy, West Virginia plant.  The Company engaged a third-party valuation firm to assist in the process of determining the fair value of certain assets acquired and the noncontrolling interest. The fair value of the noncontrolling interest was determined to be 49% of the net assets acquired less a discount for lack of control and marketability based upon empirical studies and company specific factors. The Company finalized the purchase price allocation in June 2013, recording zero goodwill in connection with the acquisition. The results of the businesses acquired are consolidated in the Company’s financial statements within the GMI operating segment.

Step Acquisition:

On December 20, 2012, the Company closed its stock purchase of the remaining 50% interest in an existing equity investment. The total purchase price was $5,000, of which $4,500 was financed using cash on hand and the remaining $500 was subject to the finalization of the working capital settlement. The Company recognized a gain of approximately $1,655 on the fair value remeasurement (based on the transaction price) of its existing 50% equity investment.  The Company finalized the purchase price allocation in December 2013. Total goodwill of $3,371 was recorded in connection with the acquisition, which was assigned to the GMI operating segment.

Siltech:

On November 21, 2013, the Company purchased 100% of the outstanding shares of Silicon Technology (Pty) Ltd. (Siltech) for $4,000. The Company paid for the acquisition from available cash. Siltech is a silicon-based alloy producer in South Africa with an annual production capacity of approximately 45,000 metric tons. The acquisition was made to increase the Company’s current silicon-based alloy capacity by approximately 30% and its strategic location will enable the Company to supplement its existing facility to service the large and improving European, Asian and Middle Eastern markets. The Siltech facility was in an idled status when purchased. The Company intends to restart operations at the facility in the second half of calendar year 2014.

The Siltech acquisition was recorded as a business combination under Accounting Standards Codification 805 (“ASC 805”), Business Combinations, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date while costs associated with the acquisition are expensed as incurred. The Company utilized the services of third-party valuation consultants, along with estimates and assumptions provided by the Company, to estimate the initial fair value of the assets acquired. The third-party valuation consultants utilized several appraisal methodologies including income, market and cost approaches to estimate the fair value of the identifiable net assets acquired.

Based on the preliminary purchase price allocation, the following table summarizes the estimated preliminary fair value amounts of the assets acquired and liabilities assumed at the date of acquisition:

Net assets acquired:
Amount
Current assets	$2,298
Property, plant and equipment	46,500
Accounts payable	(317)
Accrued expenses	(478)
Environmental remediation obligation	(10,000)
Deferred tax liabilities	(11,760)
Gain on bargain purchase	(22,243)
Cash consideration paid	$4,000

The preliminary fair value of the identifiable net assets acquired of approximately $26,243 exceeded the purchase price of $4,000, resulting in a gain on bargain purchase of $22,243, which was recorded in the consolidated income statement for the twelve months ended June 30, 2014. ASC 805 requires that when the fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase of a business, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. The Company performed such reassessment and initially concluded that the preliminary values assigned for the Siltech acquisition are reasonable. The results of the acquired business are included within the Other operating segment.

The gain on bargain purchase was primarily attributable to the fact that Siltech was considered an ancillary business to the seller (Siltech being the seller’s only silicon-based alloys operation), coupled with the previous weaker silicon-based alloys pricing in the marketplace driven by end-user demand (which resulted in the idling of the facility by the seller in 2012).

The initial accounting for the business combination is not complete because the evaluation necessary to assess the fair values of the net assets acquired is still in process. Environmental remediation obligation assumed is not yet finalized, pending the completion of the third-party site study report. The Company is reviewing the valuation and confirming the results to determine the final purchase price allocations during the measurement period. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Any changes to the fair value assessments will affect the gain on bargain purchase. Therefore, the final purchase price allocations may differ significantly from what is reflected in these consolidated financial statements.

For the year ended June 30, 2014, Siltech had no net sales as the facility was idled and incurred $1,665 of selling, general and administrative expenses. Of the acquired property, plant and equipment of $46,500, $4,599 has been allocated to land and the remaining $41,901 has been allocated to construction in progress as the assets have not been put into service.

Pro forma results of operations and other disclosures for the Siltech acquisition have not been presented as they are not material in relation to the Company’s reported results.

 (4)             Inventories

Inventories comprise the following at June 30:

	2014	2013
Finished goods	$27,406	35,015
Work in process	5,120	4,133
Raw materials	33,843	47,919
Parts and supplies	14,555	14,130
Total	$80,924	101,197
At June 30, 2014, $73,894 in inventory is valued using the first-in, first-out method and $7,030 using the average cost method. At June 30, 2013, $93,320 in inventory is valued using the first-in, first-out method and $7,877 using the average cost method.  During the year ended June 30, 2014, the Company did not record any inventory write-downs. During the year ended June 30, 2013, the Company recorded inventory write-downs totaling $1,922 due to expected lower net realizable values for certain Solsil inventories. These write-downs were recorded in cost of goods sold.

(5)             Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets comprise the following at June 30:

	2014	2013
Income tax receivables	$6,786	9,508
Bond trade settlement receivable	4,163	—
Value added and other non-income tax receivables	3,376	3,847
Other	11,830	12,835
Total	$26,155	26,190

(6)	Property, Plant, and Equipment

Property, plant, and equipment, net is comprised of the following at June 30:

	2014	2013
Land, land improvements, and land use rights	$13,615	9,085
Buildings and improvements	89,222	87,486
Machinery and equipment	217,395	196,915
Furnaces	208,548	202,444
Mineral reserves	55,843	55,843
Mine development	9,317	4,863
Other	14,712	11,279
Construction in progress	53,753	6,786
Property, plant, and equipment, gross	662,405	574,701
Less accumulated depreciation, depletion and amortization	(193,019)	(152,254)
Property, plant, and equipment, net	$469,386	422,447

Depreciation, depletion and amortization expense for the year ended June 30, 2014 was $44,973, of which $43,902 is recorded in cost of goods sold and $1,071 is recorded in selling, general, and administrative expenses, respectively. Depreciation, depletion and amortization expense for the year ended June 30, 2013 was $46,621, of which $45,543 is recorded in cost of goods sold and $1,078 is recorded in selling, general, and administrative expenses, respectively.  Depreciation, depletion and amortization expense for the year ended June 30, 2012 was $34,848, of which $34,083 is recorded in cost of goods sold and $765 is recorded in selling, general, and administrative expenses, respectively.

Capitalized interest for the years ended June 30, 2014, 2013, and 2012 was $103, $9, and $24, respectively.

(7)	Goodwill and Other Intangibles

Goodwill and other intangibles presented below have been allocated to the Company’s operating segments.

a.  Goodwill

Changes in the carrying amount of goodwill, by reportable segment, during the years ended June 30 are as follows:

		Globe
	GMI	Metales	Solsil	Other	Total
Balance at June 30, 2012
Goodwill	$34,591	14,313	57,656	7,836	114,396
Accumulated impairment loss	—	—	(57,656)	—	(57,656)
	34,591	14,313	—	7,836	56,740
Goodwill impairment	—	(6,000)	—	(7,130)	(13,130)
Quebec Silicon purchase price allocation adjustments	(3,063)	—	—	—	(3,063)
Step acquisition	3,205	—	—	—	3,205
Foreign exchange rate changes	1	—	—	(576)	(575)
Balance at June 30, 2013
Goodwill	34,734	14,313	57,656	7,260	113,963
Accumulated impairment loss	—	(6,000)	(57,656)	(7,130)	(70,786)
	34,734	8,313	—	130	43,177
Goodwill impairment	—	—	—	—	—
Purchase price allocation adjustments	166	—	—	—	166
Step acquisition	—	—	—	—	—
Foreign exchange rate changes	—	—	—	—	—
Balance at June 30, 2014
Goodwill	34,900	14,313	57,656	7,260	114,129
Accumulated impairment loss	—	(6,000)	(57,656)	(7,130)	(70,786)
	$34,900	8,313	—	130	43,343

b.  Other Intangible Assets

 There were no changes in the value of the Company’s indefinite lived intangible assets during the years ended June 30, 2014 or 2013. The trade name balance is $477 at June 30, 2014 and 2013.

 c. Annual Impairment Tests

The Company performed its annual goodwill and indefinite-lived intangible asset tests as of February 28, 2014. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, goodwill is tested for impairment annually and is tested for impairment between annual tests if an event occurs or circumstances change that more likely than not would indicate the carrying amount of a reporting unit may be impaired. Impairment testing for goodwill is done at a reporting unit level. The valuation of the Company’s reporting units requires significant judgment in evaluation of overall market conditions, estimated future cash flows, discount rates and other factors. For the year ended June 30, 2014, all reporting units had fair values that exceeded carrying values and an impairment charge was not required.

Yonvey Goodwill

During the year ended June 30, 2013, the Company recognized an impairment charge to write-off goodwill associated with its electrode business in China (Yonvey) as a result of delays in the Company’s ability to develop a new production method that caused it to revise its expected future cash flows. In estimating the fair value of Yonvey, the Company considered cash flow projections using assumptions about, among other things, overall market conditions and successful cost rationalization initiatives (principally through the development of new production methods that will enable sustainable quality and pricing). The Company made a downward revision in the forecasted cash flows from its Yonvey reporting unit which resulted in an impairment of the entire goodwill balance of approximately $7,775 (impairment charge of $7,130, net of adjustments for foreign exchange rate changes). The impairment charge is recorded within the Other reporting segment.

Metales Goodwill

During the year ended June 30, 2013, in connection with our annual goodwill impairment test, the Company recognized an impairment charge of $6,000 related to the partial impairment of goodwill at its silicon-based alloy business in Argentina (Metales) resulting from sustained sales price declines that caused the Company to revise its expected future cash flows. The impairment charge is recorded within the Metales reporting segment. Fair value was estimated based on discounted cash flows and market multiples. Estimates under the Company’s discounted income based approach involve numerous variables including anticipated sales price and volumes, cost structure, discount rates and long term growth that are subject to change as business conditions change, and therefore could impact fair values in the future. No impairment was recognized for the year ended June 30, 2014. The remaining goodwill is $8,313 as of June 30, 2014.

(8)             Impairment of Long-Lived Assets

In accordance with ASC Topic 360, Property, Plant and Equipment, the Company reviews the recoverability of its long-lived assets, such as plant and equipment and definite-lived intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future undiscounted cash flow of the related operations. The Company assesses the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is measured based on the difference between estimated fair value and carrying value. No impairment charges were recorded during the year ended June 30, 2014.

Solsil Long-Lived Assets

In recent years, Solsil has been focused on research and development projects and was not producing material for commercial sale. Although the Company expected to expand operations through the construction of new facilities using new technologies, the falling prices of polysilicon make further research and development pursuits commercially not viable. During the year ended June 30, 2013, the Company recognized an impairment charge of $18,452 to write-off equipment related to Solsil as a result of its decision to indefinitely take these assets out of service which was done, in response to sustained pricing declines that have rendered its production methods uneconomical. The amount of the impairment charge was determined by comparing the estimated fair value of the assets using an in-exchange premise (assumed to be zero) to their carrying amount. The impairment is recorded within the Solsil reporting segment.

Nigeria Exploration Licenses

In 2011, the Company acquired exploration licenses related to certain mines located in Nigeria, which granted it the right to explore for, among other things, manganese ore, a raw material used in the production of certain silicon and manganese based alloys. During the year ended June 30, 2013, based upon difficulties encountered in gaining secure access to the mines, the Company determined that exploration of these mines is not feasible and has decided to abandon its plan to conduct exploration activities. Accordingly, the Company recognized an impairment charge of $16,935 (representing the aggregate carrying amount of the licenses). The impairment has been recorded to the Corporate segment.

(9)             Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates comprise the following at June 30:

	Ownership
	Interest	2014	2013
Inversora Nihuiles S.A.(a)	9.75%	$3,067	3,067
Inversora Diamante S.A.(b)	8.40%	2,906	2,906
Total		$5,973	5,973

(a) This entity owns a 51% interest in Hidroelectrica Los Nihuiles S.A., which is a hydroelectric company in
Argentina.
(b) This entity owns a 59% interest in Hidroelectrica Diamante S.A., which is a hydroelectric company in
Argentina.

(10)             Debt

a.  Short-Term Debt

Short-term debt comprises the following:

		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line
June 30, 2014:
Type debt:
Export financing	$—	NA	$9,208
Other	59	14.47%	—
Total	$59		$9,208

June 30, 2013:
Type debt:
Export financing	$—	NA	$9,690
Other	284	7.00%	—
Total	$284		$9,690

Export Financing Agreements — The Company’s Argentine subsidiary maintains various short-term export financing agreements. Generally, these arrangements are for periods ranging between seven and eleven months, and require the Company to pledge as collateral certain export accounts receivable.

b.  Revolving Credit Agreements

A summary of the Company’s revolving credit agreements at June 30, 2014 is as follows:

		Weighted
	Outstanding	Average	Unused	Total
	Balance	Interest Rate	Commitment	Commitment
Revolving multi-currency credit facility	$125,000	1.66%	$174,060	300,000
Revolving credit facility	—	5.00%	14,050	14,050
Revolving credit agreement	—	2.30%	20,000	20,000

On August 20, 2013, the Company entered into a $300,000 five-year revolving multi-currency credit facility, which includes a $10,000 sublimit for swing line loans and a $25,000 sublimit letter of credit facility. The credit facility refinanced existing debt under the revolving multi-currency credit agreement dated May 31, 2012 and closing costs. The credit facility currently provides up to an additional $174,060 of borrowing capacity as of June 30, 2014. At the Company’s election, the credit facility may be increased by an amount up to $150,000 in the aggregate; such increase may be in the form of term loans or increases in the revolving credit line, subject to lender commitments and certain conditions as described in the credit agreement. The agreement contains provisions for adding domestic and foreign subsidiaries of the Company as additional borrowers under the credit facility. The agreement terminates on August 20, 2018 and requires no scheduled prepayments before that date. The Company classifies borrowings under this credit facility as long-term liabilities.  For the year ended June 30, 2014, approximately $3,354 of deferred financing costs were expensed as a result of the cancellation of the revolving multi-currency credit agreement.

Interest on borrowings under the multi-currency credit facility is payable, at the Company’s election, at either (a) a base rate (the higher of (i) the U.S. federal funds rate plus 0.50% per annum, (ii) the Administrative Agent’s prime rate or (iii) a Eurocurrency Rate for loans with a one month interest period plus 1.00% per annum plus a margin ranging from 0.50% to 1.50% per annum (such margin determined by reference to the leverage ratio set forth in the credit agreement), or (b) the Eurocurrency Rate plus a margin ranging from 1.50% to 2.50% per annum (such margin determined by reference to the leverage ratio set forth in the credit agreement). Certain commitment fees are also payable under the credit agreement. The credit agreement contains various covenants. They include, among others, a maximum net debt to earnings before income tax, depreciation and amortization ratio and a minimum interest coverage ratio. The credit facility is guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). Borrowings under the credit agreement are collateralized by the assets of the Company and the Guarantors, including certain real property, equipment, accounts receivable, inventory and the stock of certain of the Company’s and the Guarantors’ subsidiaries. The Company was in compliance with its financial loan covenants at June 30, 2014.

At June 30, 2014, there was a $125,000 balance outstanding on the revolving multi-currency credit facility. The total commitment outstanding on this credit facility includes $640 outstanding letters of credit associated with landlord guarantees and $300 outstanding letters of credit associated with economic development.

On October 1, 2010, the Company entered into a revolving credit facility, which was amended on March 5, 2012 and further amended on June 30, 2013. The amended agreement provides for a $20,000 revolving credit facility. As of June 30, 2014, there was no outstanding balance under the facility. Interest on advances under the revolving credit facility accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. The credit facility is subject to certain restrictive and financial covenants, which include limits on additional debt, a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization and a minimum net worth. The Company was in compliance with the loan covenants at June 30, 2014. The Company classifies borrowings under this revolving credit facility as current liabilities as the arrangement is payable in full upon the earlier of 10 business days following written demand by the lender or the agreement’s expiration on December 31, 2014.

The Company’s subsidiary, Quebec Silicon, entered into a revolving credit agreement dated October 1, 2010, amended on November 23, 2011 and further amended and restated on September 20, 2012, which provides for up to $15,000 Canadian Dollars to fund Quebec Silicon’s working capital requirements. Funding under the revolving credit agreement is available upon request at any time, up to the full amount of the unused credit commitment and subject to continued compliance with the terms of the agreement. Interest on borrowings under the credit agreement is payable at a variable rate of Canadian prime plus 2.00% (5.00% at June 30, 2014), payable quarterly. The credit agreement expires on September 20, 2015, and may be terminated earlier, at the lender’s discretion subject to certain change in ownership conditions being met. All of Quebec Silicon’s assets, properties and revenues have been pledged as security for Quebec Silicon’s obligations under the revolving credit agreement. As of June 30, 2014, there was no outstanding balance under the facility.

c.  Other Long-Term Debt

Other long-term debt comprises the following:

		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line
Other	$145	17.50%	$—

d. Fair Value of Debt

The recorded carrying values of our debt balances approximate fair value given our debt is at variable rates tied to market indicators.

(11)             Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities comprise the following at June 30:

	2014	2013
Accrued wages, bonuses, and benefits	$12,420	10,097
Acquired contract obligations	3,696	7,333
Accrued income taxes	3,153	7
Current portion of capital lease obligations	2,585	2,630
Accrued insurance	1,386	893
Accrued professional fees	1,183	1,887
Current portion of retained acquisition contingencies	812	1,466
Accrued property taxes	775	885
Deferred revenue	762	77
Deferred taxes	408	49
Other	11,835	6,032
Total	$39,015	31,356

(12)             Other Long-Term Liabilities

Other long-term liabilities comprise the following at June 30:

	2014	2013
Pension and postretirement benefits liability	$20,890	29,290
Environmental remediation obligation	10,000	—
Asset retirement obligations	9,009	6,773
Capital lease obligations	7,231	9,195
Liability classified stock awards	5,019	3,057
Retained acquisition contingencies	4,953	4,613
Acquired contract obligations	—	3,755
Other	2,413	2,026
Total	$59,515	58,709

(13)             Derivative Instruments

The Company enters into derivative instruments to hedge certain interest rate, currency, and commodity price risks. The Company does not engage in interest rate, currency, or commodity speculation, and no derivatives are held for trading purposes. All derivatives are accounted for using mark-to-market accounting. The Company believes it is not practical to designate its derivative instruments as hedging instruments as defined under ASC Subtopic 815-10, Derivatives and Hedging (ASC 815). Accordingly, the Company adjusts its derivative financial instruments to current market value through the consolidated statement of operations based on the fair value of the agreement as of period-end. Although not designated as hedged items as defined under ASC 815, these derivative instruments serve to offset the Company’s interest rate, currency, and commodity risks. Gains or losses from these transactions offset gains or losses on the assets, liabilities, or transactions being hedged. No credit loss is anticipated as the counterparties to these agreements are major financial institutions that are highly rated.

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

Foreign Currency Risk:

The Company is exposed to market risk arising from changes in currency exchange rates as a result of its operations outside the United States, principally in Argentina, China and Canada. A portion of the Company’s net sales generated from its non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of the Company’s operating costs for its non-U.S. operations are denominated in local currencies, principally the Canadian dollar, Argentine peso and the Chinese renminbi. Consequently, the translated U.S. dollar value of the Company’s non-U.S. dollar net sales, and related accounts receivable balances, and its operating costs are subject to currency exchange rate fluctuations. Derivative instruments are not used extensively to manage this risk. At June 30, 2013, the Company had foreign exchange option contracts covering approximately 8,000 Euros, expiring at dates ranging from July 2013 to October 2013, at an average exchange rate of 1.35 Canadian dollar to 1.00 Euro, and foreign exchange forward contracts covering approximately 5,362 Euros, expiring at dates ranging from July 2013 to October 2013, at an average exchange rate of 1.33 US dollar to 1.00 Euro.  At June 30, 2014, the Company had no outstanding foreign exchange forward or options contracts.

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

In June 2010, the Company entered into a power hedge agreement on a 175,440 MWh notional amount of electricity, representing approximately 20% of the total power required by our Niagara Falls, New York plant. This hedge covered our expected needs not supplied by the facility’s long-term power contract over the term of the hedge agreement. The notional amount decreased equally per month through the agreement’s expiration on June 30, 2012. Under the power hedge agreement, the Company fixed the power rate at $39.60 per MWh over the life of the contract. In October 2010, the Company entered into a power hedge agreement on an 87,600 MWh notional amount of electricity, also for power required at our Niagara Falls, New York plant. The notional amount decreased equally per month from the agreement’s July 1, 2012 effective date through its expiration on June 30, 2013. Under this power hedge agreement, the Company fixed the power rate at $39.95 per MWh over the life of the contract. At June 30, 2014, the Company had no outstanding power hedge agreements.

The effect of the Company’s derivative instruments on the consolidated statements of operations is summarized in the following table:

	(Loss) Gain Recognized
	During
	the Years Ended June 30			Location
	2014	2013	2012	of (Loss) Gain
Interest rate derivatives	$—	—	(119)	Interest expense
Foreign exchange forward and option contracts	(603)	(701)	20	Foreign exchange (loss) gain
Power hedge	—	424	(1,272)	Cost of goods sold

The fair values of the Company’s derivative instruments at June 30, 2013 are summarized in note 20 (Fair Value Measures). There are no derivative instruments outstanding at June 30, 2014.

(14)             Benefit Plans

a.  Defined Benefit Retirement and Postretirement Plans

The Company’s subsidiary, GMI, sponsors three noncontributory defined benefit pension plans covering certain employees. These plans were frozen in 2003. The Company’s subsidiary, Core Metals, sponsors a noncontributory defined benefit pension plan covering certain employees. This plan was closed to new participants in April 2009.

The Company’s subsidiary, Quebec Silicon, sponsors a contributory defined benefit pension plan and postretirement benefit plan for certain employees, based on length of service and remuneration. Postretirement benefits consist of a group insurance plan covering plan members for life insurance, disability, hospital, medical, and dental benefits.  The contributory defined benefit pension plan was closed to new participants in December 2013. On December 27, 2013, the Communications, Energy and Paper Workers Union of Canada (“CEP”) ratified a new collective bargaining agreement, which resulted in a curtailment pertaining to the closure of the postretirement benefit plan for union employees retiring after January 31, 2016. The Company remeasured the benefit obligations reflecting the curtailment which resulted in a curtailment gain of $5,831. The curtailment gain is included in operating income for the year ended June 30, 2014.

The Company’s funding policy has been to contribute, as necessary, an amount in excess of the minimum requirements in order to achieve the Company’s long-term funding targets. During the years ended June 30, 2014 and 2013, the Company made contributions of $2,971 and $3,561, respectively, to the pension and other benefit plans.

The Company uses a June 30 measurement date for these defined benefit plans.

Benefit Obligations and Funded Status — The following provides a reconciliation of the benefit obligations, plan assets, and funded status of the plans at June 30, 2014 and 2013:

	Pension Plans		Nonpension Postretirement Plan
	2014	2013	2014	2013
Change in benefit obligations:
Benefit obligations at beginning of year	$59,542	61,595	$13,316	11,906
Interest cost	2,623	2,571	518	617
Service cost	414	893	640	1,172
Plan curtailments	—	—	(5,831)	—
Employee contributions	52	219	—	—
Actuarial (gain) loss	3,063	(2,602)	758	72
Benefits paid	(2,789)	(2,465)	(109)	(76)
Effect of exchange rate changes	(380)	(669)	(227)	(375)
Benefit obligations at end of year	$62,525	59,542	$9,065	13,316

Change in plan assets:
Fair value of plan assets at beginning of year	$43,407	39,425	$—	—
Actual return on plan assets	7,419	3,282	—	—
Employer contributions	2,862	3,485	109	76
Employee contributions	52	219	—	—
Benefits paid	(2,789)	(2,465)	(109)	(76)
Expenses paid	(209)	(85)	—	—
Effect of exchange rate changes	(242)	(454)	—	—
Fair value of plan assets at end of year	$50,500	43,407	$—	—

Funded status at end of year:
Fair value of plan assets	$50,500	43,407	$—	—
Benefit obligations	62,525	59,542	9,065	13,316
Funded status	$(12,025)	(16,135)	$(9,065)	(13,316)

Amounts recognized in the consolidated balance sheet consist of:
Noncurrent liability	$(12,025)	(16,135)	$(8,865)	(13,155)
Current liability	—	—	(200)	(161)
Accumulated other comprehensive loss (income)	9,310	11,884	779	67

At June 30, 2014 and 2013, the accumulated benefit obligations were $59,888 and $59,542, respectively, for the defined benefit pension plans.

All of our pension and postretirement plans are underfunded, and have been underfunded for all years presented. The amounts recognized in accumulated other comprehensive income (loss) consist primarily of net actuarial loss as well as a component related to prior service cost, which is not material. Reclassification adjustments out of accumulated other comprehensive income (loss), which totaled ($1,862) for the year ended June 30, 2014, are recognized as components of net periodic pension expense.

Net Periodic Pension Expense — The components of net periodic pension expense for the Company’s defined benefit pension and postretirement plans are as follows:

	Pension Plans			Nonpension Postretirement Plans
	2014	2013	2012	2014	2013	2012
Interest cost	$2,623	2,571	1,553	$518	617	—
Service cost	414	893	102	640	1,172	—
Expected return on plan assets	(2,791)	(2,516)	(1,737)	—	—	—
Amortization of net loss	1,054	1,608	866	—	—	—
Curtailment gain	—	—	—	(5,831)	—	—
Net periodic pension expense	$1,300	2,556	784	$(4,673)	1,789	—

In fiscal year 2015, net actuarial losses of approximately $1,254 are expected to be recognized into net periodic pension expense from accumulated other comprehensive income. The amount of prior service cost we expect to recognize in 2015 as a component of net periodic pension expense is not material.

Assumptions and Other Data — The assumptions used to determine benefit obligations at June 30, 2014 and 2013 follow:

	Pension Plans		Nonpension Postretirement Plans
	2014	2013	2014	2013
Discount rate	4.00 to 4.30%	4.25 to 4.75%	4.40%	4.85%

The discount rate used in calculating the present value of our pension plan obligations is developed based on the Citigroup Pension Discount Curve for both the GMI plans and Core Metals plan, and the Mercer Yield Curve for Quebec Silicon pension and postretirement benefit plans and the expected cash flows of the benefit payments.

The assumptions used to determine net periodic expense for the Company’s defined benefit pension plans for years ended June 30, 2014, 2013, and 2012 are as follows:

	Pension Plans			Nonpension Postretirement Plans
	2014	2013	2012	2014	2013	2012
Discount rate	3.75 to 4.75%	3.50 to 5.00%	5.00 to 5.30%	4.85%	5.10%	—
Expected return on plan assets	5.70 to 7.00%	5.70 to 7.00%	5.50 to 8.00%	NA	NA	NA

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

The Company expects to make discretionary contributions of approximately $2,033 to the defined benefit pension and postretirement plans for the year ending June 30, 2015.

The following reflects the gross benefit payments that are expected to be paid for the benefit plans for the years ended June 30:

	Pension Plans	Nonpension Postretirement Plans
2015	$2,833	$200
2016	3,057	234
2017	3,267	266
2018	3,404	288
2019	3,486	301
Years 2020-2024	17,574	1,656

The accumulated nonpension postretirement benefit obligation has been determined by application of the provisions of the Company’s health care and life insurance plans including established maximums, relevant actuarial assumptions and health care cost trend rates projected at 6.2% for fiscal 2014 and decreasing to an ultimate rate of 4.3% in fiscal 2033. The effect of a 1% increase in health care cost trend rate on nonpension postretirement net periodic benefit costs and the benefit obligations is $305 and $1,780, respectively. The effect of a 1% decrease in health care cost trend rate on nonpension postretirement net periodic benefit costs and the benefit obligation is ($227) and ($1,383), respectively.

The Company’s overall strategy is to invest in high-grade securities and other assets with a limited risk of market value fluctuation. In general, the Company’s goal is to maintain the following allocation ranges:

Equity securities	55 to 70%
Fixed income securities	30 to 40%
Real estate	5 to 10%

The fair values of the Company’s pension plan assets as of June 30, 2014 are as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
	(Level 1)	(Level 2)
Cash and cash equivalents	$637	—
Equity securities:
Domestic equity mutual funds	5,563	—
International equity mutual funds	4,890	—
Commingled domestic equity funds	4,036	—
Commingled international equity funds	10,255	—
Fixed income securities:
Fixed income mutual funds	11,059	—
Commingled fixed income funds	12,857	—
Real estate mutual funds	1,203	—
Total	$50,500	—

The fair values of the Company’s pension plan assets as of June 30, 2013 are as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
	(Level 1)	(Level 2)	Total
Cash and cash equivalents	$494	—	494
Equity securities:
Domestic equity mutual funds	5,097	—	5,097
International equity mutual funds	4,252	—	4,252
Commingled domestic equity funds	—	3,968	3,968
Commingled international equity funds	—	8,111	8,111
Fixed income securities:
Fixed income mutual funds	9,253	—	9,253
Commingled fixed income funds	—	11,199	11,199
Real estate mutual funds	1,033	—	1,033
Total	$20,129	23,278	43,407

Equity securities include domestic and international equity mutual funds and commingled domestic and international equity funds. Fixed income securities include fixed income mutual funds and commingled fixed income funds. In addition, a portion of the plan assets are in real estate mutual funds. For all plan assets, fair values were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy as of June 30, 2014. See note 20 (Fair Value Measures) for additional disclosures related to the fair value hierarchy. The Company held no level 2 or level 3 assets during the year ended June 30, 2014.

b.  Other Benefit Plans

The Company administers healthcare benefits for certain retired employees through a separate welfare plan requiring reimbursement from the retirees.

The Company’s subsidiary, GMI, provides two defined contribution plans (401(k) plans) that allow for employee contributions on a pretax basis. The Company agrees to match 25% of participants’ contributions up to a maximum of 6% of compensation. Company matching contributions for the years ended June 30, 2014, 2013, and 2012 were $393, $344, and $330, respectively. Additionally, subsequent to the acquisition of Core Metals, the Company began sponsoring the Core Metals defined contribution plan. Under the plan the Company may make discretionary payments to salaried and non-union participants in the form of profit sharing and matching funds. Company matching contributions for the years ended June 30, 2014, 2013, and 2012 were $71, $95, and $102, respectively.

Other benefit plans offered by the Company include a Section 125 cafeteria plan for the pretax payment of healthcare costs and flexible spending arrangements.

(15)             Income Taxes

The sources of income (loss) before provision for income taxes and income attributable to noncontrolling interest for the years ended June 30, 2014, 2013, and 2012 were as follows:

	2014	2013	2012
U.S. operations	$1,822	17,541	73,859
Non-U.S. operations	24,494	(34,616)	12,777
Total	$26,316	(17,075)	86,636

The components of current and deferred income tax expense (benefit) are as follows:

	2014	2013	2012
Current:
Federal	$(1,502)	3,120	13,506
State	1,428	696	1,996
Foreign	4,048	2,459	3,946
Total current	3,974	6,275	19,448

Deferred:
Federal	(1,807)	2,440	8,257
State	3,875	(5,568)	1,244
Foreign	1,663	(413)	(189)
Total deferred	3,731	(3,541)	9,312
Total provision for income taxes	$7,705	2,734	28,760

The following is a reconciliation, stated in percentage, of the U.S. statutory federal income tax rate to our effective tax rate for the years ended June 30, 2014, 2013, and 2012:

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.2	7.5	2.4
Bargain purchase gain	(29.6)	—	—
Foreign rate differential	0.7	(9.0)	(1.8)
Change in valuation allowance	20.5	3.4	1.1
Goodwill and other asset impairments	—	(57.4)	—
Domestic production activities deduction	—	1.7	(1.9)
Step acquisition	—	9.6	—
Foreign non-deductible loss	10.9	(10.9)	0.2
Uncertain tax position changes	(1.3)	(4.0)	(0.3)
Noncontrolling interest	(6.3)	5.3	(1.4)
Other	(3.8)	2.8	(0.1)
Effective tax rate	29.3%	(16%)	33.2%

During the year ended June 30, 2014, the Company recorded a nontaxable bargain purchase gain of $22,243 in connection with the acquisition of Siltech. See note 3 for additional information regarding the acquisition. The Company operated under a tax holiday in Argentina, where the Company’s manufacturing income was taxed at a preferential rate, which varied based on production levels from the Company’s Argentine facilities, compared to a statutory rate of 35%. The tax holiday in Argentina expired in June 2012. For the year ended June 30, 2012, the foreign tax holiday in Argentina provided a benefit of $144 to net income and no impact to earnings per share.

As of June 30, 2014, the Company had approximately $79,799 of undistributed foreign earnings. We intend to reinvest earnings outside the U.S. for the foreseeable future and, therefore, have not recognized any U.S. tax expense on these earnings. It is not practicable for the Company to determine the amount of unrecognized U.S. tax expense on these reinvested foreign earnings.

Significant components of the Company’s deferred tax assets and deferred tax liabilities at June 30, 2014 and 2013 consist of the following:

	2014	2013
Deferred tax assets:
Inventories	$1,173	2,960
Accounts receivable	530	410
Accruals	8,845	11,167
Deferred revenue	52	118
Net operating losses and other carryforwards	24,114	20,069
Share-based compensation	8,414	9,745
Other	3,046	3,827
Gross deferred tax assets	46,174	48,296
Valuation allowance	(17,773)	(12,559)
Net deferred tax assets	28,401	35,737
Deferred tax liabilities:
Fixed assets	(68,830)	(59,123)
Prepaid expenses	(1,482)	(1,615)
Other	(300)	(794)
Total deferred tax liabilities	(70,612)	(61,532)
Net deferred tax liabilities	$(42,211)	(25,795)

A portion of the Company’s net operating loss carry forwards (NOLs) are subject to various limitations and expire at various dates in the future as follows:

	Amount	Expires
Federal	$27,577	2024 through 2034
State	213,818	2014 through 2033
Foreign	25,796	2014 through 2034

The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. It is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. For the year ended June 30, 2014, the increase in the valuation allowance of $5,214 was primarily attributable to a valuation allowance placed upon certain state credits which are unlikely to be utilized due to change in tax law that resulted in a decrease in expected tax liability for those states, and for a full valuation allowance on net operating losses generated in China and South Africa.  For the year ended June 30, 2013, the valuation allowance was primarily attributable to a full valuation allowance established for tax losses sustained due to the recognition of an impairment charge of $16,935 associated with exploration licenses in Nigeria and the continued maintenance of a full valuation allowance on deferred tax assets in China, net of a reduction in the valuation allowance associated with state tax credits (due to an updated assessment regarding the likelihood of realization in the future).

The total valuation allowance at June 30, 2014 and 2013 is $17,773, and $12,559, respectively, relates to the following:

	2014	2013
Federal NOLs	$4,467	4,100
State NOLs	861	1,145
Foreign NOLs	8,443	6,945
Federal credits	236	236
State credits	3,766	133
Total	$17,773	12,559

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. The Company’s principal jurisdictions include the U.S., Canada, Argentina, and China. The number of open tax years subject to examination varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions and the related open tax years subject to examination are as follows: the U.S. from 2011 to present, Canada from 2012, Argentina from 2009 to present, and China from 2010 to present.

The following is a tabular reconciliation of the total amount of unrecognized tax benefits for the year, excluding interest and penalties:

	2014	2013	2012
Balance at the beginning of the year	$1,115	522	774
Gross increases for prior year tax positions	—	659	—
Gross decreases for prior year tax positions	—	—	(252)
Lapse in statute of limitations	(320)	(66)	—
Balance at the end of the year	$795	1,115	522

Interest and penalties related to uncertain tax positions are recognized in income tax expense. Included in our liability for uncertain tax positions are interest and penalties of $138, $170, and $76 for the years ended June 30, 2014, 2013, and 2012, respectively. For the years ended June 30, 2014, 2013, and 2012, we recognized ($31), $98, and $42 respectively, of interest and penalties in income tax benefit/provision. The Company believes that it is reasonably possible that approximately $330 of its uncertain tax position liability at June 30, 2014 may be recognized within the next twelve months as the statutes of limitations will expire. The portion of uncertain tax positions as of June 30, 2014 that would, if recognized, impact the effective tax rate was $795, $1,115, and $522 as of June 30, 2014, 2013, and 2012, respectively.

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

b.  Environmental Contingencies

It is the Company’s policy to accrue for costs associated with environmental assessments, remedial efforts, or other environmental liabilities when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. When a liability for environmental remediation is recorded, such amounts will be recorded without giving effect to any possible future recoveries. At June 30, 2014, there are no significant liabilities recorded for environmental contingencies except for the $10,000 preliminary purchase price allocation recorded in connection with the acquisition of Siltech. The initial accounting for the business combination is not complete, pending the completion of the third-party site study report. The provisional amount is subject to revision until the Company’s evaluations of the purchase price allocation are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

c.  Asset Retirement Obligations

As of June 30, 2014 and 2013, the Company has recorded asset retirement obligation accruals for mine reclamation and preparation plant closure costs totaling $9,134 and $6,898, respectively. There were no assets that were legally restricted for purposes of settling asset retirement obligations at June 30, 2014 or 2013.

d.  Employee Contracts

As of June 30, 2014, the Company had 1,569 employees. The Company’s total employees consist of 541 salaried employees and 1,028 hourly employees, and include 625 unionized employees. 39.8% of the workforce is covered by collective bargaining agreements and 10.1% of the workforce is covered by collective bargaining agreements expiring within one year of June 30, 2014.

e.  Contractual Commitments

The Company leases certain machinery and equipment, automobiles, railcars and office space. For the years ended June 30, 2014, 2013, and 2012, lease expense was $5,059, $4,038, and $3,527, respectively.

The following table summarizes our contractual commitments by period:

							2020 and
	Total	2015	2016	2017	2018	2019	beyond
Long-term debt obligations	$125,204	59	50	50	45	125,000	—
Power commitments	15,956	15,956	—	—	—	—	—
Purchase commitments	21,926	21,926	—	—	—	—	—
Operating lease obligations	6,657	3,617	1,965	988	87	—	—
Capital lease obligations	9,816	2,585	2,671	2,367	408	471	1,314

(17)             Stockholders’ Equity

a.  Preferred Stock

The Company is authorized to issue one million shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. To date, no preferred stock has been issued by the Company.

b.  Treasury Stock

On May 1, 2013 the Company’s board of directors approved a share repurchase program that authorized the Company to repurchase up to $75,000 over an eight month period. As of June 30, 2014 1,591,566 shares have been repurchased at an average of $18.20 per share under this program.

c.  Noncontrolling Interest

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

    d. Dividend

On August 20, 2013, the Company’s Board of Directors approved an annual dividend of $0.275 per common share, payable quarterly in September 2013, December 2013, March 2014 and June 2014. The September 2013 quarterly dividend of $0.06875 per share, totaling $5,178, was paid on September 24, 2013 to shareholders of record at the close of business on September 10, 2013.  The December 2013 quarterly dividend of $0.06875 per share, totaling $5,178, was paid on December 23, 2013 to shareholders of record at the close of business on December 9, 2013.  On February 10, 2014, the Company’s Board of Directors approved an increase to the annual dividend to $0.300 per common share, payable quarterly in March 2014, June 2014, September 2014, and December 2014.  The March 2014 quarterly dividend of $0.075 per share, totaling $5,559, was paid on March 12, 2014 to shareholders of record at the close of business on February 26, 2014. The June 2014 quarterly dividend of $0.075 per share, totaling $5,541, was paid on June 24, 2014 to shareholders of record at the close of business on June 10, 2014.

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

(18)             Earnings (Loss) Per Share

Basic earnings (loss) per common share are calculated based on the weighted average number of common shares outstanding during the years ended June 30, 2014, 2013, and 2012, respectively. Diluted earnings (loss) per common share assumes the exercise of stock options or the vesting of restricted stock grants, provided in each case the effect is dilutive.

The reconciliation of the amounts used to compute basic and diluted earnings (loss) per common share for the years ended June 30, 2014, 2013, and 2012 is as follows:

	2014	2013	2012
Basic earnings (loss) per share computation
Numerator:
Net income (loss) attributable to Globe Specialty Metals, Inc.	$14,408	(21,028)	54,570
Denominator:
Weighted average basic shares outstanding	74,674,466	75,206,656	75,038,674
Basic earnings (loss) per common share	$0.19	(0.28)	0.73
Diluted earnings (loss) per share computation
Numerator:
Net income (loss) attributable to Globe Specialty Metals, Inc.	$14,408	(21,028)	54,570
Denominator:
Weighted average basic shares outstanding	74,674,466	75,206,656	75,038,674
Effect of dilutive securities	118,551	—	1,585,218
Weighted average diluted shares outstanding	74,793,017	75,206,656	76,623,892
Diluted earnings (loss) per common share	$0.19	(0.28)	0.71

The following potential common shares were excluded from the calculation of diluted earnings (loss) per common share because their effect would be anti-dilutive:

	2014	2013	2012
Stock options and restricted stock grants	172,500	367,554	1,101,079

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

At June 30, 2014, there were 2,481,651 shares available for grant. All option grants have vesting terms of up to 3 years and maximum contractual terms ranging from 5 to 10 years. It is the Company’s policy to issue new shares to satisfy the requirements of its share-based compensation plan. The Company does not expect to repurchase shares in the future to support its share-based compensation plan.

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

During the year ended June 30, 2014, share-based compensation awards were limited to the issuance of 439,211 nonqualified stock options and 6,615 restricted stock grants.  There were forfeitures of 2,447,500 of nonqualified stock options as a result of certain employees and directors forfeiting their stock options for stock appreciation rights that settle exclusively in cash and are no longer part of the Stock Plan.  All of the forfeited share options were fully vested.  Please see below within the Stock Appreciation Rights for further detail over the forfeited stock options that have been converted to stock appreciation rights.  A summary of the changes in options outstanding under the Stock Plan for the years ended June 30, 2014, 2013, and 2012 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term in Years	Value
Outstanding as of June 30, 2011	3,390,127	$4.93
Granted	1,013,270	18.58
Exercised	(38,000)	5.12
Forfeited and expired	—	—
Outstanding as of June 30, 2012	4,365,397	$8.10

Outstanding as of June 30, 2012	4,365,397	$8.10
Granted	13,188	13.43
Exercised	(583,333)	4.03
Forfeited and expired	—	—
Outstanding as of June 30, 2013	3,795,252	$8.74

Outstanding as of June 30, 2013	3,795,252	$8.74
Granted	439,211	15.82
Forfeited and converted to SARs	(2,447,500)	4.06
Exercised	(45,521)	9.10
Forfeited and expired	(26,446)	19.94
Outstanding as of June 30, 2014	1,714,996	$17.05	2.96	$6,874

Exercisable as of June 30, 2014	977,488	$17.15	2.62	$4,007

The weighted average grant date fair value of stock options granted during the years ended June 30, 2014, 2013, and 2012 was $5.27, $4.55, and $8.97, respectively. The total intrinsic value of options exercised during the years ended June 30, 2014, 2013, and 2012, was $507, $6,061, and $417, respectively.

The total fair value of stock options vested during the years ended June 30, 2014, 2013, and 2012, was $2,186, $2,275, and $1,998, respectively.  Of the unvested options as of June 30, 2014, 420,581 will vest and become exercisable as of June 30, 2015 and 316,927 will vest and become exercisable as of June 30, 2017.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of stock option awards granted during the years ended June 30, 2014, 2013, and 2012:

	2014	2013	2012
Risk-free interest rate	0.64 to 1.64%	0.15 to 1.38%	0.30 to 0.64%
Expected dividend yield	1.41 to 2.21%	2.30%	—
Expected volatility	41.07 to 47.79%	29.89 to 59.90%	66.00 to 70.00%
Expected term (years)	3.00 to 5.00	0.83 to 5.31	3.00 to 4.40

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

For the years ended June 30, 2014, 2013, and 2012, share-based compensation expense related to stock options was $13,552 ($8,131 after tax), $15,333 ($9,200 after tax), and $2,482 ($1,338 after tax), respectively. The expense is reported within selling, general, and administrative expenses.

b. Executive Bonus Plan

In addition to share-based awards issued under the Stock Plan, the Company issues restricted stock units under the Company’s Executive Bonus Plan. The fair value of restricted stock units is based on quoted market prices of the Company’s stock at the end of each reporting period. These restricted stock units proportionally vest over three years, but are not delivered until the end of the third year. The Company will settle these awards by cash transfer, based on the Company’s stock price on the date of transfer. During the year ended June 30, 2014, there were 64,595 restricted stock units granted, and as of June 30, 2014, 663,411 restricted stock units were outstanding. For the year ended June 30, 2014, share-based compensation expense for these restricted stock units was $7,298 ($4,378 after tax). The expense is reported within selling, general, and administrative expenses. Of the $9,828 liability associated with these restricted stock units at June 30, 2014, $8,107 is included in share-based liabilities and $1,721 is included in other long-term liabilities.

c. Stock Appreciation Rights

The Company issues cash-settled stock appreciation rights as an additional form of incentivized bonus. Stock appreciation rights vest and become exercisable in one-third increments over three years.  The Company settles all awards by cash transfer, based on the difference between the Company’s stock price on the date of exercise and the date of grant.  The Company estimates the fair value of stock appreciation rights using the Black-Scholes option pricing model. During the year ended June 30, 2014, there were 3,828,611 stock appreciation rights issued, inclusive of the 2,447,500 stock appreciation rights granted as a result of the forfeiture of nonqualified stock options as noted above.  During the year ended June 30, 2014, there were 2,447,500 and 8,523 stock appreciation rights that were exercised and forfeited, respectively.  There were 1,372,588 stock appreciation rights outstanding as of June 30, 2014.  For the year ended June 30, 2014, pre-tax compensation expense for these stock appreciation rights was $14,767. The expense is reported within selling, general, and administrative expenses.  All of the $3,094 liability associated with these stock appreciation rights at June 30, 2014 is included in other long-term liabilities.

d. Unearned Compensation Expense

As of June 30, 2014, the Company has unearned pre-tax compensation expense of $2,089, related to nonvested liability classified stock options, which will be recognized over a weighted average term of 1.11 years. The unearned compensation expense represents the minimum expense to be recognized over the grant date vesting terms or earlier as a result of accelerated expense recognition due to remeasurement of compensation cost for liability classified awards. Future expense may exceed the unearned compensation expense in the future due to the remeasurement of liability classified awards. As of June 30, 2014, the Company has unearned pre-tax compensation expense of $1,696 and $1,281 related to nonvested equity classified stock options and restricted stock grants, which will be recognized over a weighted average term of 2.54 and 6.38 years, respectively.

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

The following table summarizes assets measured at fair value on a recurring basis at June 30, 2014:

	Total	Level 1	Level 2	Level 3
Marketable securities	$10,399	10,399	—	—
Total assets at fair value	$10,399	10,399	—	—

The following table summarizes assets measured at fair value on a recurring basis at June 30, 2013.

	Total	Level 1	Level 2	Level 3
Foreign exchange forward and option contracts	$251		251
Total assets at fair value	$251	—	251	—

The Company does not have any liabilities that are required to be remeasured at fair value at June 30, 2014 or at June 30, 2013.

Marketable securities consist of corporate bonds for which fair values were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy. During the year ended June 30, 2014, we sold $3,976 of these bonds for a gain of $186. As of the balance sheet date, the cash proceeds from the sale of these bonds had not settled, and are therefore included in Prepaid expenses and other current assets in the Consolidated Balance Sheets.

Derivative assets related to the foreign exchange forward and option contracts are summarized in note 13 (Derivative Instruments). Fair values are determined by independent brokers using quantitative models based on readily observable market data.

See note 10 (Debt) for information regarding the fair value of the Company’s outstanding debt.

(21)             Related Party Transactions

From time to time, the Company enters into transactions in the normal course of business with related parties.

A current and a former member of the board of directors are affiliated with Marco International. During the years ended June 30, 2014, 2013, and 2012, the Company:

•
Entered into agreements with Marco International to purchase graphitized carbon electrodes. Purchases under these agreements totaled $19,217, $34,785, and $18,136, respectively. At June 30, 2014 and 2013, payables to Marco International under these agreements totaled $1,140 and $0, respectively.

•
Entered into agreements with Marco International to purchase rare earth. Purchases under these agreements totaled $559, $0, and $1,013, respectively. At June 30, 2014 and 2013, there were no payables to Marco International outstanding under these agreements.

•
Entered into agreements to sell ferrosilicon to Marco International. Net sales under these agreements totaled $641, $411, and $851, respectively. At June 30, 2014 and 2013, there were no receivables from Marco International outstanding under these agreements.

•
Entered into agreements to sell calcium silicon powder to Marco International. Net sales under these agreements totaled $4,173, $1,344, and $5,611, respectively. At June 30, 2014 and 2013, there were no receivables from Marco International outstanding under these agreements.

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

Each of our reportable segments distributes its products in both its country of domicile, as well as to other international customers. The following presents the Company’s consolidated net sales by product line for the years ended June 30:

	2014	2013	2012
Silicon metal	$377,954	422,564	360,726
Silicon-based alloys	282,998	248,276	269,919
Other	91,865	86,710	74,899
Total	$752,817	757,550	705,544

a.  Segment Data

Summarized financial information for our reportable segments as of, and for, the years ended June 30, 2014, 2013, and 2012 are shown in the following tables:

	2014
	Net Sales	Depreciation and Amortization	Operating Income (Loss)	Interest Income	Interest Expense (1)	Income (Loss) Before Income Taxes	Total Assets	Capital Expenditures
GMI	$697,403	39,069	67,047	26	(2,760)	64,237	657,714	(42,139)
Globe Metales	51,213	2,414	5,746	18	(676)	2,671	72,529	(3,680)
Solsil	—	—	(42)	—	—	(33)	15,633	—
Corporate	—	249	(53,680)	16	(4,586)	(35,818)	385,442	(653)
Other	12,651	2,090	(3,981)	7	—	(4,461)	76,871	(603)
Eliminations	(8,450)	—	(280)	—	—	(280)	(362,950)	—
	$752,817	43,822	14,810	67	(8,022)	26,316	845,239	(47,075)

	2013
	Net Sales	Depreciation and Amortization	Operating Income (Loss)	Interest Income	Interest Expense (1)	Income (Loss) Before Income Taxes	Total Assets	Capital Expenditures
GMI	$702,275	40,274	73,615	1	(4,107)	68,274	686,609	(35,543)
Globe Metais	—	—	—	—	—	—	—	—
Globe Metales	51,266	2,009	(2,388)	781	(1,168)	(3,751)	74,517	(1,168)
Solsil	—	362	(21,147)	—	—	(21,147)	15,347	(30)
Corporate	—	388	(47,634)	37	(1,611)	(48,984)	419,504	(7,603)
Other	11,641	2,075	(10,762)	1	(1)	(10,837)	28,615	(165)
Eliminations	(7,632)	—	(631)	—	—	(630)	(352,969)	—
	$757,550	45,108	(8,947)	820	(6,887)	(17,075)	871,623	(44,509)

	2012
	Net Sales	Depreciation and Amortization	Operating Income (Loss)	Interest Income	Interest Expense (1)	Income (Loss) Before Income Taxes	Total Assets	Capital Expenditures
GMI	$631,495	29,261	103,542	1	(5,807)	98,297	679,516	(36,126)
Globe Metais	—	—	(2)	—	—	(2)	—	—
Globe Metales	64,063	1,766	11,332	49	(1,145)	10,422	86,302	(1,926)
Solsil	—	488	(984)	—	—	(984)	30,057	(691)
Corporate	—	424	(27,268)	777	(739)	(25,570)	469,137	(2,675)
Other	28,216	2,061	490	—	(503)	158	41,538	(418)
Eliminations	(18,230)	—	4,315	(584)	584	4,315	(369,803)	—
	$705,544	34,000	91,425	243	(7,610)	86,636	936,747	(41,836)

1 — Net of capitalized interest.

The accounting policies of our operating segments are the same as those disclosed in note 2 (Summary of Significant Accounting Policies). We evaluate segment performance principally based on operating income (loss). Intersegment net sales are not material.

b.  Geographic Data

Net sales are attributed to geographic regions based upon the location of the selling unit. Net sales by geographic region for the years ended June 30, 2014, 2013, and 2012 consist of the following:

	2014	2013	2012
United States	$628,673	590,011	625,681
Argentina	43,804	44,240	57,154
Canada	68,091	112,073	5,520
China	283	255	3,131
Poland	11,966	10,971	14,058
Total	$752,817	757,550	705,544

Long-lived assets by geographical region at June 30, 2014, 2013, and 2012 consist of the following:

	2014	2013	2012
United States	$334,559	328,326	330,724
Argentina	25,611	24,344	31,185
Canada	90,071	95,591	100,842
China	15,029	16,955	26,288
Poland	813	885	939
South Africa	47,123	—	—
Total	$513,206	466,101	489,978

Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation, depletion and amortization, and goodwill and other intangible assets.

c.  Major Customer Data

The following is a summary of the Company’s major customers and their respective percentages of consolidated net sales for the years ended June 30, 2014, 2013, and 2012:

	2014	2013	2012
Dow Corning	18%	19%	13%
All other customers	82%	81%	87%
Total	100%	100%	100%

The majority of sales to Dow Corning for the years ended June 30, 2014, 2013 and 2012 are associated with Dow Corning’s 49% ownership interest in WVA Manufacturing LLC and QSLP. Sales to Dow Corning are included in the GMI segment.

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

(24)	Contract Acquisition Costs

During the twelve months ended June 30, 2014, the Company acquired a supply arrangement that resulted in a payment of $16,000,000.

(25)	Subsequent Events

On August 19, 2014, our Board of Directors approved a quarterly dividend per common share of $0.075 in furtherance of an annual calendar 2014 dividend authorized of $0.30 per common share.  The September 2014 quarterly dividend of $0.075 per share is payable on September 24, 2014 to shareholders of record at the close of business on September 10, 2014.

(26)	Unaudited Quarterly Results

Unaudited quarterly results for the years ended June 30, 2014, 2013 and 2012 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Unaudited)
2014:
Net sales	$172,994	178,406	196,057	205,360
Operating (loss) income	(4,424)	(7,375)	7,739	18,870
Net (loss) income attributable to Globe Specialty Metals, Inc.	(6,852)	13,473	1,561	6,226
Basic (loss) earnings per common share	(0.09)	0.18	0.02	0.08
Diluted (loss) earnings per common share	(0.09)	0.18	0.02	0.08

2013:
Net sales	$200,708	179,940	195,845	181,057
Operating (loss) income	(5,652)	22,556	(42,646)	16,795
Net (loss) income attributable to Globe Specialty Metals, Inc.	(5,705)	15,068	(40,135)	9,744
Basic (loss) earnings per common share	(0.08)	0.20	(0.53)	0.13
Diluted (loss) earnings per common share	(0.08)	0.20	(0.53)	0.13

2012:
Net sales	$174,862	165,547	173,437	191,698
Operating income	32,465	22,230	19,950	16,780
Net income attributable to Globe Specialty Metals, Inc.	20,693	13,444	11,613	8,820
Basic earnings per common share	0.28	0.18	0.15	0.12
Diluted earnings per common share	0.27	0.18	0.15	0.12

Due to rounding differences, the sum of the quarterly amounts may not add precisely to the annual amounts.

Exhibit Index

Exhibit Number	Description of Document
2.1	Membership Interest Purchase Agreement dated May 27, 2011 by and among NGPC Asset Holdings II, LP,NGP Capital Resources Company and Globe BG, LLC relating to Alden Resources Inc. (7)
2.2	Membership Interest Purchase Agreement dated May 27, 2011 by and among NGPC Asset Holdings II, LP,NGP Capital Resources Company and Globe BG, LLC relating to Gatliff Services, Inc. (7)
2.3	Purchase Agreement dated May 27, 2011 by and among NGP Capital Resources Company, Globe BG, LLC and Globe Specialty Metals, Inc. regarding The Overriding Royalty Interests (7)
2.4	Agreement of Purchase and Sale dated as of April 25, 2012 by and among Becancour Silicon Inc., Timminco Ltd., QSI Partners Ltd., and Globe Specialty Metals, Inc. (6)

Articles of Incorporation and Bylaws
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (1)
3.3	Amended and Restated Bylaws (2)

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

Management Contracts and Compensatory Plans
10.4	2006 Employee, Director and Consultant Stock Option Plan (1)
10.5	Amendments to 2006 Employee, Director and Consultant Stock Option Plan (8)
10.6	2010 Annual Executive Bonus Plan (9)
10.7	Chief Financial Officer and Chief Legal Officer Annual Bonus Plan (10)
10.8	Framework for the 2011 Annual Executive Long Term Incentive Plan (11)
10.9	Employment Agreement, dated January 27, 2011, between GSM and Alan Kestenbaum (11)
10.10	Employment Agreement, dated July 5, 2011, between GSM and Jeff Bradley (12)
10.11	Executive Deferred Compensation Plan (4)
10.12	Director Deferred Compensation Plan (4)
10.13	Employment Agreement, dated May 8, 2013, between GSM and Joseph Ragan (13)
10.14	Employment Agreement, dated July 8, 2013, between GSM and Stephen Lebowitz (13)
10.15	Amendment to Employment Agreement dated August 21, 2013 between GSM and Stephen Lebowitz (5)

21.1	Subsidiaries †

23.1	Consent of Deloitte & Touche LLP †
23.2	Consent of KPMG LLP†

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
32.1	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

95	Mine Safety Disclosure †

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

3	Incorporated by reference to exhibit to the Company’s Form 8-K filed on August 21, 2013.
4	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on February 8, 2012.
5	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on November 6, 2013.
6	Incorporated by reference to exhibit to the Company’s Form 10-K filed on August 28, 2012.
7	Incorporated by reference to exhibit to the Company’s Form 8-K filed on June 3, 2011.
8	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on February 11, 2011.
9	Incorporated by reference to exhibit to the Company’s Form 10-K filed on September 28, 2010.
10	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on November 12, 2010.
11	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on May 12, 2011.
12	Incorporated by reference to exhibit to the Company’s Form 10-K filed on August 26, 2011.
13	Incorporated by reference to exhibit to the Company’s Form 10-K filed on August 28, 2013