Form 10-Q
period 2014-09-30
GLOBE SPECIALTY METALS INC
filed 2014-11-06
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, the registrant had 73,747,990 shares of common stock outstanding.

Globe Specialty Metals, Inc.

		Page No.
PART I
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 4.	Mine Safety Disclosure	21
Item 6.	Exhibits	21
SIGNATURES		22
EX-31.1
EX-31.2
EX-32.1 EX-95 EX-101

PART I

Item 1.  Financial Statements

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
September 30, 2014 and June 30, 2014
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	June 30,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$106,395	97,792
Marketable securities	7,694	10,399
Accounts receivable, net of allowance for doubtful accounts of $811
and $811 at September 30, 2014 and June 30, 2014, respectively	91,989	100,829
Inventories	93,293	80,924
Deferred tax assets	2,906	7,042
Prepaid expenses and other current assets	20,116	26,155
Total current assets	322,393	323,141
Property, plant, and equipment, net of accumulated depreciation, depletion and amortization	468,937	469,386
Deferred tax assets	334	901
Goodwill	43,343	43,343
Other intangible assets	477	477
Investments in unconsolidated affiliates	5,973	5,973
Other assets	2,166	2,018
Total assets	$843,623	845,239
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,956	46,509
Short-term debt	58	59
Share-based liabilities	10,206	12,552
Accrued expenses and other current liabilities	37,875	39,015
Total current liabilities	98,095	98,135
Long-term liabilities:
Revolving credit agreements and other long-term debt	125,132	125,145
Deferred tax liabilities	48,231	49,746
Other long-term liabilities	58,333	59,515
Total liabilities	329,791	332,541
Commitments and contingencies (note 11)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares; issued, 75,635,059
and 75,623,454 shares at September 30, 2014 and June 30, 2014, respectively	8	8
Additional paid-in capital	400,821	398,685
Retained earnings	69,750	63,580
Accumulated other comprehensive loss	(12,839)	(5,912)
Treasury stock at cost, 1,887,069 and 1,874,003 shares at September 30, 2014
and June 30, 2014, respectively	(29,208)	(28,966)
Total Globe Specialty Metals, Inc. stockholders’ equity	428,532	427,395
Noncontrolling interest	85,300	85,303
Total stockholders’ equity	513,832	512,698
Total liabilities and stockholders’ equity	$843,623	845,239

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
Three months ended September 30, 2014 and 2013
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
Net sales	$206,083	172,994
Cost of goods sold	168,617	152,280
Selling, general, and administrative expenses	15,565	25,138
Operating income (loss)	21,901	(4,424)
Other income (expense):
Interest income	81	128
Interest expense, net of capitalized interest	(1,243)	(4,878)
Foreign exchange loss	(905)	(381)
Other income	575	21
Income (loss) before provision for income taxes	20,409	(9,534)
Provision for (benefit from) income taxes	7,845	(2,709)
Net income (loss)	12,564	(6,825)
Income attributable to noncontrolling interest, net of tax	(862)	(27)
Net income (loss) attributable to Globe Specialty Metals, Inc.	$11,702	(6,852)
Weighted average shares outstanding:
Basic	73,754	75,310
Diluted	73,897	75,310
Earnings (loss) per common share:
Basic	$0.16	(0.09)
Diluted	0.16	(0.09)
Cash dividends declared per common share	0.08	0.07

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three months ended September 30, 2014 and 2013
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
Net income (loss)	$12,564	(6,825)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(7,716)	1,134
Unrealized loss on available for sale securitites, net of tax	(76)	—
Total other comprehensive (loss) income	(7,792)	1,134
Comprehensive income (loss)	4,772	(5,691)
Comprehensive (loss) income attributable to noncontrolling interest	(3)	601
Comprehensive income (loss) attributable to Globe Specialty Metals, Inc.	$4,775	(6,292)

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three months ended September 30, 2014 and 2013
(In thousands)
(Unaudited)

	Globe Specialty Metals, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other	Treasury		Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	at Cost	Interest	Equity
Balance at June 30, 2014	75,623	$8	398,685	63,580	(5,912)	(28,966)	85,303	512,698
Share-based compensation	7	—	2,079	—	—	—	—	2,079
Stock option exercises	5	—	57	—	—	—	—	57
Share repurchase	—	—	—	—	—	(242)	—	(242)
Cash dividend	—	—	—	(5,532)	—	—	—	(5,532)
Comprehensive income (loss)	—	—	—	11,702	(6,927)	—	(3)	4,772
Balance at September 30, 2014	75,635	$8	400,821	69,750	(12,839)	(29,208)	85,300	513,832

Balance at June 30, 2013	75,589	$8	399,234	70,628	(4,918)	(4)	81,132	546,080
Share-based compensation	4	—	(1,558)	—	—	—	—	(1,558)
Cash dividend	—	—	—	(5,178)	—	—	—	(5,178)
Comprehensive (loss) income	—	—	—	(6,852)	560	—	601	(5,691)
Balance at September 30, 2013	75,593	$8	397,676	58,598	(4,358)	(4)	81,733	533,653

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Three months ended September 30, 2014 and 2013
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$12,564	(6,825)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,273	10,913
Depletion	292	374
Share-based compensation	2,079	(1,558)
Unrealized foreign exchange gain	(300)	—
Amortization of deferred financing fees	46	3,524
Deferred taxes	3,170	(6,530)
Amortization of customer contract liabilities	(1,896)	(1,730)
Accretion	60	66
Changes in operating assets and liabilities:
Accounts receivable, net	8,505	7,203
Inventories	(13,636)	11,000
Prepaid expenses and other current assets	2,762	6,599
Accounts payable	1,989	236
Accrued expenses and other current liabilities	(893)	13,416
Other	(1,126)	2,006
Net cash provided by operating activities	24,889	38,694
Cash flows from investing activities:
Capital expenditures	(16,836)	(7,203)
Proceeds from sale of marketable securities	7,005	—
Net cash used in investing activities	(9,831)	(7,203)
Cash flows from financing activities:
Payments of short-term debt	(14)	(269)
Borrowings under revolving credit agreements	—	131,400
Payments under revolving credit agreements	—	(161,650)
Dividend payment	(5,532)	(5,178)
Debt issuance costs	—	(1,080)
Proceeds from stock option exercises	57	—
Purchase of treasury shares	(242)	—
Other financing activities	(646)	(633)
Net cash used in financing activities	(6,377)	(37,410)
Effect of exchange rate changes on cash and cash equivalents	(78)	(673)
Net increase (decrease) in cash and cash equivalents	8,603	(6,592)
Cash and cash equivalents at beginning of period	97,792	169,676
Cash and cash equivalents at end of period	$106,395	163,084

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$526	1,009
Cash paid for income taxes, net of refunds totaling $281 and $164, respectively	212	600

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
Three months ended September 30, 2014 and 2013
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

(2)             Summary of Significant Accounting Policies

   a. Basis of Presentation

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) of the results for the interim periods presented and such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. There have been no material changes to the Company’s significant accounting policies during the three months ended September 30, 2014.

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

(3)             Business Combinations

Siltech:

On November 21, 2013, the Company purchased 100% of the outstanding shares of Silicon Technology (Pty) Ltd. (Siltech) for $4,000. The Company paid for the acquisition from available cash. Siltech is a silicon-based alloy producer in South Africa with an annual production capacity of approximately 45,000 metric tons. The acquisition was made to increase the Company’s current silicon-based alloy capacity by approximately 30%, and Siltech’s strategic location will enable the Company to supplement its existing facility to service the large European, Asian and Middle Eastern markets. The Siltech facility was in an idled status when purchased. During October 2014, the Company restarted one of the two furnaces at the facility.

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

The preliminary fair value of the identifiable net assets acquired of approximately $26,243 exceeded the purchase price of $4,000, resulting in a gain on bargain purchase of $22,243, which was recorded in the consolidated income statement during the year ended June 30, 2014. ASC 805 requires that when the fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase of a business, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. The Company performed such reassessment and initially concluded that the preliminary values assigned for the Siltech acquisition are reasonable. The results of the acquired business are included within the Other operating segment.

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

(4)             Inventories

Inventories comprise the following:

	September 30,	June 30,
	2014	2014
Finished goods	$28,160	27,406
Work in process	4,094	5,120
Raw materials	47,117	33,843
Parts and supplies	13,922	14,555
Total	$93,293	80,924

At September 30, 2014, $86,115 in inventory is valued using the first-in, first-out method and $7,178 using the average cost method. At June 30, 2014, $73,894 in inventory is valued using the first-in, first-out method and $7,030 using the average cost method.

(5)             Property, Plant, and Equipment

Property, plant, and equipment, net, comprise the following:

	September 30,	June 30,
	2014	2014
Land, land improvements, and land use rights	$13,280	13,615
Building and improvements	89,404	89,222
Machinery and equipment	219,110	217,395
Furnaces	204,172	208,548
Mineral reserves	55,843	55,843
Mine development	10,895	9,317
Other	14,935	14,712
Construction in progress	61,594	53,753
Property, plant, and equipment, gross	669,233	662,405
Less accumulated depreciation, depletion and amortization	(200,296)	(193,019)
Property, plant, and equipment, net	$468,937	469,386

Depreciation, depletion and amortization expense for the three months ended September 30, 2014 was $11,565, of which $11,322 is recorded in cost of goods sold and $243 is recorded in selling, general, and administrative expenses, respectively. Depreciation, depletion and amortization expense for the three months ended September 30, 2013 was $11,287, of which $11,018 is recorded in cost of goods sold and $269 is recorded in selling, general, and administrative expenses, respectively.

There was no capitalized interest for the three months ended September 30, 2014 or 2013.

Mineral reserves are recorded at fair value at the date of acquisition. Mineral reserves are included in “Property, plant and equipment, net of accumulated depreciation, depletion and amortization” on the condensed consolidated balance sheets. Depletion of mineral reserves is computed using the units-of-production method utilizing only proven and probable reserves (as adjusted for recoverability factors) in the depletion base.

(6)             Goodwill and Other Intangibles

Goodwill and other intangibles presented below have been allocated to the Company’s operating segments.

a. Goodwill

Changes in the carrying amount of goodwill, by reportable segment, during the three months ended September 30, 2014 are as follows:

		Globe
	GMI	Metales	Solsil	Other	Total

Goodwill	$34,900	14,313	57,656	7,260	114,129
Accumulated impairment loss	—	(6,000)	(57,656)	(7,130)	(70,786)
Balance at June 30, 2014	34,900	8,313	—	130	43,343

Goodwill	34,900	14,313	57,656	7,260	114,129
Accumulated impairment loss	—	(6,000)	(57,656)	(7,130)	(70,786)
Balance at September 30, 2014	$34,900	8,313	—	130	43,343

b. Other Intangible Assets

There were no changes in the value of the Company’s indefinite lived intangible assets during the three months ended September 30, 2014 and 2013.

(7)             Debt

a. Short-Term Debt

Short-term debt comprises the following:

		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line
September 30, 2014:
Type debt:
Export financing	$—	NA	$9,078
Other	58	15.48%	—
Total	$58		$9,078

June 30, 2014:
Type debt:
Export financing	$—	NA	$9,208
Other	59	14.47%	—
Total	$59		$9,208

Export Financing Agreements – The Company’s Argentine subsidiary maintains various short-term export financing agreements. Generally, these arrangements are for periods ranging between seven and eleven months, and require the Company to pledge as collateral certain export accounts receivable.

b. Revolving Credit Agreements

A summary of the Company’s revolving credit agreements at September 30, 2014 is as follows:

		Weighted
	Outstanding	Average	Unused	Total
	Balance	Interest Rate	Commitment	Commitment
Revolving multi-currency credit facility	$125,000	1.66%	$174,060	300,000
Revolving credit agreement	—	5.00%	13,359	13,359
Revolving credit facility	—	2.31%	20,000	20,000

On August 20, 2013, the Company entered into a $300,000 five-year revolving multi-currency credit facility, which includes a $10,000 sublimit for swing line loans and a $25,000 sublimit letter of credit facility. The credit facility refinanced existing debt under the revolving multi-currency credit agreement dated May 31, 2012 and closing costs. The credit facility currently provides up to an additional $174,060 of borrowing capacity as of September 30, 2014. At the Company’s election, the credit facility may be increased by an amount up to $150,000 in the aggregate; such increase may be in the form of term loans or increases in the revolving credit line, subject to lender commitments and certain conditions as described in the credit agreement. The agreement contains provisions for adding domestic and foreign subsidiaries of the Company as additional borrowers under the credit facility. The agreement terminates on August 20, 2018 and requires no scheduled prepayments before that date. The Company classifies borrowings under this credit facility as long-term liabilities.

Interest on borrowings under the multi-currency credit facility is payable, at the Company’s election, at either (a) a base rate (the higher of (i) the U.S. federal funds rate plus 0.50% per annum, (ii) the Administrative Agent’s prime rate or (iii) a Eurocurrency Rate for loans with a one month interest period plus 1.00% per annum plus a margin ranging from 0.50% to 1.50% per annum (such margin determined by reference to the leverage ratio set forth in the credit agreement), or (b) the Eurocurrency Rate plus a margin ranging from 1.50% to 2.50% per annum (such margin determined by reference to the leverage ratio set forth in the credit agreement). Certain commitment fees are also payable under the credit agreement. The credit agreement contains various covenants. They include, among others, a maximum net debt to earnings before income tax, depreciation and amortization ratio and a minimum interest coverage ratio. The credit facility is guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). Borrowings under the credit agreement are collateralized by the assets of the Company and the Guarantors, including certain real property, equipment, accounts receivable, inventory and the stock of certain of the Company’s and the Guarantors’ subsidiaries. The Company was in compliance with its financial loan covenants at September 30, 2014.

At September 30, 2014, there was a $125,000 balance outstanding on the revolving multi-currency credit facility. The total commitment outstanding on this credit facility includes $640 outstanding letters of credit associated with landlord guarantees and $300 outstanding letters of credit associated with economic development.

On October 1, 2010, the Company entered into a revolving credit facility, which was amended on March 5, 2012 and further amended on June 30, 2013. The amended agreement provides for a $20,000 revolving credit facility. As of September 30, 2014, there was no outstanding balance under the facility. Interest on advances under the revolving credit facility accrues at LIBOR plus an applicable margin percentage or, at the Company’s option, prime plus an applicable margin percentage. The credit facility is subject to certain restrictive and financial covenants, which include limits on additional debt, a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization and a minimum net worth. The Company was in compliance with its financial loan covenants at September 30, 2014. The Company classifies borrowings under this revolving credit facility as current liabilities as the arrangement is payable in full upon the earlier of 10 business days following written demand by the lender or the agreement’s expiration on December 31, 2014.

The Company’s subsidiary, Quebec Silicon, entered into a revolving credit agreement dated October 1, 2010, amended on November 23, 2011 and further amended and restated on September 20, 2012, which provides for up to $15,000 Canadian Dollars to fund Quebec Silicon’s working capital requirements. Funding under the revolving credit agreement is available upon request at any time, up to the full amount of the unused credit commitment and subject to continued compliance with the terms of the agreement. Interest on borrowings under the credit agreement is payable at a variable rate of Canadian prime plus 2.00% (5.00% at September 30, 2014), payable quarterly. The credit agreement expires on September 20, 2015, and may be terminated earlier, at the lender’s discretion subject to certain change in ownership conditions being met. All of Quebec Silicon’s assets, properties and revenues have been pledged as security for Quebec Silicon’s obligations under the revolving credit agreement. As of September 30, 2014, there was no outstanding balance under the facility.

c. Other Long-Term Debt

		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line
Other	$132	19.00%	$—

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

Foreign Currency Risk:

The Company is exposed to market risk arising from changes in currency exchange rates as a result of its operations outside the United States, principally in Argentina, China, Canada, and South Africa. A portion of the Company’s net sales generated from its non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of the Company’s operating costs for its non-U.S. operations are denominated in local currencies, principally the Canadian dollar, Argentine peso, Chinese renminbi, and South African rand. Consequently, the translated U.S. dollar value of the Company’s non-U.S. dollar net sales, and related accounts receivable balances, and its operating costs are subject to currency exchange rate fluctuations. Derivative instruments are not used extensively to manage this risk. At September 30, 2014, the Company had no outstanding foreign exchange forward and option contracts.

Commodity Price Risk:

The Company is exposed to price risk for certain raw materials and energy used in its production process. The raw materials and energy that the Company uses are largely commodities subject to price volatility caused by changes in global supply and demand and governmental controls. Derivative financial instruments are not used extensively to manage the Company’s exposure to fluctuations in the cost of commodity products used in its operations. The Company attempts to reduce the impact of increases in its raw material and energy costs by negotiating long-term contracts and through the acquisition of companies or assets for the purpose of increasing its access to raw materials with favorable pricing terms. The Company currently has no commodity derivatives to reduce exposure to commodity price fluctuations.

The effect of the Company’s derivative instruments on the condensed consolidated statements of operations is summarized in the following table:

	Loss Recognized
	During the Three Months
	Ended September 30,		Location
	2014	2013	of Loss
Foreign exchange forward and option contracts	$—	(427)	Foreign exchange loss

There are no derivative instruments outstanding at September 30, 2014.

(9)           Benefit Plans

The Company’s subsidiary, Globe Metallurgical Inc. (GMI), sponsors three noncontributory defined benefit pension plans covering certain employees. These plans were frozen in 2003. The Company’s subsidiary, Core Metals, sponsors a noncontributory defined benefit pension plan covering certain domestic employees. This plan was closed to new participants in April 2009. The Company’s subsidiary, Quebec Silicon, sponsors a contributory defined benefit pension plan. This plan was closed to new participants in December 2013.

Quebec Silicon sponsors a postretirement benefit plan for certain employees, based on length of service and remuneration. Postretirement benefits consist of a group insurance plan covering plan members for life insurance, disability, hospital, medical, and dental benefits. On December 27, 2013, the Communications, Energy and Paper Workers Union of Canada (“CEP”) ratified a new collective bargaining agreement, which resulted in a curtailment pertaining to the closure of the postretirement benefit plan for union employees retiring after January 31, 2016. The Company remeasured the benefit obligations reflecting the curtailment which resulted in a curtailment gain of $5,831. The curtailment gain is included in operating income for the second quarter of fiscal 2014.

The components of net periodic pension expense for the Company’s defined benefit pension and postretirement plans are as follows:

	Three Months Ended
	September 30,
	2014	2013
Interest cost	$720	766
Service cost	236	611
Expected return on plan assets	(809)	(682)
Amortization of net loss	173	314
Net periodic pension expense	$320	1,009

The Company expects to make required and discretionary contributions of approximately $2,033 to the defined benefit pension and postretirement plans for the fiscal year ending June 30, 2015, of which $330 has been contributed through September 30, 2014.

(10)           Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted as necessary for quarterly events. In accordance with ASC Topic 740, Income Taxes — Accounting for Income Taxes in Interim Periods, the Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries. The effective tax rates for the three months ended September 30, 2014 and 2013 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the respective periods.

The Company’s effective tax rate for the three months ended September 30, 2014 was a tax expense of 38.4% compared to a tax benefit of 28.4% for the three months ended September 30, 2013. The increase in the effective tax rate is primarily due to the operations in certain jurisdictions shifting to a profit this year while certain loss jurisdictions continue to not provide a benefit. The estimated annual effective tax expense rate excluding discrete items is 37.8%.

The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods, and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. During the three months ended September 30, 2014, the Company’s net valuation allowances increased by $690 primarily due to an increase in valuation allowances against net operating losses (NOLs) in our foreign jurisdictions where it is more likely than not that the NOLs will not be utilized.

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. The Company’s principal jurisdictions include the U.S., Argentina, Canada, Poland, China, and South Africa. A number of years may elapse before a tax return is audited and finally resolved. The open tax years subject to examination varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions and the related open tax years subject to examination are as follows: the U.S. from 2011 to present, Canada from 2012 to present, Argentina from 2009 to present, and China from 2011 to present.

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results could be materially impacted. There were no material changes in the Company’s uncertain tax positions during the three months ended September 30, 2014.

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

b. Environmental Contingencies

It is the Company’s policy to accrue for costs associated with environmental assessments, remedial efforts, or other environmental liabilities when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. When a liability for environmental remediation is recorded, such amounts will be recorded without giving effect to any possible future recoveries. At September 30, 2014, there are no significant liabilities recorded for environmental contingencies except for the $10,000 preliminary purchase price allocation recorded in connection with the acquisition of Siltech. The initial accounting for the business combination is not complete, pending the completion of the third-party site study report. The provisional amount is subject to revision until the Company’s evaluations of the purchase price allocation are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

c. Asset Retirement Obligations

As of September 30, 2014 and June 30, 2014, the Company has recorded asset retirement obligation accruals for mine reclamation and preparation plant closure costs totaling $9,029 and $9,134, respectively. There were no assets that were legally restricted for purposes of settling asset retirement obligations at September 30, 2014 or June 30, 2014.

d. Employee Contracts

As of September 30, 2014, there are 161 employees that are covered by union agreements expiring within one year.

e. Contractual Obligations

The Company has minimum power charges that are enforceable and legally binding, and do not represent total anticipated purchases. Minimum charge requirements expire after providing one year notice of contract cancellation. The Company has outstanding purchase obligations with suppliers for raw materials in the normal course of business. These purchase obligation amounts represent only those items which are based on annual agreements that are enforceable and legally binding, and do not represent total anticipated purchases.  The Company's contractual obligations have not changed materially from June 30, 2014.

(12)             Stockholders’ Equity

Dividend

On February 10, 2014, the Company’s Board of Directors approved an increase to the annual dividend to $0.300 per common share, payable quarterly in March 2014, June 2014, September 2014, and December 2014.  The March 2014 quarterly dividend of $0.075 per share, totaling $5,559, was paid on March 12, 2014 to shareholders of record at the close of business on February 26, 2014.  The June 2014 quarterly dividend of $0.075 per share, totaling $5,541, was paid on June 24, 2014 to shareholders of record at the close of business on June 10, 2014.  The September 2014 quarterly dividend of $0.075 per share, totaling $5,532, was paid on September 24, 2014 to shareholders of record at the close of business on September 10, 2014.

Treasury Stock

On December 13, 2013, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $75,000 of the Company’s common stock valid through December 31, 2014. The program did not obligate the Company to acquire any particular amount of shares. During the three months ended September 30, 2014, 13,066 shares were repurchased at an aggregated cost of $242.

(13)             Earnings (Loss) Per Share

Basic earnings (loss) per common share are calculated based on the weighted average number of common shares outstanding during the three months ended September 30, 2014 and 2013, respectively. Diluted earnings (loss) per common share assumes the exercise of stock options or the vesting of restricted stock grants, provided in each case the effect is dilutive.

The reconciliation of the amounts used to compute basic and diluted earnings (loss) per common share for the three months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended
	September 30,
	2014	2013
Basic earnings (loss) per share computation
Numerator:
Net income (loss) attributable to Globe Specialty Metals, Inc.	$11,702	(6,852)
Denominator:
Weighted average basic shares outstanding	73,754,164	75,310,143
Basic earnings (loss) per common share	$0.16	(0.09)
Diluted earnings (loss) per share computation
Numerator:
Net income (loss) attributable to Globe Specialty Metals, Inc.	$11,702	(6,852)
Denominator:
Weighted average basic shares outstanding	73,754,164	75,310,143
Effect of dilutive securities	142,548	—
Weighted average diluted shares outstanding	73,896,712	75,310,143
Diluted earnings (loss) per common share	$0.16	(0.09)

Potential common shares associated with outstanding stock options totaling 178,630 and 227,874 for the three months ended September 30, 2014 and 2013, respectively, were excluded from the calculation of diluted earnings per common share because their effect would be anti-dilutive.

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

On August 17, 2012, the Board authorized the Company to offer to amend certain outstanding options representing the right to purchase shares issued to directors, officers and current employees pursuant to the Stock Plan, to permit these options alternatively to be settled for cash or exercised for the issuance of shares, at the election of the option holder. This modification of the outstanding options changed its classification from equity awards to liability awards and the fair value of the liability awards is remeasured at the end of each reporting period through settlement. These outstanding options are excluded from the weighted average diluted shares outstanding calculation in note 13 (Earnings (Loss) Per Share). The Company believes the outstanding options will be settled in cash.

At September 30, 2014, there were 2,470,421 shares available for grant. All option grants have vesting terms of up to 3 years and maximum contractual terms ranging from 5 to 10 years.  It is the Company’s policy to issue new shares to satisfy the requirements of its share-based compensation plan.  Currently the Company does not expect to repurchase shares in the future to support its share-based compensation plan.

During the three months ended September 30, 2014, share-based compensation awards consisted of the issuance of 6,130 nonqualified stock options and 5,100 restricted stock grants. A summary of the changes in options outstanding under the Stock Plan during the three months ended September 30, 2014 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term in Years	Value
Outstanding as of June 30, 2014	1,714,996	$17.05	2.96	$6,874
Granted	6,130	20.58
Exercised	(54,990)	11.94
Outstanding as of September 30, 2014	1,666,136	$17.23	2.78	$3,217

Exercisable as of September 30, 2014	1,052,176	$17.19	2.54	$2,188

The Company estimates the fair value of grants using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of stock options granted during the three months ended September 30, 2014:

2014
Risk-free interest rate	1.74%
Expected dividend yield	1.46%
Expected volatility	44.25%
Expected term (years)	5.00

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

During the three months ended September 30, 2014, 129,678 options vested.  There are  total vested options of 1,052,176 and 613,960 unvested options outstanding at September 30, 2014.

For the three months ended September 30, 2014 and 2013, pre-tax share-based compensation expense was $359 and $11,262, respectively. The expense is reported within selling, general, and administrative expenses.  The $2,220 liability associated with share-based compensation awards at September 30, 2014 is included in Share-based liabilities.

b. Executive Bonus Plan

In addition to share-based awards issued under the Stock Plan, the Company issues restricted stock units under the Company’s Executive Bonus Plan. The fair value of restricted stock units is based on quoted market prices of the Company’s stock at the end of each reporting period. These restricted stock units proportionally vest over three years, but are not delivered until the end of the third year. The Company will settle these awards by cash transfer, based on the Company’s stock price on the date of transfer. During the three months ended September 30, 2014, there were no restricted stock units granted, no restricted stock units were exercised, and as of September 30, 2014, 663,411 restricted stock units were outstanding. For the three ended September 30, 2014 and 2013, pre-tax compensation (income) expense for these restricted stock units was ($217) and $2,165, respectively. The (income) expense is reported within selling, general, and administrative expenses. Of the $9,611 liability associated with these restricted stock units at September 30, 2014, $7,776 is included in Share-based liabilities and $1,835 is included in other long-term liabilities.

c. Stock Appreciation Rights

The Company issues cash-settled stock appreciation rights as an additional form of incentivized bonus. Stock appreciation rights vest and become exercisable in one-third increments over three years.  The Company settles all awards by cash transfer, based on the difference between the Company’s stock price on the date of exercise and the date of grant.  The Company estimates the fair value of stock appreciation rights using the Black-Scholes option pricing model. During the three months ended September 30, 2014, there were no stock appreciation rights issued. During the three months ended September 30, 2014, there were 4,262 stock appreciation rights that were exercised.  There were 1,368,327 stock appreciation rights outstanding as of September 30, 2014.  For the three months ended September 30, 2014 and 2013, pre-tax compensation expense for these stock appreciation rights was $75 and $109, respectively. The expense is reported within selling, general, and administrative expenses.  The $3,128 liability associated with these stock appreciation rights at September 30, 2014 is included in other long-term liabilities.

d. Unearned Compensation Expense

As of September 30, 2014, the Company has unearned pre-tax compensation expense of $1,615, related to nonvested liability classified stock options, which will be recognized over a weighted average term of 0.86 years. The unearned compensation expense represents the minimum expense to be recognized over the grant date vesting terms or earlier as a result of accelerated expense recognition due to remeasurement of compensation cost for liability classified awards. Future expense may exceed the unearned compensation expense in the future due to the remeasurement of liability classified awards. As of September 30, 2014, the Company has unearned pre-tax compensation expense of $1,558 and $1,230 related to nonvested equity classified stock options and restricted stock grants, which will be recognized over a weighted average term of 2.10 and 6.13 years, respectively.

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

The following table summarizes assets measured at fair value on a recurring basis at September 30, 2014:

	Total	Level 1	Level 2	Level 3
Marketable securities	$7,694	7,694	—	—
Total assets at fair value	$7,694	7,694	—	—

The following table summarizes assets measured at fair value on a recurring basis at June 30, 2014:

	Total	Level 1	Level 2	Level 3
Marketable securities	$10,399	10,399	—	—
Total assets at fair value	$10,399	10,399	—	—

The Company does not have any liabilities that are required to be remeasured at fair value at September 30, 2014 or at June 30, 2014.

Marketable securities consist of corporate bonds for which fair values were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy. During the three months ended September 30, 2014, the Company sold $2,842 of these bonds for a gain of $18.

See note 7 (Debt) for information regarding the fair value of the Company’s outstanding debt.

(16)             Related Party Transactions

From time to time, the Company enters into transactions in the normal course of business with related parties.

A current and a former member of the board of directors are affiliated with Marco International. During the three months ended September 30, 2014 and 2013, the Company:

•
Entered into agreements with Marco International to purchase carbon electrodes. Marco International billed $7,210 and $771, respectively, under these agreements. At September 30, 2014 and June 30, 2014, payables to Marco International under these agreements totaled $685 and $1,140, respectively.

•
Entered into agreements with Marco International to purchase rare earth metals. Marco International billed $344 and $189, respectively, under these agreements. At September 30, 2014 and June 30, 2014, there were no payables to Marco International under these agreements.

•
Entered into an agreement to sell ferrosilicon to Marco International. Net sales were $213 and $41, respectively, under this agreement. At September 30, 2014 and June 30, 2014, receivables from Marco International under this agreement totaled $142 and $0, respectively.

•
Entered into an agreement to sell calcium silicon powder to Marco International. Net sales were $0 and $916, respectively, under this agreement. At September 30, 2014 and June 30, 2014, there were no receivables from Marco International under this agreement.

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

Each of the Company’s reportable segments distributes its products in both its country of domicile, as well as to other international customers. The following presents the Company’s consolidated net sales by product line:

	Three Months Ended
	September 30,
	2014	2013
Silicon metal	$110,628	85,335
Silicon-based alloys	69,432	61,396
Other	26,023	26,263
Total	$206,083	172,994

a. Segment Data

Summarized financial information for our reportable segments as of and for the three months ended September 30, 2014 and 2013, is shown in the following tables:

	Three Months Ended
	September 30,
	2014
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes	Total Assets
GMI	$193,455	27,518	27,164	650,967
Globe Metales	13,275	1,202	963	70,199
Solsil	—	(33)	(24)	15,600
Corporate	—	(4,734)	(5,353)	378,762
Other	4,059	(1,934)	(2,224)	85,994
Eliminations	(4,706)	(118)	(117)	(357,899)
	$206,083	21,901	20,409	843,623

	Three Months Ended
	September 30,
	2013
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes
GMI	$159,600	10,828	10,056
Globe Metales	11,941	1,329	557
Solsil	—	(32)	(32)
Corporate	—	(15,993)	(19,538)
Other	3,209	(776)	(797)
Eliminations	(1,756)	220	220
	$172,994	(4,424)	(9,534)

The accounting policies of our operating segments are the same as those disclosed in note 2 (Summary of Significant Accounting Policies) to our June 30, 2014 consolidated financial statements. We evaluate segment performance principally based on operating income (loss).

b. Geographic Data

Net sales are attributed to geographic regions based upon the location of the selling unit. Net sales by geographic region for the three months ended September 30, 2014 and 2013 consist of the following:

	Three Months Ended
	September 30,
	2014	2013
United States	$166,255	148,330
Argentina	9,701	10,696
Canada	27,109	11,037
China	4	39
Poland	3,014	2,892
Total	$206,083	172,994

Long-lived assets by geographical region at September 30, 2014 and June 30, 2014 consist of the following:

	September 30,	June 30,
	2014	2014
United States	$339,627	334,559
Argentina	25,448	25,611
Canada	84,242	90,071
China	14,584	15,029
Poland	795	813
South Africa	48,061	47,123
Total	$512,757	513,206

Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation, depletion and amortization, and goodwill and other intangible assets.

c. Major Customer Data

The following is a summary of the Company’s major customers and their respective percentages of consolidated net sales for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,
	2014	2013
Dow Corning	22%	17%
Momentive Performance Materials	10%	6%
All other customers	68%	77%
Total	100%	100%

The majority of sales to Dow Corning for the three months ended September 30, 2014 and 2013 are associated with Dow Corning’s 49% ownership interest in WVA Manufacturing, LLC (WVA LLC), and Quebec Silicon Limited Partnership (QSLP).  Sales to Dow Corning are included in the GMI segment.

 (18)             Subsequent Events

On November 5, 2014, our Board of Directors approved a quarterly dividend per common share of $0.075 in furtherance of an annual calendar 2014 dividend authorized of $0.30 per common share. The December 2014 quarterly dividend of $0.075 per share is payable on December 22, 2014 to shareholders of record at the close of business on December 8, 2014. The Company also extended its previously announced stock repurchase program, authorizing the repurchase of up to $45,800 of its common shares through December 31, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve assumptions, risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in the “Risk Factors” section of our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Introduction

We are one of the leading manufacturers of silicon metal and silicon-based alloys. As of September 30, 2014, we owned and operated seven principal manufacturing facilities, in two primary operating segments: GMI, our North American operations and, Globe Metales, our Argentine operations.

Business Segments

We operate in five reportable segments:

•
GMI — a manufacturer of silicon metal and silicon-based alloys located in North America with plants in Beverly, Ohio, Alloy, West Virginia, Niagara Falls, New York, Selma, Alabama, Bridgeport, Alabama and Bécancour, Quebec and a provider of specialty metallurgical coal primarily for the silicon metal and silicon-based alloys industries located in Corbin, Kentucky;

•	Globe Metales — a manufacturer of silicon-based alloys located in Argentina with a silicon-based alloys plant in Mendoza and a cored-wire fabrication facility in San Luis;

•	Solsil — a developer of upgraded metallurgical grade silicon metal located Beverly, Ohio;

•	Corporate — a corporate office including general expenses, investments, and related investment income; and

•
Other — includes an electrode production operation in China (Yonvey), a cored-wire production facility located in Poland and a manufacturer of silicon-based alloys located in South Africa (the facility was in an idled status at September 30, 2014). These operations do not fit into the above reportable segments and are immaterial for purposes of separate disclosure at this time.

Reported and Adjusted EBITDA

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

	Three Months
	FY 2015	FY 2014
	(Dollars in thousands)
Net income (loss)	$12,564	(6,825)
Provision for income taxes	7,845	(2,709)
Net interest expense	1,162	4,750
Depreciation, depletion, amortization and accretion	11,625	11,353
Reported EBITDA	$33,196	6,569

	Three Months
	FY 2015	FY 2014
	(Dollars in thousands)
Reported EBITDA	$33,196	6,569
Remeasurement of stock option liability	(2,405)	12,064
Siltech start-up costs	1,882	—
Transaction and due diligence expenses	483	161
Quebec Silicon lockout costs	—	2,608
Business interruption	1,453	—
Adjusted EBITDA	$34,609	21,402

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

Overview and Recent Developments

Customer demand continues to improve for silicon metal and silicon-based alloys as our major direct and indirect end markets, which include chemical, aluminum, automotive, steel and solar, continue to show signs of improvement. The sales mix shifted during the first quarter of fiscal 2015 as we shipped more silicon metal than the prior quarter.  The decrease in silicon-based alloys tons sold was due to less supply due to planned production maintenance outages and not due to less demand as demand from the steel and automotive industries in North America continues to be strong. We experienced an increase in silicon metal pricing compared to the prior quarter, and an increase in silicon-based alloys average selling prices  compared to the prior quarter, as we continue to see improvement in the pricing environment as demand for silicon based products improves.

Net sales for the first quarter increased $723,000 or 0.4% from the immediately preceding quarter as a result of a 3% increase in pricing and a 5% increase in silica fume and other products revenue.

The start-up of our South African acquisition, Siltech, remains on-track with one furnace currently running, and we are continuing to ramp up our production in China at our electrode facility. These initiatives are expected to drive future earnings through higher sales volumes and lower costs.

Outlook

Customer demand for silicon metal in the United States is increasing as our direct and indirect end markets, including solar, steel, autos and consumer goods, continue to strengthen. We have seen some improvement in the European market and expect our recent Siltech acquisition will help improve our position overseas. Index pricing has increased due to the growth in global silicon demand and certain supply constraints, and we believe that the momentum will continue. As in the past, we have business that is fixed-priced and business that is priced based on indices. We will continue to sell on a fixed and an indexed basis as appropriate and leave room for spot business as well. We are seeing consistent demand and positive signs for the major end markets that use our products directly and indirectly. The imposition of Canadian anti-dumping and countervailing duties action against imports of silicon metal from China have had a positive impact on pricing and opportunities in the Canadian market.

During the first quarter of fiscal year 2015, we completed nine maintenance outages, two of which were major overhauls at our ferrosilicon manufacturing plants.  We expect to see improvement in operational efficiency, as well as, lower costs related to maintenance and furnace downtime during the second quarter of fiscal year 2015. We anticipate four maintenance outages at two of our silicon metal facilities in the next quarter.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, known or expected trends and other factors that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates. Our critical accounting policies have not significantly changed from those discussed in “Part II — Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 except as follows:

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

Results of Operations

GSM Three Months Ended September 30, 2014 vs. 2013

Consolidated Operations:

	Three Months Ended
	September 30,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$206,083	172,994	33,089	19.1%
Cost of goods sold	168,617	152,280	16,337	10.7%
Selling, general and administrative expenses	15,565	25,138	(9,573)	(38.1%)
Operating income (loss)	21,901	(4,424)	26,325	(595.0%)
Interest expense, net	(1,162)	(4,750)	3,588	(75.5%)
Other loss	(330)	(360)	30	(8.3%)
Income (loss) before provision for (benefit from) income taxes	20,409	(9,534)	29,943	(314.1%)
Provision for (benefit from) income taxes	7,845	(2,709)	10,554	(389.6%)
Net income (loss)	12,564	(6,825)	19,389	(284.1%)
Income attributable to noncontrolling interest, net of tax	(862)	(27)	(835)	3,092.6%
Net income (loss) attributable to Globe Specialty Metals, Inc.	$11,702	(6,852)	18,554	(270.8%)

Net Sales:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$110,628	39,416	$2,807	$85,335	31,619	$2,699
Silicon-based alloys	69,432	33,900	2,048	61,396	30,416	2,019
Silicon metal and silicon-based alloys	180,060	73,316	2,456	146,731	62,035	2,365
Silica fume and other	26,023			26,263
Total net sales	$206,083			$172,994

Net sales increased $33,089,000 or 19 % from the prior year to $206,083,000 primarily as a result of a 4% increase in the average selling price and a 18% increase in sales volume. The increase in the average selling price compared to the prior year was driven by a 4% increase in silicon metal and a 2% increase in silicon-based alloys, resulting in an increase of $5,253,000. The increase in sales volume compared to the prior year was driven by a 25% increase in silicon metal and a 12% increase in silicon-based alloys, resulting in an increase of $28,076,000. The increase in silicon-based alloys tons sold was primarily due to increased demand from the steel and automotive industries in North America.

The average selling price of both silicon metal and silicon-based alloys increased 4% and 2%, respectively, in first quarter of fiscal year 2015 as compared to the prior year. The increase in pricing was due to stronger pricing in the marketplace driven by end-user demand, particularly in the U.S.

Other revenue decreased $240,000 in the first quarter primarily due to decreased shipments of by-products.

Cost of Goods Sold:

The $16,337,000 or 11% increase in cost of goods sold was a result of a 18% increase in volume, offset by a 7% decrease in cost per ton sold. The decrease in cost per ton sold is primarily due to a shift in mix from higher cost silicon products to lower cost ferrosilicon products and manufacturing cost improvement initiatives.

Gross margin represented approximately 18 % of net sales in the first quarter of fiscal year 2015, an increase from 12% of net sales in the prior year. This gross margin expansion was primarily a result of increased shipment volumes and manufacturing cost improvement initiatives, as well as a 4% increase in the average selling price year-over-year.

Selling, General and Administrative Expenses:

The decrease in selling, general and administrative expenses of $9,573,000, or 38%, was primarily due to a decrease in stock based compensation of approximately $13,440,000 resulting from the remeasurement of outstanding liability classified option awards.  This decrease was partially offset by an increase in salaries and wages of $857,000, an increase in variable-based compensation expense of $1,728,000, and an increase in professional fees of $458,000.

Net Interest Expense:

Net interest expense decreased $3,588,000  in the first quarter of 2015 compared to the prior year primarily due to the write-off of deferred financing costs of $3,354,000 in connection with the refinancing of our existing $300 million Revolving Credit Facility in the prior year.

Other Expense:

Other loss remained consistent for the first quarter of fiscal year 2015 as compared to the prior year.

Provision for Income Taxes:

Provision for income taxes as a percentage of pre-tax income was approximately 38.4 % or $7,845,000  in the first quarter of fiscal year of 2015  and provision for (benefit from) income taxes as a percentage of pre-tax loss was approximately (28.4%) or $(2,709,000) in first quarter of fiscal year 2014. The tax rate increased from the prior year was as a result of an increase in profitability in certain jurisdictions in conjunction with losses in other jurisdictions that do not provide a benefit.

Segment Operations

GMI

	Three Months Ended
	September 30,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$193,455	159,600	33,855	21.2%
Cost of goods sold	157,914	140,586	17,328	12.3%
Selling, general and administrative expenses	8,023	8,186	(163)	(2.0%)
Operating income	$27,518	10,828	16,690	154.1%

Net sales increased $33,855,000 or 21% from the prior year to $193,455,000. The increase was primarily attributable to a 4% increase in average selling prices. Silicon metal tons sold increased 25% due to higher sales volume at the Becancour, Canada facility that was in a lockout for the entire first quarter fiscal year 2014. Silicon-based alloys tons sold increased 15% primarily due to increased demand from the steel and automotive industries in North America. Silicon metal pricing increased 4% and silicon-based alloys pricing increased 2% driven by stronger pricing in the marketplace driven by end user demand especially in the U.S. Other revenue increased $236,000 primarily due to increased shipments of silica fume to the domestic concrete industry and coal products.

Cost of goods sold increased 12% while total tons shipped increased 20%. Cost per ton sold decreased in first quarter of fiscal year 2015 primarily due to a shift in mix from higher cost silicon products to lower cost ferrosilicon products and manufacturing cost improvement initiatives.

Globe Metales

	Three Months Ended
	September 30,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$13,275	11,941	1,334	11.2%
Cost of goods sold	11,178	9,929	1,249	12.6%
Selling, general and administrative expenses	895	683	212	31.0%
Operating income	$1,202	1,329	(127)	(9.6%)

Net sales increased $1,334,000 or 11% from the prior year to $13,275,000. Silicon-based alloys tons shipped increased 18% due to the increase in the North America steel and automotive market demand. The average selling price remained relatively unchanged.

Operating income decreased $127,000 or 10% from the prior year to $1,202,000. Cost of goods sold increased 13% while total tons shipped increased 18%. Cost per ton sold decreased in first quarter fiscal year of 2015 primarily due to a shift in product mix from higher cost silicon-based alloys to lower cost silicon-based alloys.

Solsil

	Three Months Ended
	September 30,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Cost of goods sold	$33	32	1	3.1%
Operating loss	$(33)	(32)	(1)	3.1%

 Solsil suspended commercial production during fiscal year 2010 as a result of a significant decline in the price of polysilicon and the decline in demand for upgraded metallurgical grade silicon.

Corporate

	Three Months Ended
	September 30,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$4,734	15,993	(11,259)	(70.4%)
Operating loss	$(4,734)	(15,993)	11,259	70.4%

Operating loss decreased $11,259,000 from the prior year to $4,734,000. Selling, general and administrative expenses decreased by $11,259,000 primarily due to a decrease in stock based compensation of approximately $13,440,000 resulting from the remeasurement of outstanding liability classified option awards in the prior year, partially offset by an increase in variable based compensation of $1,450,000.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balance, cash flows from operations, and unused commitments under our existing credit facilities. At September 30, 2014, our cash and cash equivalents balance was approximately $106,395,000 and we had $207,419,000 available for borrowing under our existing financing arrangements. We generated cash flows from operations totaling $24,889,000 during the three months ended September 30, 2014. As of September 30, 2014, the amount of cash and cash equivalents included in the Company’s consolidated cash that was held by foreign subsidiaries was approximately $25,744,000.

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

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Three Months Ended
	September 30,
	2014	2013
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$97,792	169,676
Cash provided by operating activities	24,889	38,694
Cash used in investing activities	(9,831)	(7,203)
Cash used in financing activities	(6,377)	(37,410)
Effect of exchange rate changes on cash and cash equivalents	(78)	(673)
Cash and cash equivalents at end of period	$106,395	163,084

Operating Activities:

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions.

Net cash provided by operating activities was approximately $24,889,000 and $38,694,000 in the first three months of fiscal year 2015 and 2014, respectively. The $13,805,000 decrease in net cash provided by operating activities was due to an increase in working capital partially offset by an increase in operating results for the first three months of fiscal year 2015 as compared to the prior year. In the first three months of fiscal year 2015, inventory increased due to production ramp up at Yonvey and raw material build up at Siltech in preparation for operation.

Investing Activities:

Net cash used for investing activities was approximately $9,831,000 and $7,203,000 in the first three months of fiscal year 2015 and 2014, respectively.  In the first three months of fiscal year 2015, capital expenditures increased by approximately $9,633,000 due to the restart of the Siltech facility offset by $7,005,000 from the sale of marketable securities.

Financing Activities:

Net cash used for financing activities was approximately $6,377,000 and $37,410,000 in the first three months of fiscal year 2015 and 2014, respectively. Net cash used for financing activities decreased by approximately $31,033,000 from the prior year was primarily due to $30,250,000 of net debt payments made in the first three months of fiscal year 2014.

Exchange Rate Change on Cash:

The effect of exchange rate changes on cash was related to fluctuations in renminbi, Canadian dollars and rand, the functional currency of our Chinese, Canadian and South African subsidiaries.

Commitments and Contractual Obligations

Our commitments and contractual obligations have not changed significantly from those disclosed in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commitments and Contractual Obligations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements or relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Litigation and Contingencies

We are subject to various lawsuits, claims and proceedings that arise in the normal course of business, including, but not limited to, employment, commercial, environmental, safety and health matters, as well as claims associated with our historical acquisitions and divestitures. Although it is not presently possible to determine the outcome of these matters, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

At September 30 and June 30, 2014, there are no significant liabilities recorded for environmental contingencies except for the $10,000,000 preliminary purchase price allocation recorded in connection with the acquisition of Siltech. The initial accounting for the business combination is not complete, pending the completion of the third-party site study report. The provisional amount is subject to revision until the Company’s evaluations of the purchase price allocation are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks have not changed significantly from those disclosed in “Part II — Item 7A. — Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)) as of September 30, 2014. Based upon that evaluation, our Principal Executive Officers and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in “Part I — Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. There have been no material changes in our risks from such description.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We purchased shares of our common stock in the open market and through block purchases pursuant to a 10b5-1 plan.  The table below sets forth information regarding our purchases of common stock during the quarter ended September 30, 2014:

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
July 1, 2014 – July 31, 2014	$0	0	$46,022,000
August 1, 2014 – August 31, 2014	$0	0	$46,022,000
September 1, 2014 – September 30, 2014	$18.52	13,066	$45,780,000

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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) notes to these condensed consolidated financial statements. †

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

November 6, 2014