Form 10-Q
period 2014-12-31
GLOBE SPECIALTY METALS INC
filed 2015-02-10
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of February 3, 2015, the registrant had 73,749,990 shares of common stock outstanding.

Globe Specialty Metals, Inc.

		Page No.
PART I
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 4.	Mine Safety Disclosure	25
Item 6.	Exhibits	25
SIGNATURES		26
EX-31.1
EX-31.2
EX-32.1 EX-95 EX-101

PART I

Item 1.  Financial Statements

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
December 31, 2014 and June 30, 2014
(In thousands, except share and per share amounts)
(Unaudited)

	December 31,	June 30,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$104,533	97,792
Marketable securities	5,660	10,399
Accounts receivable, net of allowance for doubtful accounts of $792
and $811 at December 31, 2014 and June 30, 2014, respectively	67,644	100,829
Inventories	117,753	80,924
Deferred tax assets	484	7,042
Prepaid expenses and other current assets	22,376	26,259
Total current assets	318,450	323,245
Property, plant, and equipment, net of accumulated depreciation, depletion and amortization	463,091	469,169
Deferred tax assets	840	901
Goodwill	43,343	43,343
Other intangible assets	477	477
Investments in unconsolidated affiliates	5,973	5,973
Other assets	1,871	2,018
Total assets	$834,045	845,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,546	46,613
Short-term debt	72	59
Share-based liabilities	9,919	12,552
Accrued expenses and other current liabilities	36,437	38,758
Total current liabilities	88,974	97,982
Long-term liabilities:
Revolving credit agreements and other long-term debt	125,122	125,145
Deferred tax liabilities	47,595	50,845
Other long-term liabilities	50,038	50,626
Total liabilities	311,729	324,598
Commitments and contingencies (note 11)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares; issued, 75,637,059
and 75,623,454 shares at December 31, 2014 and June 30, 2014, respectively	8	8
Additional paid-in capital	401,802	398,685
Retained earnings	81,487	70,875
Accumulated other comprehensive loss	(17,697)	(5,377)
Treasury stock at cost, 1,887,069 and 1,874,003 shares at December 31, 2014
and June 30, 2014, respectively	(29,208)	(28,966)
Total Globe Specialty Metals, Inc. stockholders’ equity	436,392	435,225
Noncontrolling interest	85,924	85,303
Total stockholders’ equity	522,316	520,528
Total liabilities and stockholders’ equity	$834,045	845,126

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Income Statements
Three and six months ended December 31, 2014 and 2013
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net sales	$198,016	178,406	$404,099	351,400
Cost of goods sold	157,745	150,713	326,362	302,993
Selling, general, and administrative expenses	23,024	26,499	38,589	51,637
Contract acquisition cost	—	14,400	—	14,400
Curtailment gain	—	(5,831)	—	(5,831)
Operating income (loss)	17,247	(7,375)	39,148	(11,799)
Other income (expense):
Bargain purchase gain	—	29,538	—	29,538
Interest income	57	4	138	132
Interest expense, net of capitalized interest	(1,130)	(1,050)	(2,373)	(5,928)
Foreign exchange loss	(85)	(728)	(990)	(1,109)
Other income (expense)	214	(3)	789	18
Income before provision for (benefit from) income taxes	16,303	20,386	36,712	10,852
Provision for (benefit from) income taxes	5,478	(3,207)	13,323	(5,916)
Net income	10,825	23,593	23,389	16,768
Income attributable to noncontrolling interest, net of tax	(852)	(2,825)	(1,714)	(2,852)
Net income attributable to Globe Specialty Metals, Inc.	$9,973	20,768	$21,675	13,916
Weighted average shares outstanding:
Basic	73,749	75,267	73,752	75,289
Diluted	73,877	75,388	73,887	75,377
Earnings per common share:
Basic	$0.14	0.28	$0.29	0.18
Diluted	0.13	0.28	0.29	0.18
Cash dividends declared per common share	0.08	0.07	0.15	0.14

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income
Three and six months ended December 31, 2014 and 2013
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net income	$10,825	23,593	$23,389	16,768
Other comprehensive loss:
Foreign currency translation adjustment and other	(5,910)	(2,095)	(12,785)	(961)
Unrealized loss on available for sale securitites, net of tax	(552)	—	(628)	—
Total other comprehensive loss	(6,462)	(2,095)	(13,413)	(961)
Comprehensive income	4,363	21,498	9,976	15,807
Comprehensive income attributable to noncontrolling interest	624	2,138	621	2,739
Comprehensive income attributable to Globe Specialty Metals, Inc.	$3,739	19,360	$9,355	13,068

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six months ended December 31, 2014 and 2013
(In thousands)
(Unaudited)

	Globe Specialty Metals, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other	Treasury		Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	at Cost	Interest	Equity
Balance at June 30, 2014	75,623	8	398,685	70,875	(5,377)	(28,966)	85,303	520,528
Share-based compensation	7	—	3,037	—	—	—	—	3,037
Stock option exercises	7	—	80	—	—	—	—	80
Share repurchase	—	—	—	—	—	(242)	—	(242)
Cash dividend	—	—	—	(11,063)	—	—	—	(11,063)
Comprehensive income (loss)	—	—	—	21,675	(12,320)	—	621	9,976
Balance at December 31, 2014	75,637	$8	401,802	81,487	(17,697)	(29,208)	85,924	522,316

Balance at June 30, 2013	75,589	$8	399,234	70,628	(4,918)	(4)	81,132	546,080
Share-based compensation	4	—	(1,819)	—	—	—	—	(1,819)
Share repurchase	—	—	—	—	—	(7,283)	—	(7,283)
Cash dividend	—	—	—	(10,356)	—	—	—	(10,356)
Comprehensive income (loss)	—	—	—	13,916	(848)	—	2,739	15,807
Balance at December 31, 2013	75,593	$8	397,415	74,188	(5,766)	(7,287)	83,871	542,429

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows
Six months ended December 31, 2014 and 2013
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net income	$23,389	16,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,871	21,972
Depletion	395	715
Share-based compensation	3,037	(1,819)
Unrealized foreign exchange loss	36	—
Curtailment gain	—	(5,831)
Bargain purchase gain	—	(29,538)
Amortization of deferred financing fees	88	3,577
Deferred taxes	4,645	(9,935)
Amortization of customer contract liabilities	(3,727)	(3,366)
Accretion	120	129
Changes in operating assets and liabilities:
Accounts receivable, net	32,056	13,661
Inventories	(39,333)	14,275
Prepaid expenses and other current assets	(557)	12,015
Accounts payable	(3,819)	2,513
Accrued expenses and other current liabilities	(136)	22,188
Other	2,703	4,637
Net cash provided by operating activities	42,768	61,961
Cash flows from investing activities:
Capital expenditures	(30,634)	(18,064)
Proceeds from sale of marketable securities	7,355	—
Acquisition of business, net of cash acquired of $0 and $200, respectively	—	(3,800)
Net cash used in investing activities	(23,279)	(21,864)
Cash flows from financing activities:
Payments of short-term debt	(10)	(269)
Borrowings under revolving credit agreements	—	131,400
Payments under revolving credit agreements	—	(161,650)
Dividend payment	(11,063)	(10,356)
Debt issuance costs	—	(1,080)
Proceeds from stock option exercises	80	—
Purchase of treasury shares	(242)	(7,283)
Other financing activities	(1,292)	(1,263)
Net cash used in financing activities	(12,527)	(50,501)
Effect of exchange rate changes on cash and cash equivalents	(221)	(708)
Net increase (decrease) in cash and cash equivalents	6,741	(11,112)
Cash and cash equivalents at beginning of period	97,792	169,676
Cash and cash equivalents at end of period	$104,533	158,564

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$1,060	1,859
Cash paid (refunded) for income taxes, net of refunds totaling $554 and $4,310, respectively	9,912	(3,536)

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
Three and six months ended December 31, 2014 and 2013
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

(2)             Summary of Significant Accounting Policies

a. Basis of Presentation

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) of the results for the interim periods presented and such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. The year-end balance sheet data was derived from the audited financial statements, but does not include all of the information and disclosures required by U.S. GAAP. There have been no material changes to the Company’s significant accounting policies during the six months ended December 31, 2014.

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2014, the Condensed Consolidated Income Statements and Statements of Comprehensive Income for the three and six months ended December 31, 2013 and the Condensed Consolidated Statement of Cash Flows and the Condensed Consolidated Statement of Changes in Shareholders' Equity for the six months ended December 31, 2013 have been revised to reflect the impact of completing the purchase price allocation for the acquisition of Silicon Technology (Pty) Ltd., as described in Note 3.

b. Receivables Sale Arrangement

The Company has the option to sell certain accounts receivables up to a cap of $55,000 on a non-recourse basis to an unrelated financial institution under a receivables purchase arrangement in the US. The Company accounts for this transaction as a sale of receivables, removes receivables sold from its financial statements, and records cash proceeds when received by the Company as cash provided by operating activities in the Consolidated Statement of Cash Flows. The receivables are sold at a discount rate of 30 day LIBOR plus 1.25% per annum discounted upfront on the date of purchase. The Company entered into the arrangement in the second quarter of fiscal 2015. The arrangement has a term of twelve months and will be renewed for an additional twelve month period in the absence of written termination notice provided by the Company no later than sixty days prior to the termination date of the arrangement. In fiscal 2015, the Company sold $24,000 of receivables under the arrangement.

c. Use of Estimates

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

d. Revenue Recognition

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

e. Recent Accounting Pronouncements

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

(3)             Business Combinations

Siltech:

On November 21, 2013, the Company purchased 100% of the outstanding shares of Silicon Technology (Pty) Ltd. (Siltech) for $4,000. The Company paid for the acquisition from available cash. Siltech is a silicon-based alloy producer in South Africa with an annual production capacity of approximately 45,000 metric tons. The acquisition was made to increase the Company’s current silicon-based alloy capacity by approximately 30% and its strategic location will enable the Company to supplement its existing facility to service the large European, Asian and Middle Eastern markets. The Siltech facility was in an idled status when purchased. The Company restarted operations at the facility in October of 2014.

 The Siltech acquisition was recorded as a business combination under Accounting Standards Codification 805 (“ASC 805”), Business Combinations, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date while costs associated with the acquisition were expensed as incurred. The Company utilized the services of third-party valuation consultants, along with estimates and assumptions provided by the Company, to estimate the fair value of the assets acquired and liabilities assumed. The third-party valuation consultants utilized several appraisal methodologies including income, market and cost approaches to estimate the fair value of the identifiable net assets acquired.

The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations, and assumptions that were subject to change as the Company obtained additional information during the measurement period. The purchase price allocation for the Siltech acquisition was finalized during the quarter ended December 31, 2014. The adjustments, which primarily relate to the finalization of environmental remediation obligation assumed (the adjustment was recorded to Other long term liabilities), were made to the preliminary purchase accounting amounts. The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the acquisition date as well as adjustments made to arrive at the final purchase price allocation.

Based on the final purchase price allocation, the fair value of the identifiable net assets acquired of $33,538 exceeded the purchase price of $4,000, resulting in a gain on bargain purchase of $29,538. The measurement period adjustments were recorded as an adjustment to the gain on bargain purchase. The purchase price of $4,000 was allocated as follows:

	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Assets
Current assets	$2,298	101	2,399
Property, plant and equipment	46,500	(233)	46,267
Total assets acquired	$48,798	(132)	48,666

Liabilities
Accounts payable	$317	106	423
Accrued expenses	478	(272)	206
Deferred tax liabilities	11,760	1,586	13,346
Other long-term liabilities	10,000	(8,847)	1,153
Total liabilities assumed	$22,555	(7,427)	15,128
Net assets acquired	26,243	7,295	33,538
Consideration paid	4,000	—	4,000
Gain on bargain purchase	$22,243	7,295	29,538

ASC 805 requires that when the fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase of a business, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. The Company performed such reassessment and concluded that the fair values assigned for the Siltech acquisition are reasonable. The gain on bargain purchase was primarily attributable to the fact that Siltech was considered an ancillary business to the seller (Siltech being the seller’s only silicon-based alloy operation), coupled with the previous weaker silicon-based alloys pricing in the marketplace driven by end-user demand (which resulted in the idling of the facility by the seller in 2012).

(4)             Inventories

Inventories comprise the following:

	December 31,	June 30,
	2014	2014
Finished goods	$37,701	27,406
Work in process	5,179	5,120
Raw materials	60,752	33,843
Parts and supplies	14,121	14,555
Total	$117,753	80,924

At December 31, 2014, $110,043 in inventory is valued using the first-in, first-out method and $7,710 using the average cost method. At June 30, 2014, $73,894 in inventory is valued using the first-in, first-out method and $7,030 using the average cost method.

(5)             Property, Plant, and Equipment

Property, plant, and equipment, net, comprise the following:

	December 31,	June 30,
	2014	2014
Land, land improvements, and land use rights	$13,042	13,615
Building and improvements	94,103	89,222
Machinery and equipment	230,886	217,358
Furnaces	237,505	208,368
Mineral reserves	55,843	55,843
Mine development	11,083	9,317
Other	15,593	14,712
Construction in progress	15,656	53,753
Property, plant, and equipment, gross	673,711	662,188
Less accumulated depreciation, depletion and amortization	(210,620)	(193,019)
Property, plant, and equipment, net	$463,091	469,169

Depreciation, depletion and amortization expense for the three and six months ended December 31, 2014 was $12,701 and $24,266, of which $12,458 and $23,780 is recorded in cost of goods sold and $243 and $486 is recorded in selling, general, and administrative expenses, respectively. Depreciation, depletion and amortization expense for the three and six months ended December 31, 2013 was $11,400 and $22,687, of which $11,132 and $22,150 was recorded in cost of goods sold and $268 and $537 was recorded in selling, general, and administrative expenses, respectively.

There was no capitalized interest for both the three and six months ended December 31, 2014. Capitalized interest for both the three and six months ended December 31, 2013 was $103.

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

a. Goodwill

Changes in the carrying amount of goodwill, by reportable segment, during the six months ended December 31, 2014 are as follows:

		Globe
	GMI	Metales	Solsil	Other	Total

Goodwill	$34,900	14,313	57,656	7,260	114,129
Accumulated impairment loss	—	(6,000)	(57,656)	(7,130)	(70,786)
Balance at June 30, 2014	34,900	8,313	—	130	43,343

Goodwill	34,900	14,313	57,656	7,260	114,129
Accumulated impairment loss	—	(6,000)	(57,656)	(7,130)	(70,786)
Balance at December 31, 2014	$34,900	8,313	—	130	43,343

b. Other Intangible Assets

There were no changes in the value of the Company’s indefinite lived intangible assets during the six months ended December 31, 2014.

(7)             Debt

a. Short-Term Debt

Short-term debt comprises the following:

		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line
December 31, 2014:
Type debt:
Export financing	$—	NA	$9,078
Other	72	13.17%	—
Total	$72		$9,078

June 30, 2014:
Type debt:
Export financing	$—	NA	$9,208
Other	59	14.47%	—
Total	$59		$9,208

Export Financing Agreements – The Company’s Argentine subsidiary maintains various short-term export financing agreements. Generally, these arrangements are for periods ranging between seven and eleven months, and require the Company to pledge as collateral certain export accounts receivable.

b. Revolving Credit Agreements

A summary of the Company’s revolving credit agreements at December 31, 2014 is as follows:

		Weighted
	Outstanding	Average	Unused	Total
	Balance	Interest Rate	Commitment	Commitment
Revolving multi-currency credit facility	$125,000	1.66%	$173,978	300,000
Revolving credit agreement	—	5.00%	$12,930	12,930

On August 20, 2013, the Company entered into a $300,000 five-year revolving multi-currency credit facility, which includes a $10,000 sublimit for swing line loans and a $25,000 sublimit letter of credit facility. The credit facility refinanced existing debt under the revolving multi-currency credit agreement dated May 31, 2012 and closing costs. The credit facility currently provides up to an additional $173,978 of borrowing capacity as of December 31, 2014. At the Company’s election, the credit facility may be increased by an amount up to $150,000 in the aggregate; such increase may be in the form of term loans or increases in the revolving credit line, subject to lender commitments and certain conditions as described in the credit agreement. The agreement contains provisions for adding domestic and foreign subsidiaries of the Company as additional borrowers under the credit facility. The agreement terminates on August 20, 2018 and requires no scheduled prepayments before that date. The Company classifies borrowings under this credit facility as long-term liabilities.

Interest on borrowings under the multi-currency credit facility is payable, at the Company’s election, at either (a) a base rate (the higher of (i) the U.S. federal funds rate plus 0.50% per annum, (ii) the Administrative Agent’s prime rate or (iii) a Eurocurrency Rate for loans with a one month interest period plus 1.00% per annum plus a margin ranging from 0.50% to 1.50% per annum (such margin determined by reference to the leverage ratio set forth in the credit agreement), or (b) the Eurocurrency Rate plus a margin ranging from 1.50% to 2.50% per annum (such margin determined by reference to the leverage ratio set forth in the credit agreement). Certain commitment fees are also payable under the credit agreement. The credit agreement contains various covenants. They include, among others, a maximum net debt to earnings before income tax, depreciation and amortization ratio and a minimum interest coverage ratio. The credit facility is guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). Borrowings under the credit agreement are collateralized by the assets of the Company and the Guarantors, including certain real property, equipment, accounts receivable, inventory and the stock of certain of the Company’s and the Guarantors’ subsidiaries. The Company was in compliance with its financial loan covenants at December 31, 2014.

At December 31, 2014, there was a $125,000 balance outstanding on the revolving multi-currency credit facility. The total commitment outstanding on this credit facility includes $722 outstanding letters of credit associated with landlord guarantees and $300 outstanding letters of credit associated with economic development.

On October 1, 2010, the Company entered into a revolving credit facility, which was amended on March 5, 2012 and further amended on June 30, 2013. The amended agreement provided for a $20,000 revolving credit facility.  The agreement expired on December 31, 2014.

The Company’s subsidiary, Quebec Silicon, entered into a revolving credit agreement dated October 1, 2010, amended on November 23, 2011 and further amended and restated on September 20, 2012, which provides for up to $15,000 Canadian Dollars to fund Quebec Silicon’s working capital requirements. Funding under the revolving credit agreement is available upon request at any time, up to the full amount of the unused credit commitment and subject to continued compliance with the terms of the agreement. Interest on borrowings under the credit agreement is payable at a variable rate of Canadian prime plus 2.00% (5.00% at December 31, 2014), payable quarterly. The credit agreement expires on September 20, 2015, and may be terminated earlier, at the lender’s discretion subject to certain change in ownership conditions being met. All of Quebec Silicon’s assets, properties and revenues have been pledged as security for Quebec Silicon’s obligations under the revolving credit agreement. As of December 31, 2014, there was no outstanding balance under the facility.

c. Other Long-Term Debt

		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line
Other	$122	19.00%	$—

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

Foreign Currency Risk:

The Company is exposed to market risk arising from changes in currency exchange rates as a result of its operations outside the United States, principally in Argentina, China, Canada, and South Africa. A portion of the Company’s net sales generated from its non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of the Company’s operating costs for its non-U.S. operations are denominated in local currencies, principally the Canadian dollar, Argentine peso, Chinese renminbi, and South African rand. Consequently, the translated U.S. dollar value of the Company’s non-U.S. dollar net sales, and related accounts receivable balances, and its operating costs are subject to currency exchange rate fluctuations. Derivative instruments are not used extensively to manage this risk. At December 31, 2014, the Company had no outstanding foreign exchange forward and option contracts.

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

The effect of the Company’s derivative instruments on the condensed consolidated statements of operations is summarized in the following table:

	Loss Recognized		Loss Recognized
	During the Three Months		During the Six Months
	Ended December 31,		Ended December 31,		Location
	2014	2013	2014	2013	of Loss
Foreign exchange forward and option contracts	$—	(176)	$—	(603)	Foreign exchange loss

There are no derivative instruments outstanding at December 31, 2014.

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

The components of net periodic pension expense for the Company’s defined benefit pension and postretirement plans are as follows:
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Interest cost	$705	762	$1,425	1,528
Service cost	229	293	465	902
Expected return on plan assets	(798)	(680)	(1,607)	(1,361)
Amortization of net loss	175	313	348	627
Net periodic pension expense	$311	688	$631	1,696

The Company expects to make required and discretionary contributions of approximately $2,033 to the defined benefit pension and postretirement plans for the fiscal year ending June 30, 2015, of which $790 has been contributed through December 31, 2014.

(10)           Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted as necessary for quarterly events. In accordance with ASC Topic 740, Income Taxes — Accounting for Income Taxes in Interim Periods, the Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries. The effective tax rates for the six months ended December 31, 2014 and 2013 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the respective periods.

The Company’s effective tax rate for the six months ended December 31, 2014 was a tax expense of 36.3% compared to a tax benefit of 54.5% for the six months ended December 31, 2013. The increase in the effective tax rate is primarily due to the operations in certain jurisdictions shifting to a profit this year while certain loss jurisdictions continue to not provide a benefit. The estimated annual effective tax expense rate excluding discrete items is 35.5%.

The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods, and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. During the six months ended December 31, 2014, the Company’s net valuation allowances increased by $1,335 primarily due to an increase in valuation allowances against net operating losses (NOLs) in our foreign jurisdictions where it is more likely than not that the NOLs will not be utilized.

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. The Company’s principal jurisdictions include the U.S., Argentina, Canada, Poland, China, and South Africa. A number of years may elapse before a tax return is audited and finally resolved. The open tax years subject to examination varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions and the related open tax years subject to examination are as follows: the U.S. from 2011 to present, Canada from 2012 to present, Argentina from 2010 to present, and China from 2011 to present.

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results could be materially impacted. There were no material changes in the Company’s uncertain tax positions during the six months ended December 31, 2014.

(11)             Commitments and Contingencies

a. Legal Contingencies

The Company is subject to various lawsuits, investigations, claims, and proceedings that arise in the normal course of business, including, but not limited to, labor and employment, commercial, environmental, safety, and health matters, as well as claims and indemnities associated with its historical acquisitions and divestitures. Although it is not presently possible to determine the outcome of these matters, in the opinion of management, it is not reasonably possible that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. During the quarter ended December 31, 2014, the Company recorded $4,559 with respect to an indemnification obligation from a prior divestiture.

b. Environmental Contingencies

It is the Company’s policy to accrue for costs associated with environmental assessments, remedial efforts, or other environmental liabilities when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. When a liability for environmental remediation is recorded, such amounts will be recorded without giving effect to any possible future recoveries. At December 31, 2014, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

c. Asset Retirement Obligations

As of December 31, 2014 and June 30, 2014, the Company has recorded asset retirement obligation accruals for mine reclamation and preparation plant closure costs totaling $8,937 and $9,134, respectively. There were no assets that were legally restricted for purposes of settling asset retirement obligations at December 31, 2014 or June 30, 2014.

d. Employee Contracts

As of December 31, 2014, there are 149 employees that are covered by union agreements expiring within one year.

e. Contract Acquisition Cost

During the quarter ended December 31, 2013, the Company acquired a supply arrangement that resulted in a payment of $14,400, which impacted operating income for the period.

f. Contractual Obligations

  The Company has minimum power charges that are enforceable and legally binding, and do not represent total anticipated purchases. Minimum charge requirements expire after providing one year notice of contract cancellation. The Company has outstanding purchase obligations with suppliers for raw materials in the normal course of business. These purchase obligation amounts represent only those items which are based on annual agreements that are enforceable and legally binding, and do not represent total anticipated purchases. The Company’s contractual obligations have not changed materially from June 30, 2014.

(12)             Stockholders’ Equity

Dividend

On February 10, 2014, the Company’s Board of Directors approved an increase to the annual dividend to $0.300 per common share, payable quarterly in March 2014, June 2014, September 2014, and December 2014.  The March 2014 quarterly dividend of $0.075 per share, totaling $5,559, was paid on March 12, 2014 to shareholders of record at the close of business on February 26, 2014.  The June 2014 quarterly dividend of $0.075 per share, totaling $5,541, was paid on June 24, 2014 to shareholders of record at the close of business on June 10, 2014.  The September 2014 quarterly dividend of $0.075 per share, totaling $5,532, was paid on September 24, 2014 to shareholders of record at the close of business on September 10, 2014.  The December 2014 quarterly dividend of $0.075 per share, totaling $5,531, was paid on December 22, 2014 to shareholders of record at the close of business on December 8, 2014.

Treasury Stock

On December 13, 2013, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $75,000 of the Company’s common stock valid through December 31, 2014. The program did not obligate the Company to acquire any particular amount of shares. On November 5, 2014, the Company extended its previously announced stock repurchase program, authorizing the repurchase of up to $45,800 of its common shares through December 31, 2015. During the six months ended December 31, 2014, 13,066 shares were repurchased at an aggregated cost of $242.

(13)             Earnings Per Share

Basic earnings per common share are calculated based on the weighted average number of common shares outstanding during the three and six months ended December 31, 2014 and 2013, respectively. Diluted earnings per common share assumes the exercise of stock options or the vesting of restricted stock grants, provided in each case the effect is dilutive.

The reconciliation of the amounts used to compute basic and diluted earnings per common share for the three and six months ended December 31, 2014 and 2013 is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Basic earnings per share computation
Numerator:
Net income attributable to Globe Specialty Metals, Inc.	$9,973	20,768	$21,675	13,916
Denominator:
Weighted average basic shares outstanding	73,748,935	75,267,485	73,751,530	75,288,838
Basic earnings per common share	$0.14	0.28	$0.29	0.18
Diluted earnings per share computation
Numerator:
Net income attributable to Globe Specialty Metals, Inc.	$9,973	20,768	$21,675	13,916
Denominator:
Weighted average basic shares outstanding	73,748,935	75,267,485	73,751,530	75,288,838
Effect of dilutive securities	128,495	120,954	135,679	88,440
Weighted average diluted shares outstanding	73,877,430	75,388,439	73,887,209	75,377,278
Diluted earnings per common share	$0.13	0.28	$0.29	0.18

Potential common shares associated with outstanding stock options totaling 128,495 and 0 for the three months ended December 31, 2014 and 2013, respectively, and 135,679 and 157,859 for the six months ended December 31, 2014 and 2013, respectively, were excluded from the calculation of diluted earnings per common share because their effect would be anti-dilutive.

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

At December 31, 2014, there were 2,470,421 shares available for grant. All option grants have vesting terms of up to 3 years and maximum contractual terms ranging from 5 to 10 years.  It is the Company’s policy to issue new shares to satisfy the requirements of its share-based compensation plan.  Currently the Company does not expect to repurchase shares in the future to support its share-based compensation plan.

During the six months ended December 31, 2014, share-based compensation awards consisted of the issuance of 6,130 nonqualified stock options and 5,100 restricted stock grants. A summary of the changes in options outstanding under the Stock Plan during the six months ended December 31, 2014 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term in Years	Value
Outstanding as of June 30, 2014	1,714,996	$17.05	2.96	$6,874
Granted	6,130	20.58
Exercised	(56,990)	11.92
Outstanding as of December 31, 2014	1,664,136	$17.23	2.53	$2,779

Exercisable as of December 31, 2014	1,168,733	$17.15	2.27	$2,102

The Company estimates the fair value of grants using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of stock options granted during the six months ended December 31, 2014:

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

During the six months ended December 31, 2014, 248,235 options vested.  There are total vested options of 1,168,733 and 495,403 unvested options outstanding at December 31, 2014.

For the three and six months ended December 31, 2014, pre-tax share-based compensation expense was $586 and $945, respectively.  For the three and six months ended December 31, 2013, pre-tax share-based compensation expense was $759 and $11,973, respectively. The expense is reported within selling, general, and administrative expenses.  The $1,924 liability associated with share-based compensation awards at December 31, 2014 is included in Share-based liabilities.

b. Executive Bonus Plan

In addition to share-based awards issued under the Stock Plan, the Company issues restricted stock units under the Company’s Executive Bonus Plan. The fair value of restricted stock units is based on quoted market prices of the Company’s stock at the end of each reporting period. These restricted stock units proportionally vest over three years, but are not delivered until the end of the third year. The Company will settle these awards by cash transfer, based on the Company’s stock price on the date of transfer. During the six months ended December 31, 2014, there were no restricted stock units granted, 412,837 restricted stock units were exercised, and as of December 31, 2014, 250,574 restricted stock units were outstanding. For the three and six months ended December 31, 2014, pre-tax compensation expense (income) for these restricted stock units was $151 and ($66), respectively. For the three and six months ended December 31, 2013, pre-tax compensation expense for these restricted stock units was $1,955 and $4,120, respectively.  The expense is reported within selling, general, and administrative expenses. Of the $9,761 liability associated with these restricted stock units at December 31, 2014, $7,755 is included in Share-based liabilities and $2,006 is included in other long-term liabilities.

c. Stock Appreciation Rights

The Company issues cash-settled stock appreciation rights as an additional form of incentivized bonus. Stock appreciation rights vest and become exercisable in one-third increments over three years.  The Company settles all awards by cash transfer, based on the difference between the Company’s stock price on the date of exercise and the date of grant.  The Company estimates the fair value of stock appreciation rights using the Black-Scholes option pricing model. During the six months ended December 31, 2014, there were 150,000 stock appreciation rights issued. During the six months ended December 31, 2014, there were 4,262 stock appreciation rights that were exercised.  There were 1,518,327 stock appreciation rights outstanding as of December 31, 2014.  For the three and six months ended December 31, 2014, pre-tax compensation expense for these stock appreciation rights was $431 and $506, respectively.  For the three and six months ended December 31, 2013, pre-tax compensation expense for these stock appreciation rights was $7,419 and $7,558 respectively. The expense is reported within selling, general, and administrative expenses.  The $3,589 liability associated with these stock appreciation rights at December 31, 2014 is included in other long-term liabilities.

d. Unearned Compensation Expense

As of December 31, 2014, the Company has unearned pre-tax compensation expense of $1,140, related to nonvested liability classified stock options, which will be recognized over a weighted average term of 0.61 years. The unearned compensation expense represents the minimum expense to be recognized over the grant date vesting terms or earlier as a result of accelerated expense recognition due to remeasurement of compensation cost for liability classified awards. Future expense may exceed the unearned compensation expense in the future due to the remeasurement of liability classified awards. As of December 31, 2014, the Company has unearned pre-tax compensation expense of $1,374 and $1,180 related to nonvested equity classified stock options and restricted stock grants, which will be recognized over a weighted average term of 1.85 and 5.87 years, respectively.

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

The following table summarizes assets measured at fair value on a recurring basis at December 31, 2014:

	Total	Level 1
Marketable securities	$5,660	5,660
Total assets at fair value	$5,660	5,660

The following table summarizes assets measured at fair value on a recurring basis at June 30, 2014:

	Total	Level 1
Marketable securities	$10,399	10,399
Total assets at fair value	$10,399	10,399

The Company does not have any liabilities that are required to be remeasured at fair value at December 31, 2014 or at June 30, 2014.

Marketable securities consist of corporate bonds and money market funds for which fair values were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy. During the six months ended December 31, 2014, the Company sold $2,345 of these bonds for a gain of $21.

See note 7 (Debt) for information regarding the fair value of the Company’s outstanding debt.

(16)             Related Party Transactions

From time to time, the Company enters into transactions in the normal course of business with related parties.

A current and a former member of the board of directors are affiliated with Marco International. During the three and six months ended December 31, 2014 and 2013, the Company:

•
Entered into agreements with Marco International to purchase carbon electrodes. Marco International billed $6,155 and $4,997 during the three months ended December 31, 2014 and 2013, respectively, and $13,365 and $5,768 during the six months ended December 31, 2014 and 2013, respectively, under these agreements. At December 31, 2014 and June 30, 2014, payables to Marco International under these agreements totaled $0 and $1,140, respectively.

•
Entered into agreements with Marco International to purchase rare earth minerals. Marco International billed $188 and $189 during the three months ended December 31, 2014 and 2013, respectively, and $532 and $378 during the six months ended December 31, 2014 and 2013, respectively, under these agreements. At December 31, 2014 and June 30, 2014, there were no payables to Marco International under these agreements.

•
Entered into an agreement to sell ferrosilicon to Marco International. Net sales were $142 and $203 during the three months ended December 31, 2014 and 2013, respectively, and $355 and $244 during the six months ended December 31, 2014 and 2013, respectively, under this agreement. At December 31, 2014 and June 30, 2014, receivables from Marco International under this agreement totaled $142 and $0, respectively.

•
Entered into an agreement to sell calcium silicon powder to Marco International. Net sales were $0 and $1,017 during the three months ended December 31, 2014 and 2013, respectively, and $0 and $1,933 during the six months ended December 31, 2014 and 2013, respectively, under this agreement. At December 31, 2014 and June 30, 2014, there were no receivables from Marco International under this agreement.

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

Each of the Company’s reportable segments distributes its products in both its country of domicile, as well as to other international customers. The following presents the Company’s consolidated net sales by product line:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Silicon metal	$112,097	87,477	$222,725	172,812
Silicon-based alloys	65,868	69,380	135,300	130,776
Other	20,051	21,549	46,074	47,812
Total	$198,016	178,406	$404,099	351,400

a. Segment Data

Summarized financial information for our reportable segments as of and for the three and six months ended December 31, 2014 and 2013, is shown in the following tables:

	Three Months Ended			Three Months Ended
	December 31,			December 31,
	2014			2013
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes
GMI	$190,863	30,869	30,419	$163,876	9,713	9,042
Globe Metales	12,237	418	126	12,799	1,165	138
Solsil	—	(37)	(28)	—	—	—
Corporate	—	(11,860)	(11,875)	—	(17,290)	12,175
Other	5,554	(2,128)	(2,322)	3,432	(903)	(909)
Eliminations	(10,638)	(15)	(17)	(1,701)	(60)	(60)
	$198,016	17,247	16,303	$178,406	(7,375)	20,386

	Six Months Ended				Six Months Ended
	December 31,				December 31,
	2014				2013
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes	Total Assets	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes
GMI	$384,318	58,387	57,583	637,113	$323,476	20,541	19,098
Globe Metales	25,512	1,620	1,089	68,569	24,740	2,494	695
Solsil	—	(70)	(52)	15,563	—	(32)	(32)
Corporate	—	(16,594)	(17,228)	372,199	—	(33,283)	(7,363)
Other	9,613	(4,062)	(4,546)	103,090	6,641	(1,679)	(1,706)
Eliminations	(15,344)	(133)	(134)	(362,489)	(3,457)	160	160
	$404,099	39,148	36,712	834,045	$351,400	(11,799)	10,852

The accounting policies of our operating segments are the same as those disclosed in note 2 (Summary of Significant Accounting Policies) to our June 30, 2014 financial statements. We evaluate segment performance principally based on operating income (loss).

b. Geographic Data

Net sales are attributed to geographic regions based upon the location of the selling unit. Net sales by geographic region for the three and six months ended December 31, 2014 and 2013 consist of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
United States	$157,776	152,487	$324,031	300,817
Argentina	8,250	11,236	17,951	21,932
Canada	28,111	11,252	55,220	22,289
China	7	178	11	217
Poland	2,602	3,253	5,616	6,145
South Africa	1,270	—	1,270	—
Total	$198,016	178,406	$404,099	351,400

Long-lived assets by geographical region at December 31, 2014 and June 30, 2014 consist of the following:

	December 31,	June 30,
	2014	2014
United States	$337,488	334,559
Argentina	25,328	25,611
Canada	80,896	90,071
China	14,196	15,029
Poland	777	813
South Africa	48,226	46,906
Total	$506,911	512,989

Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation, depletion and amortization, and goodwill and other intangible assets.

c. Major Customer Data

The following is a summary of the Company’s major customers and their respective percentages of consolidated net sales for the three and six months ended December 31, 2014 and 2013:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Dow Corning	18%	16%	20%	17%
Momentive Performance Materials	12%	10%	11%	8%
All other customers	70%	74%	69%	75%
Total	100%	100%	100%	100%

Sales to Dow Corning for the three and six months ended December 31, 2014 and 2013 consist of sales associated with Dow Corning’s 49% ownership interest in WVA Manufacturing, LLC (WVA LLC), and Quebec Silicon Limited Partnership (QSLP).  Sales to Dow Corning are included in the GMI segment.

 (18)             Subsequent Events

On February 3, 2015, the Company's Board of Directors approved an annual dividend of $0.32 per common share, payable quarterly.  Accordingly, a quarterly dividend of $0.08 per share will be payable on March 12, 2015 to shareholders of record at the close of business on February 26, 2015.

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

Introduction

We are one of the leading manufacturers of silicon metal and silicon-based alloys. As of December 31, 2014, we owned and operated seven principal manufacturing facilities, in two primary operating segments: GMI, our North American operations and, Globe Metales, our Argentine operations.

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

•	Globe Metales — a manufacturer of silicon-based alloys located in Argentina with a silicon-based alloys plant in Mendoza;

•	Solsil — a developer of upgraded metallurgical grade silicon metal located Beverly, Ohio;

•	Corporate — a corporate office including general expenses, investments, and related investment income; and

•
Other — includes an electrode production operation in China (Yonvey) and a cored-wire production facility located in Poland and a manufacturer of silicon-based alloys located in South Africa. These operations do not fit into the above reportable segments and are immaterial for purposes of separate disclosure.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Net income	$10,825	23,593	$23,389	16,768
Provision for (benefit from) income taxes	5,478	(3,207)	13,323	(5,916)
Net interest expense	1,073	1,046	2,235	5,796
Depreciation, depletion, amortization and accretion	12,761	11,463	24,386	22,816
Reported EBITDA	$30,137	32,895	$63,333	39,464

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Reported EBITDA	$30,137	32,895	$63,333	39,464
Remeasurement of stock option liability	(1,036)	7,825	(3,441)	19,889
Siltech start-up costs	1,178	—	3,060	—
Transaction and due diligence expenses	631	308	1,114	469
Business interruption	899	—	2,352	—
Lease termination	457	—	457	—
Plant relocation	568	—	568	—
Divestiture indemnification payment	4,559	—	4,559	—
Quebec Silicon lockout costs	—	2,290	—	4,898
Quebec Silicon curtailment gain	—	(5,831)	—	(5,831)
Contract acquisition cost	—	14,400	—	14,400
Variable compensation	—	3,885	—	3,885
Bargain purchase gain	—	(29,538)	—	(29,538)
Adjusted EBITDA	$37,393	26,234	$72,002	47,636

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

Overview and Recent Developments

Customer demand remains strong for silicon metal and silicon-based alloys in our major end markets, which include chemical, aluminum, automotive, steel and solar. The sales mix did not change during the second quarter of fiscal year 2015 as compared to the prior quarter, as we shipped more silicon metal than silicon-based alloys.  The decrease in silicon-based alloys tons sold was due to less supply as a result of a planned conversion at one of our U.S. production facilities from silicon-based alloys to silicon metal on certain furnaces.

Net sales for the second quarter decreased $8,067,000 or 4% from the immediately preceding quarter as a result of a 3% decrease in tons sold and a 23% decrease in coal, fines, and other products. Silicon metal volumes decreased 3% while silicon-based alloys volumes decreased 4%, as a result of holiday scheduling and the switchover of one of our U.S. production furnaces to silicon metal.  Silicon metal prices and silicon-based alloys prices in the second quarter of fiscal year 2015 were $55/MT higher compared to the first quarter of fiscal year 2015.

The ramp-up of our South African acquisition, Siltech, remains on-track, with both furnaces up and running. These initiatives are expected to drive future earnings through higher sales volumes and lower costs.

Outlook

Customer demand for silicon metal in the United States remains strong in our end markets, including solar, steel, autos and consumer goods. As in the past, we have business that is fixed-priced and business that is priced based on indices. We will continue to sell on a fixed and an indexed basis as appropriate and leave room for spot business as well. We are seeing consistent demand and positive signs for the major end markets that use our products directly and indirectly. The continued imposition of Canadian anti-dumping and countervailing duties action against imports of silicon metal from China has had a positive impact on pricing and sales in the Canadian market, and we anticipate more of this same trend in the future.

We completed four minor planned maintenance outages in the second quarter of fiscal year 2015.  We do not have any major maintenance outages scheduled for the third quarter of fiscal year 2015.

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

Results of Operations

GSM Three Months Ended December 31, 2014 vs. 2013

Consolidated Operations:

	Three Months Ended
	December 31,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$198,016	178,406	19,610	11.0%
Cost of goods sold	157,745	150,713	7,032	4.7%
Selling, general and administrative expenses	23,024	26,499	(3,475)	(13.1%)
Contract acquisition cost	—	14,400	(14,400)	NA
Curtailment gain	—	(5,831)	5,831	NA
Operating income (loss)	17,247	(7,375)	24,622	(333.9%)
Bargain purchase gain	—	29,538	(29,538)	NA
Interest expense, net	(1,073)	(1,046)	(27)	2.6%
Other income (expense)	129	(731)	860	(117.6%)
Income before provision for (benefit from) income taxes	16,303	20,386	(4,083)	(20.0%)
Provision for (benefit from) income taxes	5,478	(3,207)	8,685	(270.8%)
Net income	10,825	23,593	(12,768)	(54.1%)
Income attributable to noncontrolling interest, net of tax	(852)	(2,825)	1,973	(69.8%)
Net income attributable to Globe Specialty Metals, Inc.	$9,973	20,768	(10,795)	(52.0%)

Net Sales:

	Three Months Ended December 31, 2014			Three Months Ended December 31, 2013
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$112,097	38,436	$2,916	$87,477	31,631	$2,766
Silicon-based alloys	65,868	32,450	2,030	69,380	34,985	1,983
Silicon metal and silicon-based alloys	177,965	70,886	2,511	156,857	66,616	2,355
Silica fume and other	20,051			21,549
Total net sales	$198,016			$178,406

Net sales increased $19,610,000 or 11% from the prior year to $198,016,000 primarily as a result of a 6% increase in tons sold.  The increase in sales volumes was driven by a 22% increase in silicon metal tons sold, which was partially offset by a 7% decrease in silicon-based alloys tons sold, resulting in an increase in net sales of $21,108,000.  The increase in silicon metal tons sold was primarily due to the unionized employee lockout at the Becancour, Canada plant which contributed 6,577 fewer tons in the second quarter of fiscal year 2014, and due to the conversion of certain furnaces at one of our U.S. production facilities from silicon-based alloys to silicon metal, in the second quarter of fiscal year 2015.  The net decrease in silicon-based alloys tons sold was due to the conversion of certain furnaces at one of our U.S. production facilities from silicon-based alloys to silicon metal, partially offset by an increase in tons sold resulting from the continued ramp-up of the Siltech ferrosilicon manufacturing plant in the second quarter of fiscal year 2015.

The average selling price of silicon metal increased by 6% and the average selling price of silicon-based alloys increased 2% during the second quarter of fiscal year 2015 compared to the prior year quarter.  The increase in silicon metal pricing was due to higher pricing on calendar 2014 contracts, including higher pricing on index based contracts compared to calendar 2013 contracts.  The increase in silicon-based alloys pricing was due to stronger pricing in the marketplace driven by less import competition and higher end-user demand, particularly in North America.

Other revenue decreased $1,498,000 primarily due to a decrease in coal and fine sales.

Cost of Goods Sold:

The $7,032,000 or 5% increase in cost of goods sold was a result of a 6% increase in tons sold, offset by a 1% decrease in cost per ton sold.  The decrease in cost per ton sold is primarily due to the ramp-up of Siltech production of ferrosilicon at a lower cost per ton and manufacturing cost reduction initiatives.

Gross margin represented approximately 20% of net sales in the second quarter of fiscal year 2015 and increased from 16% of net sales in the second quarter of fiscal year 2014, primarily as a result of higher average selling prices for both silicon metal and silicon-based alloy, and higher silicon metal tons sold.

Selling, General and Administrative Expenses:

The decrease in selling, general and administrative expenses of $3,475,000, or 13%, was primarily due to a decrease in stock-based compensation of approximately $9,038,000. In addition, we had a decrease in variable based compensation of $1,149,000. These decreases were partially offset by a divestiture indemnification payment of $4,559,000, an increase in salaries, taxes and benefits of $997,000 and an increase in accounting, legal and professional fees of $888,000.

Contract Acquisition Cost:

During the second quarter of fiscal year 2014, the Company acquired a supply arrangement that resulted in a payment of $14,400,000.

Curtailment Gain:

The Company’s subsidiary, Quebec Silicon, sponsors a postretirement benefit plan for certain employees, based on length of service and remuneration. Postretirement benefits consist of a group insurance plan covering plan members for life insurance, disability, hospital, medical, and dental benefits. On December 27, 2013, the Communications, Energy and Paper Workers Union of Canada (“CEP”) ratified a new collective bargaining agreement, which resulted in a curtailment pertaining to the closure of the postretirement benefit plan for union employees retiring after January 31, 2016. The Company remeasured the benefit obligations reflecting the curtailment which resulted in a curtailment gain of $5,831,000 in the second quarter of fiscal year 2014.

Bargain Purchase Gain:

On November 21, 2013, the Company purchased 100% of the outstanding shares of Silicon Technology (Pty) Ltd. (Siltech) for $4,000,000. The Company paid for the acquisition from available cash. Siltech is a silicon-based alloy producer in South Africa with an annual production capacity of approximately 45,000 metric tons. The acquisition was made to increase the Company’s current silicon-based alloy capacity by approximately 30% and its strategic location will enable the Company to supplement its existing facility to service the large European, Asian and Middle Eastern markets. The purchase price allocation for the Siltech acquisition was finalized during the quarter ended December 31, 2014 and the fair value of the identifiable net assets acquired of $33,538,000 exceeded the purchase price of $4,000,000 resulting in a gain on bargain purchase of $29,538,000.

Net Interest Expense:

Net interest expense remained consistent for the second quarter of fiscal year 2015 as compared to the prior year quarter.

Other Income (Expense):

Other Income for the second quarter of fiscal year 2015 was approximately $129,000 compared to other expense of $731,000 in the second quarter of fiscal year 2014. The variance compared to the prior year quarter is due primarily to a foreign exchange loss in the prior year resulting from the revaluation of a U.S. dollar loan at a foreign subsidiary and holdings of the Argentine peso.

Provision for (benefit from) income taxes:

The tax provision as a percentage of pre-tax income was approximately 33.6%, or $5,478,000 in the second quarter of fiscal year 2015 and the tax provision (benefit) as a percentage of pre-tax income was approximately (15.7%), or $(3,207,000), in the second quarter of fiscal year 2014. The change in effective tax rate was a result of a switch to income in the U.S. which generated tax expense.

Segment Operations

GMI

	Three Months Ended
	December 31,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$190,863	163,876	26,987	16.5%
Cost of goods sold	150,713	137,526	13,187	9.6%
Selling, general and administrative expenses	9,281	8,068	1,213	15.0%
Contract acquisition cost	—	14,400	(14,400)	NA
Curtailment gain	—	(5,831)	5,831	NA
Operating income	$30,869	9,713	21,156	217.8%

Net sales increased $26,987,000 or 17% from the prior year to $190,863,000.  The increase was attributable to an 8% increase in tons sold and an 8% increase in the average selling price.  Silicon metal tons sold increased 22% primarily due to the unionized employee lockout at the Becancour, Canada plant which contributed 6,577 fewer tons in the second quarter of fiscal 2014 and  due to the conversion of certain furnaces at one of our U.S. production facilities from silicon-based alloys to silicon metal in the second quarter of fiscal year 2015.   Silicon-based alloys tons sold decreased 7% due to the aforementioned furnace conversion.  Silicon metal pricing increased 6% due to higher pricing on calendar 2014 contracts, including higher pricing on index based contracts compared to calendar 2013 contracts.  Silicon-based alloys pricing increased 4% due to an increase in ferrosilicon pricing driven by higher demand and supply constraints.  Other revenue increased $4,025,000 primarily due to an increase in silica fume tons sold.

During the second quarter of fiscal year 2014, the Company acquired a supply arrangement that resulted in a payment of $14,400,000.

The Company’s subsidiary, Quebec Silicon, sponsors a postretirement benefit plan for certain employees, based on length of service and remuneration. Postretirement benefits consist of a group insurance plan covering plan members for life insurance, disability, hospital, medical, and dental benefits. On December 27, 2013, the Communications, Energy and Paper Workers Union of Canada (“CEP”) ratified a new collective bargain agreement, which resulted in a curtailment pertaining to the closure of the postretirement benefit plan for union employees retiring after January 31, 2016. The Company remeasured the benefit obligations reflecting the curtailment which resulted in a curtailment gain of $5,831,000 in the second quarter of fiscal year 2014.

Operating income increased $21,156,000 from the prior year to $30,869,000.  This increase was primarily due to the increase in silicon metal tons sold, and the increase in silicon metal and silicon-based alloys average sales price.  In addition, operating income was further increased due to the contract acquisition cost of $14,400,000 in the second quarter of fiscal year 2014,   These increases to operating income were offset by an increase to the cost of goods sold of 10% due to volume increasing 8% and cost per ton sold increasing 2%, which was due to a shift in mix from lower cost ferrosilicon products to higher cost silicon metal products.  In addition, the increases in operating income were further offset by a curtailment gain in the second quarter of fiscal year 2014, as discussed above.

Globe Metales

	Three Months Ended
	December 31,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$12,237	12,799	(562)	(4.4%)
Cost of goods sold	10,994	10,773	221	2.1%
Selling, general and administrative expenses	825	861	(36)	(4.2%)
Operating income	$418	1,165	(747)	(64.1%)

Net sales decreased $562,000 or 4% from the prior year to $12,237,000.  The decrease was primarily attributable to a 5% decrease in tons sold.  Overall volume decreased due to weaker demand from Europe, partially offset by an increase in demand from the North America steel and automotive markets.

Operating income decreased $747,000 from the prior year to $418,000.  The decrease was primarily due to lower volumes and an increase in the cost per ton sold.

Solsil

	Three Months Ended
	December 31,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Cost of goods sold	$37	—	37	NA
Operating loss	$(37)	—	(37)	NA

Solsil suspended commercial production during fiscal year 2010 as a result of a significant decline in the price of polysilicon and the decline in demand for upgraded metallurgical grade silicon.

Corporate

	Three Months Ended
	December 31,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$11,860	17,290	(5,430)	(31.4%)
Operating loss	$(11,860)	(17,290)	5,430	31.4%

The operating loss decreased $5,430,000 from the prior year to $11,860,000.  Selling, general and administrative expenses decreased by $5,430,000 year over year primarily due to an decrease in stock-based compensation of approximately $9,038,000, a decrease in variable-based compensation of $1,411,000. These decreases were partially offset by a divestiture indemnification payment of $4,559,000.

GSM Six Months Ended December 31, 2014 vs. 2013

Consolidated Operations:

	Six Months Ended
	December 31,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$404,099	351,400	52,699	15.0%
Cost of goods sold	326,362	302,993	23,369	7.7%
Selling, general and administrative expenses	38,589	51,637	(13,048)	(25.3%)
Contract acquisition cost	—	14,400	(14,400)	NA
Curtailment gain	—	(5,831)	5,831	NA
Operating income (loss)	39,148	(11,799)	50,947	(431.8%)
Bargain purchase gain	—	29,538	(29,538)	NA
Interest expense, net	(2,235)	(5,796)	3,561	(61.4%)
Other expense	(201)	(1,091)	890	(81.6%)
Income before provision for (benefit from) income taxes	36,712	10,852	25,860	238.3%
Provision for (benefit from) income taxes	13,323	(5,916)	19,239	(325.2%)
Net income	23,389	16,768	6,621	39.5%
Income attributable to noncontrolling interest, net of tax	(1,714)	(2,852)	1,138	(39.9%)
Net income attributable to Globe Specialty Metals, Inc.	$21,675	13,916	7,759	55.8%

Net Sales:

	Six Months Ended December 31, 2014			Six Months Ended December 31, 2013
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$222,725	77,852	$2,861	$172,812	63,250	$2,732
Silicon-based alloys	135,300	66,350	2,039	130,776	65,401	2,000
Silicon metal and silicon-based alloys	358,025	144,202	2,483	303,588	128,651	2,360
Silica fume and other	46,074			47,812
Total net sales	$404,099			$351,400

Net sales increased $52,699,000 or 15% from the prior year to $404,099,000 primarily as a result of a 5% increase in average selling prices and a 12% increase in metric tons sold.  The increase in sales volume was driven by a 23% increase in silicon metal tons sold and a 2% increase in silicon-based alloys tons sold, resulting in a increase in net sales of $54,437,000.  The increase in silicon metal volume was due to the unionized employee lockout at the Becancour Canada plant which contributed 16,310 fewer tons during the first half of fiscal year 2014 and due to an increase from the conversion of certain furnaces at one of our U.S. production facilities from silicon-based alloys to silicon metal.  The increase in silicon-based alloys was primarily due to an increase in demand from the steel and automotive industries in North America.

The average selling price of silicon metal increased 5% and the average selling price of silicon-based alloys increased 2%.  The increase in silicon metal pricing was due to higher pricing on annual calendar 2014 contracts, including higher pricing on index-based contracts.  The increase in silicon-based alloys pricing is due to stronger pricing in the marketplace driven by less import competition and higher end-user demand, particularly in North America.

Other revenue decreased $1,738,000 primarily due to a decrease in coal and fines sales.

Cost of Goods Sold:

The $23,369,000 or 8% increase in cost of goods sold was a result of a 12% increase in metric tons sold and a 4% decrease in cost per ton sold.  The decrease in cost per ton sold is primarily due to the ramp up of Siltech production of ferrosilicon at a lower cost per ton and manufacturing cost reduction initiatives.

Gross margin represented approximately 19% of net sales in the first half of fiscal year 2015 and increased from 14% of net sales in the first half of fiscal year 2014.  This increase was primarily as a result of an increase in average selling prices and an increase in metric tons sold.

Selling, General and Administrative Expenses:

The decrease in selling, general and administrative expenses of $13,048,000 or 25% was primarily due to a decrease in stock-based compensation of approximately $22,478,000, partially offset by a divestiture indemnification payment of $4,559,000, an increase in accounting, legal and professional fees of $1,346,000, and an increase in salaries and benefits of $2,702,000.

Contract acquisition cost:

During the first half of fiscal year 2014, the Company acquired a supply arrangement that resulted in a payment of $14,400,000.

Curtailment Gain:

The Company’s subsidiary, Quebec Silicon, sponsors a postretirement benefit plan for certain employees, based on length of service and remuneration. Postretirement benefits consist of a group insurance plan covering plan members for life insurance, disability, hospital, medical, and dental benefits. On December 27, 2013, the Communications, Energy and Paper Workers Union of Canada (“CEP”) ratified a new collective bargain agreement, which resulted in a curtailment pertaining to the closure of the postretirement benefit plan for union employees retiring after January 31, 2016. The Company remeasured the benefit obligations reflecting the curtailment which resulted in a curtailment gain of $5,831,000 in the first half of fiscal year 2014.

Bargain Purchase Gain:

On November 21, 2013, the Company purchased 100% of the outstanding shares of Silicon Technology (Pty) Ltd. (Siltech) for $4,000,000. The Company paid for the acquisition from available cash. Siltech is a silicon-based alloy producer in South Africa with an annual production capacity of approximately 45,000 metric tons. The acquisition was made to increase the Company’s current silicon-based alloy capacity by approximately 30% and its strategic location will enable the Company to supplement its existing facility to service the large European, Asian and Middle Eastern markets. The purchase price allocation for the Siltech acquisition was finalized during the quarter ended December 31, 2014 and the fair value of the identifiable net assets acquired of $33,538,000 exceeded the purchase price of $4,000,000 resulting in a gain on bargain purchase of $29,538,000.

Net Interest Expense:

Net interest expense decreased $3,561,000 compared to the prior year primarily due to the write-off of deferred financing costs of approximately $3,354,000 in connection with the refinancing of our existing $300,000,000 Revolving Credit Facility in the prior year.

Other Expense:

Other expense decreased $890,000 primarily due to a lower foreign exchange loss of a U.S. dollar loan at a foreign subsidiary and holdings of the Argentine peso.

Provision for (benefit from) income taxes:

The tax provision as a percentage of pre-tax income was approximately 36.3%, or $13,323,000 for the six months ended December 31, 2014 and the tax provision (benefit) as a percentage of pre-tax income was approximately (54.5%), or $(5,916,000), for the six months ended December 31, 2013. The change in effective tax rate was a result of a switch to income in the U.S. which generated a tax expense.

Segment Operations

GMI

	Six Months Ended
	December 31,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$384,318	323,476	60,842	18.8%
Cost of goods sold	308,627	278,112	30,515	11.0%
Selling, general and administrative expenses	17,304	16,254	1,050	6.5%
Contract acquisition cost	—	14,400	(14,400)	NA
Curtailment gain	—	(5,831)	5,831	NA
Operating income	$58,387	20,541	37,846	184.2%

Net sales increased $60,842,000 or 19% from the prior year to $384,318,000.  The increase was primarily attributable to a 14% increase in tons sold coupled with a 6% increase in average selling prices.  Silicon metal volume increased 23% primarily due to the unionized employee lockout at the Becancour, Canada plant which contributed 16,310 fewer tons during the first half of fiscal year 2014, and an increase from our conversion of certain furnaces from silicon-based alloys to silicon metal.  Silicon-based alloys volume increased 3% primarily due to demand from the steel and automotive industries. Silicon metal pricing increased 5% primarily due to higher pricing on annual calendar 2014 contracts, including higher pricing on index-based contracts.  Silicon-based alloys pricing increased 3% from stronger pricing in the marketplace, driven by less import competition and higher end-user demand.

During the first half of fiscal year 2014, the Company concluded a supply arrangement that resulted in a payment of $14,400,000.

The Company’s subsidiary, Quebec Silicon, sponsors a postretirement benefit plan for certain employees, based on length of service and remuneration. Postretirement benefits consist of a group insurance plan covering plan members for life insurance, disability, hospital, medical, and dental benefits. On December 27, 2013, the Communications, Energy and Paper Workers Union of Canada (“CEP”) ratified a new collective bargaining agreement, which resulted in a curtailment pertaining to the closure of the postretirement benefit plan for union employees retiring after January 31, 2016. The Company remeasured the benefit obligations reflecting the curtailment which resulted in a curtailment gain of $5,831,000 during the first half of fiscal year 2014.

Operating income increased $37,846,000 from the prior year to $58,387,000.  This increase was due to higher average selling prices for silicon metal and silicon-based alloys and higher silicon metal and silicon-based alloy volume.  Cost of goods sold increased 11% while shipments increased 14%.  The decrease in cost per ton sold is primarily due to manufacturing cost reduction initiatives.  In addition, operating income was further increased by contract acquisition cost of $14,400,000 in the first half of fiscal year 2014. These increases were offset by a decrease due to the curtailment gain in the first half fiscal year 2014, as discussed above.

Globe Metales

	Six Months Ended
	December 31,			Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$25,512	24,740	772	3.1%
Cost of goods sold	22,172	20,701	1,471	7.1%
Selling, general and administrative expenses	1,720	1,545	175	11.3%
Operating income	$1,620	2,494	(874)	(35.0%)

Net sales increased $772,000 or 3% from the prior year to $25,512,000.  This increase was primarily due to a 1% increase in average selling prices and a 6% increase in tons sold.  Overall pricing and volume increased due to the increase in the North American steel and automotive market demand.

Operating income decreased $874,000.  The decrease was primarily due to a 6% increase in tons sold and a higher cost per ton sold.

Solsil

	Six Months Ended
	December 31,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Cost of goods sold	$70	32	38	118.8%
Operating loss	$(70)	(32)	(38)	(118.8%)

Solsil suspended commercial production during fiscal year 2010 as a result of a significant decline in the price of polysilicon and the decline in demand for upgraded metallurgical grade silicon.

Corporate

	Six Months Ended
	December 31,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$16,594	33,283	(16,689)	(50.1%)
Operating loss	$(16,594)	(33,283)	16,689	50.1%

Operating loss decreased $16,689,000 from the prior year to $16,594,000.  Selling, general and administrative expenses decreased $16,689,000 year over year primarily due to a decrease in stock-based compensation of approximately $22,478,000, partially offset by a $4,559,000 divestiture indemnification payment.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balance, cash flows from operations, and unused commitments under our existing credit facilities. At December 31, 2014, our cash and cash equivalents balance was approximately $104,533,000 and we had $186,908,000 available for borrowing under our existing financing arrangements. We generated cash flows from operations totaling $42,768,000 during the six months ended December 31, 2014. As of December 31, 2014, the amount of cash and cash equivalents included in the Company’s consolidated cash that was held by foreign subsidiaries was approximately $17,481,000. In the second quarter of fiscal 2015, the Company entered into an arrangement to have the option to sell selected accounts receivables up to a cap of $55,000,000 on a non-recourse basis to an unrelated financial institution under a receivables purchase arrangement in the US. In fiscal 2015, the Company sold $24,000,000 under the arrangement.

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

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Six Months Ended
	December 31,
	2014	2013
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$97,792	169,676
Cash provided by operating activities	42,768	61,961
Cash used in investing activities	(23,279)	(21,864)
Cash used in financing activities	(12,527)	(50,501)
Effect of exchange rate changes on cash and cash equivalents	(221)	(708)
Cash and cash equivalents at end of period	$104,533	158,564

Operating Activities:

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions.

Net cash provided by operating activities was approximately $42,768,000 and $61,961,000 during the first six months of fiscal year 2015 and 2014, respectively. The $19,193,000 decrease in net cash provided by operating activities was primarily due to a decrease in working capital partially offset by the comparative effects of the bargain purchase and curtailment gains in fiscal 2014 as well as an increase in operating results for the first half of fiscal year 2015 as compared to the prior year.  In the first half of fiscal year 2015, inventory increased due to production ramp-up at Yonvey and raw material build up at Siltech in preparation for production.

Investing Activities:

Net cash used in investing activities was approximately $23,279,000 and $21,864,000 during the first six months of fiscal year 2015 and 2014, respectively. In the first half of fiscal year 2015, capital expenditures increased by approximately $12,570,000 due to the restart of the Siltech facility, which was partially offset by $7,355,000 from the sale of marketable securities as well as the comparative effect of the acquisition of Siltech in the first six months of fiscal 2014 which resulted in the use of approximately $3,800,000 in net cash.

Financing Activities:

Net cash used in financing activities was approximately $12,527,000 and $50,501,000 during the first six months of fiscal year 2015 and 2014, respectively.  Net cash used for financing activities decreased by approximately $37,974,000 from the prior year, primarily due to $30,250,000 of net debt payments made in the first half of fiscal year 2014 and a decrease in stock repurchases of $7,041,000 compared to the prior year.

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

Litigation and Contingencies

The Company is subject to various lawsuits, investigations, claims, and proceedings that arise in the normal course of business, including, but not limited to, labor and employment, commercial, environmental, safety, and health matters, as well as claims and indemnities associated with its historical acquisitions and divestitures. Although it is not presently possible to determine the outcome of these matters, in the opinion of management, it is not reasonably possible that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. During the quarter ended December 31, 2014, the Company recorded $4,559,000 with respect to an indemnification obligation from a prior divestiture.

At December 31, 2014, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

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

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)) as of December 31, 2014. Based upon that evaluation, our Principal Executive Officers and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

In the ordinary course of business, we are subject to periodic lawsuits, investigations, claims, and proceedings, including, but not limited to, contractual disputes, labor and employment, environmental, health and safety matters, as well as claims and indemnities associated with our historical acquisitions and divestitures. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations, claims, and proceedings asserted against us, we believe any currently pending legal proceeding to which we are a party is not reasonably possible to have a material adverse effect on our business, prospects, financial condition, cash flows, results of operations or liquidity.

Item 1A.  Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in “Part I — Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. There have been no material changes in our risks from such description.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During fiscal year 2015, we purchased shares of our common stock in the open market and through block purchases pursuant to a 10b5-1 plan.  During the quarter ended December 31, 2014, we did not purchase any of our common stock.

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
October 1, 2014 – October 31, 2014	$0	0	$45,780,000
November 1, 2014 – November 30, 2014	$0	0	$45,780,000
December 1, 2014 – December 31, 2014	$0	0	$45,780,000

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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Income Statements, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) notes to these condensed consolidated financial statements. †

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

February 9, 2015