Form 10-Q
period 2015-03-31
GLOBE SPECIALTY METALS INC
filed 2015-05-08
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 5, 2015, the registrant had 73,749,990 shares of common stock outstanding.

Globe Specialty Metals, Inc.

		Page No.
PART I
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 4.	Mine Safety Disclosure	26
Item 6.	Exhibits	26
SIGNATURES		27
EX-31.1
EX-31.2
EX-32.1 EX-95 EX-101

PART I

Item 1.  Financial Statements

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
March 31, 2015 and June 30, 2014
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	June 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$72,067	97,792
Marketable securities	4,571	10,399
Accounts receivable, net of allowance for doubtful accounts of $790
and $811 at March 31, 2015 and June 30, 2014, respectively	75,958	100,829
Inventories	122,052	80,924
Deferred tax assets	3,779	7,042
Prepaid expenses and other current assets	18,636	26,259
Total current assets	297,063	323,245
Property, plant, and equipment, net of accumulated depreciation, depletion and amortization	450,309	469,169
Deferred tax assets	778	901
Goodwill	43,343	43,343
Other intangible assets	477	477
Investments in unconsolidated affiliates	5,973	5,973
Other assets	1,755	2,018
Total assets	$799,698	845,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,838	46,613
Short-term debt	656	59
Share-based liabilities	5,376	12,552
Accrued expenses and other current liabilities	39,941	38,758
Total current liabilities	88,811	97,982
Long-term liabilities:
Revolving credit agreements and other long-term debt	100,113	125,145
Deferred tax liabilities	48,241	50,845
Other long-term liabilities	46,995	50,626
Total liabilities	284,160	324,598
Commitments and contingencies (note 11)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares; issued, 75,637,059
and 75,623,454 shares at March 31, 2015 and June 30, 2014, respectively	8	8
Additional paid-in capital	402,234	398,685
Retained earnings	83,310	70,875
Accumulated other comprehensive loss	(26,251)	(5,377)
Treasury stock at cost, 1,887,069 and 1,874,003 shares at March 31, 2015
and June 30, 2014, respectively	(29,208)	(28,966)
Total Globe Specialty Metals, Inc. stockholders’ equity	430,093	435,225
Noncontrolling interest	85,445	85,303
Total stockholders’ equity	515,538	520,528
Total liabilities and stockholders’ equity	$799,698	845,126

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statements
Three and nine months ended March 31, 2015 and 2014
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net sales	$194,653	196,057	$598,752	547,457
Cost of goods sold	153,793	164,926	480,155	467,919
Selling, general, and administrative expenses	25,011	23,392	63,600	75,029
Contract acquisition cost	—	—	—	14,400
Curtailment gain	—	—	—	(5,831)
Operating income (loss)	15,849	7,739	54,997	(4,060)
Other income (expense):
Bargain purchase gain	—	—	—	29,538
Interest income	69	1	207	33
Interest expense, net of capitalized interest	(983)	(1,012)	(3,356)	(6,940)
Foreign exchange loss	(992)	(1,999)	(1,982)	(3,008)
Other income	620	5	1,409	23
Income before provision for (benefit from) income taxes	14,563	4,734	51,275	15,586
Provision for (benefit from) income taxes	6,036	2,717	19,359	(3,199)
Net income	8,527	2,017	31,916	18,785
Income attributable to noncontrolling interest, net of tax	(804)	(456)	(2,518)	(3,308)
Net income attributable to Globe Specialty Metals, Inc.	$7,723	1,561	$29,398	15,477
Weighted average shares outstanding:
Basic	73,750	74,291	73,751	74,964
Diluted	73,881	74,435	73,886	75,070
Earnings per common share:
Basic	$0.10	0.02	$0.40	0.21
Diluted	0.10	0.02	0.40	0.21
Cash dividends declared per common share	0.08	0.08	0.23	0.21

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income
Three and nine months ended March 31, 2015 and 2014
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net income	$8,527	2,017	$31,916	18,785
Other comprehensive loss:
Foreign currency translation adjustment	(9,672)	(3,189)	(22,457)	(4,150)
Unrealized loss on available for sale securitites, net of tax	(165)	—	(793)	—
Total other comprehensive loss	(9,837)	(3,189)	(23,250)	(4,150)
Comprehensive (loss) income	(1,310)	(1,172)	8,666	14,635
Comprehensive (loss) income attributable to noncontrolling interest	(478)	(102)	142	2,637
Comprehensive (loss) income attributable to Globe Specialty Metals, Inc.	$(832)	(1,070)	$8,524	11,998

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine months ended March 31, 2015 and 2014
(In thousands)
(Unaudited)

	Globe Specialty Metals, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other	Treasury		Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	at Cost	Interest	Equity
Balance at June 30, 2014	75,623	8	398,685	70,875	(5,377)	(28,966)	85,303	520,528
Share-based compensation	7	—	3,469	—	—	—	—	3,469
Stock option exercises	7	—	80	—	—	—	—	80
Share repurchase	—	—	—	—	—	(242)	—	(242)
Cash dividend	—	—	—	(16,963)	—	—	—	(16,963)
Comprehensive income (loss)	—	—	—	29,398	(20,874)	—	142	8,666
Balance at March 31, 2015	75,637	$8	402,234	83,310	(26,251)	(29,208)	85,445	515,538

Balance at June 30, 2013	75,589	8	399,234	70,628	(4,918)	(4)	81,132	546,080
Share-based compensation	4	—	(1,275)	—	—	—	—	(1,275)
Stock option exercises	30	—	180	—	—	—		180
Share repurchase	—	—	—	—	—	(26,614)	—	(26,614)
Cash dividend	—	—	—	(15,915)	—	—	—	(15,915)
Comprehensive income (loss)	—	—	—	15,477	(3,479)	—	2,637	14,635
Balance at March 31, 2014	75,623	$8	398,139	70,190	(8,397)	(26,618)	83,769	517,091

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Nine months ended March 31, 2015 and 2014
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$31,916	18,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,327	32,983
Depletion	542	948
Share-based compensation	3,469	(1,275)
Curtailment gain	—	(5,831)
Bargain purchase gain	—	(29,538)
Unrealized foreign exchange loss	242	473
Amortization of deferred financing fees	130	3,621
Deferred taxes	2,990	3,345
Amortization of customer contract liabilities	(3,727)	(5,293)
Accretion	183	192
Changes in operating assets and liabilities:
Accounts receivable, net	21,879	(11,706)
Inventories	(46,259)	25,227
Prepaid expenses and other current assets	3,107	3,926
Accounts payable	(2,480)	3,974
Accrued expenses and other current liabilities	(652)	(45)
Other	1,617	1,430
Net cash provided by operating activities	50,284	41,216
Cash flows from investing activities:
Capital expenditures	(41,163)	(28,018)
Proceeds from sale (purchase) of marketable securities	8,326	(5,841)
Acquisition of business, net of cash acquired of $0 and $200, respectively	—	(3,800)
Net cash used in investing activities	(32,837)	(37,659)
Cash flows from financing activities:
Borrowings of short-term debt	597	—
Payments of short-term debt	(32)	(269)
Borrowings under revolving credit agreements	—	156,400
Payments under revolving credit agreements	(25,000)	(170,650)
Dividend payment	(16,963)	(15,915)
Debt issuance costs	—	(1,080)
Proceeds from stock option exercises	80	180
Purchase of treasury shares	(242)	(26,614)
Other financing activities	(1,925)	(1,917)
Net cash used in financing activities	(43,485)	(59,865)
Effect of exchange rate changes on cash and cash equivalents	313	(446)
Net decrease in cash and cash equivalents	(25,725)	(56,754)
Cash and cash equivalents at beginning of period	97,792	169,676
Cash and cash equivalents at end of period	$72,067	112,922

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$1,432	2,783
Cash paid (refunded) for income taxes, net of refunds totaling $554 and $7,698, respectively	11,166	(5,982)

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
Three and nine months ended March 31, 2015 and 2014
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

Proposed Business Combination

On February 23, 2015, the Company, Grupo Villar Mir, S.A.U., a public limited company (sociedad anónima) incorporated under the laws of Spain (“Grupo VM”), Grupo FerroAtlántica, S.A.U., a Spanish public limited liability company in the form of a sociedad anónima and wholly owned subsidiary of Grupo VM (“FerroAtlántica”), VeloNewco Limited, a newly formed private UK holding company and wholly owned subsidiary of Grupo VM (“VeloNewco”), and Gordon Merger Sub, Inc., a newly formed Delaware corporation and a direct wholly owned subsidiary of VeloNewco (“Merger Sub”), entered into a Business Combination Agreement (the “Original Business Combination Agreement”) pursuant to which the parties agreed, subject to the terms and conditions of the Original Business Combination Agreement, to combine the businesses of the Company and FerroAtlántica under VeloNewco as described below (the “Business Combination”). The Original Business Combination Agreement was amended and restated on May 5, 2015.  The Original Business Combination Agreement, as so amended and restated, is referred to as the “Business Combination Agreement”.

Transaction Overview

Subject to the terms and conditions of the Business Combination Agreement, VeloNewco agreed to acquire from Grupo VM all of the issued and outstanding ordinary shares of FerroAtlántica in exchange for an aggregate of 98,078,161 newly issued VeloNewco Class A ordinary shares (each an “A Ordinary Share”), which will result in FerroAtlántica becoming a wholly owned subsidiary of VeloNewco (the “Stock Exchange”). After consummation of the Stock Exchange, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of VeloNewco (the “Merger”).

In the Stock Exchange, Grupo VM may be required to pay to VeloNewco as additional consideration for the A Ordinary Shares an amount in cash, if any, based upon FerroAtlántica’s net debt at closing. In the Merger, each share of common stock of the Company will be converted into the right to receive one VeloNewco ordinary share (each an “Ordinary Share”). The A Ordinary Shares and the Ordinary Shares will have the same rights, powers and preferences, and vote together as a single class, except for the right of the holders of Ordinary Shares to the R&W Proceeds as described below.

In connection with the transaction, VeloNewco expects to purchase a buy side representations and warranties insurance policy (the “R&W Policy”) to insure against certain breaches of certain representations and warranties made by FerroAtlántica and Grupo VM in the Business Combination Agreement. Under the terms of the Articles of Association of VeloNewco (the “VeloNewco Articles”), if VeloNewco receives proceeds under the R&W Policy (after deduction of taxes applicable to such proceeds, if any) (the “R&W Proceeds”), VeloNewco is required to distribute the aggregate R&W Proceeds to the holders of the Ordinary Shares. Each A Ordinary Share automatically converts into one Ordinary Share upon the earlier to occur of: (a) the expiration of the R&W Policy; and (b) its transfer to any person or group which is not Grupo VM, any Grupo VM family member or any affiliate of Grupo VM or a Grupo VM family member.

(2)             Summary of Significant Accounting Policies

   a. Basis of Presentation

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) of the results for the interim periods presented and such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and Current Report on Form 8-K filed on May 5, 2015. The year-end balance sheet data was derived from audited financial statements, but does not include all of the information and disclosures required by U.S. GAAP. There have been no material changes to the Company’s significant accounting policies during the nine months ended March 31, 2015.

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2014, the Condensed Consolidated Income Statements and Statements of Comprehensive (Loss) Income  for the three and nine months ended March 31, 2014 and the Condensed Consolidated Statement of Cash Flows and the Condensed Consolidated Statement of Changes in  Shareholders’ Equity for the nine months ended March 31, 2014 have been revised to reflect the impact of completing the purchase price allocation for the acquisition of Silicon Technology (Pty) Ltd., as described in Note 3.

   b. Receivables Sale Arrangement

The Company has the option to sell certain accounts receivables up to a cap of $55,000 on a non-recourse basis to an unrelated financial institution under a receivables purchase arrangement in the US. The Company accounts for this transaction as a sale of receivables, removes receivables sold from its financial statements, and records cash proceeds when received by the Company as cash provided by operating activities in the Consolidated Statement of Cash Flows. The receivables are sold at a discount rate of 30 day LIBOR plus 1.25% per annum discounted upfront on the date of purchase. The Company entered into the arrangement in the second quarter of fiscal 2015. The arrangement has a term of twelve months and will be renewed for an additional twelve month period in the absence of written termination notice provided by the Company no later than sixty days prior to the termination date of the arrangement. During fiscal 2015, the Company sold $59,000 of receivables under the arrangement and as of March 31, 2015, $24,000 of receivables was outstanding with the financial institution.

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

    e. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, we will adopt this new guidance beginning in fiscal 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this new guidance and management is currently evaluating which transition approach to use. In April 2015, the FASB issued a proposal that, if approved, would extend the required implementation date one year to the first quarter of calendar 2018 but also would permit companies to adopt the standard at the original effective date of 2017. We are currently evaluating the impact of this guidance on our consolidated results of operations, financial position and cash flows.

  In April 2015, the FASB issued an accounting standards update relating to the presentation of debt issuance costs. The accounting update requires companies to present debt issuance costs related to a recognized debt liability presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective beginning fiscal 2017.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations, and assumptions that were subject to change as the Company obtained additional information during the measurement period. The purchase price allocation for the Siltech acquisition was finalized during the quarter ended December 31, 2014. The adjustments, which primarily relate to the finalization of environmental remediation obligation assumed (the adjustment was recorded to Other long-term liabilities), were made to the preliminary purchase accounting amounts. The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the acquisition date as well as adjustments made to arrive at the final purchase price allocation.

Based on the final purchase price allocation, the fair value of the identifiable net assets acquired of $33,538 exceeded the purchase price of $4,000, resulting in a gain on bargain purchase of $29,538. The measurement period adjustments were recorded as an adjustment to the gain on bargain purchase. The purchase price of $4,000 was allocated as follows:

(In thousands)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Assets
Current assets	$2,298	101	2,399
Property, plant and equipment	46,500	(233)	46,267
Total assets acquired	$48,798	(132)	48,666

Liabilities
Accounts payable	$317	106	423
Accrued expenses	478	(272)	206
Deferred tax liabilities	11,760	1,586	13,346
Other long-term liabilities	10,000	(8,847)	1,153
Total liabilities assumed	$22,555	(7,427)	15,128
Net assets acquired	26,243	7,295	33,538
Consideration paid	4,000	—	4,000
Gain on bargain purchase	$22,243	7,295	29,538

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

(4)             Inventories

Inventories comprise the following:

	March 31,	June 30,
	2015	2014
Finished goods	$43,957	27,406
Work in process	5,009	5,120
Raw materials	59,045	33,843
Parts and supplies	14,041	14,555
Total	$122,052	80,924

At March 31, 2015, $113,932 in inventory is valued using the first-in, first-out method and $8,120 using the average cost method. At June 30, 2014, $73,894 in inventory is valued using the first-in, first-out method and $7,030 using the average cost method.

(5)             Property, Plant, and Equipment

Property, plant, and equipment, net, comprise the following:

	March 31,	June 30,
	2015	2014
Land, land improvements, and land use rights	$12,654	13,615
Building and improvements	92,625	89,222
Machinery and equipment	233,707	217,358
Furnaces	232,956	208,368
Mineral reserves	55,843	55,843
Mine development	10,291	9,317
Other	15,830	14,712
Construction in progress	18,324	53,753
Property, plant, and equipment, gross	672,230	662,188
Less accumulated depreciation, depletion and amortization	(221,921)	(193,019)
Property, plant, and equipment, net	$450,309	469,169

Depreciation, depletion and amortization expense for the three and nine months ended March 31, 2015 was $13,603 and $37,869, of which $13,366 and $37,146 is recorded in cost of goods sold and $237 and $723 is recorded in selling, general, and administrative expenses, respectively. Depreciation, depletion and amortization expense for the three and nine months ended March 31, 2014 was $11,244 and $33,931, of which $10,977 and $33,127 is recorded in cost of goods sold and $267 and $804 is recorded in selling, general, and administrative expenses, respectively.

There was no capitalized interest for both the three and nine months ended March 31, 2015. Capitalized interest for the three and nine months ended March 31, 2014 was $0 and $103, respectively.

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

a. Goodwill

Changes in the carrying amount of goodwill, by reportable segment, during the nine months ended March 31, 2015 are as follows:

		Globe
	GMI	Metales	Solsil	Other	Total

Goodwill	$34,900	14,313	57,656	7,260	114,129
Accumulated impairment loss	—	(6,000)	(57,656)	(7,130)	(70,786)
Balance at June 30, 2014	34,900	8,313	—	130	43,343

Goodwill	34,900	14,313	57,656	7,260	114,129
Accumulated impairment loss	—	(6,000)	(57,656)	(7,130)	(70,786)
Balance at March 31, 2015	$34,900	8,313	—	130	43,343

b. Other Intangible Assets

There were no changes in the value of the Company’s indefinite lived intangible assets during the nine months ended March 31, 2015.

   c. Annual Impairment Tests

The Company performed its annual goodwill and indefinite-lived intangible asset tests during the quarter ended March 31, 2015. A test is also performed whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds the implied fair value of goodwill of the reporting unit. Fair value is measured based on a discounted cash flow method, using a discount rate determined by the Company to be commensurate with the risk inherent in its current business model, and a valuation technique based on multiples of earnings consistent with the objective of measuring fair value. The estimates of cash flows, future earnings, and discount rates are subject to change due to the economic environment and business trends, including such factors as raw material and product pricing, interest rates, expected market returns and volatility of markets served, as well as our future manufacturing capabilities, government regulation and technological change. The Company believes that the estimates of future cash flows, future earnings, and fair value are reasonable; however, changes in estimates, circumstances or conditions could have a significant impact on its fair valuation determination, which could then result in a material impairment charge in the Company’s results of operations.

As of February 28, 2015, all reporting units had fair values that exceeded carrying values and no impairment charge was required.

(7)             Debt

a. Short-Term Debt

Short-term debt comprises the following:

		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line
March 31, 2015:
Type debt:
Export financing	$597	8.50%	$2,877
Other	59	12.37%	—
Total	$656		$2,877

June 30, 2014:
Type debt:
Export financing	$—	NA	$9,208
Other	59	14.47%	—
Total	$59		$9,208

Export Financing Agreements – The Company’s Argentine subsidiary maintains various short-term export financing agreements. Generally, these arrangements are for periods ranging between seven and eleven months, and require the Company to pledge as collateral certain export accounts receivable.

b. Revolving Credit Agreements

A summary of the Company’s revolving credit agreements at March 31, 2015 is as follows:

		Weighted
	Outstanding	Average	Unused	Total
	Balance	Interest Rate	Commitment	Commitment
Revolving multi-currency credit facility	$100,000	1.66%	$198,978	300,000
Revolving credit agreement	—	5.00%	$11,827	11,827

On August 20, 2013, the Company entered into a $300,000 five-year revolving multi-currency credit facility, which includes a $10,000 sublimit for swing line loans and a $25,000 sublimit letter of credit facility. The credit facility refinanced existing debt under the revolving multi-currency credit agreement dated May 31, 2012 and closing costs. The credit facility currently provides up to an additional $198,978 of borrowing capacity as of March 31, 2015. At the Company’s election, the credit facility may be increased by an amount up to $150,000 in the aggregate; such increase may be in the form of term loans or increases in the revolving credit line, subject to lender commitments and certain conditions as described in the credit agreement. The agreement contains provisions for adding domestic and foreign subsidiaries of the Company as additional borrowers under the credit facility. The agreement terminates on August 20, 2018 and requires no scheduled prepayments before that date. The Company classifies borrowings under this credit facility as long-term liabilities.

Interest on borrowings under the multi-currency credit facility is payable, at the Company’s election, at either (a) a base rate (the higher of (i) the U.S. federal funds rate plus 0.50% per annum, (ii) the Administrative Agent’s prime rate or (iii) a Eurocurrency Rate for loans with a one month interest period plus 1.00% per annum plus a margin ranging from 0.50% to 1.50% per annum (such margin determined by reference to the leverage ratio set forth in the credit agreement), or (b) the Eurocurrency Rate plus a margin ranging from 1.50% to 2.50% per annum (such margin determined by reference to the leverage ratio set forth in the credit agreement). Certain commitment fees are also payable under the credit agreement. The credit agreement contains various covenants. They include, among others, a maximum net debt to earnings before income tax, depreciation and amortization ratio and a minimum interest coverage ratio. The credit facility is guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). Borrowings under the credit agreement are collateralized by the assets of the Company and the Guarantors, including certain real property, equipment, accounts receivable, inventory and the stock of certain of the Company’s and the Guarantors’ subsidiaries. The Company was in compliance with its financial loan covenants at March 31, 2015.

At March 31, 2015, there was a $100,000 balance outstanding on the revolving multi-currency credit facility. The total commitment outstanding on this credit facility includes $722 outstanding letters of credit associated with landlord guarantees and $300 outstanding letters of credit associated with economic development.

The Company’s subsidiary, Quebec Silicon, entered into a revolving credit agreement dated October 1, 2010, amended on November 23, 2011 and further amended and restated on September 20, 2012, which provides for up to $15,000 Canadian Dollars to fund Quebec Silicon’s working capital requirements. Funding under the revolving credit agreement is available upon request at any time, up to the full amount of the unused credit commitment and subject to continued compliance with the terms of the agreement. Interest on borrowings under the credit agreement is payable at a variable rate of Canadian prime plus 2.00% (5.00% at March 31, 2015), payable quarterly. The credit agreement expires on September 20, 2015, and may be terminated earlier, at the lender’s discretion subject to certain change in ownership conditions being met. All of Quebec Silicon’s assets, properties and revenues have been pledged as security for Quebec Silicon’s obligations under the revolving credit agreement. As of March 31, 2015, there was no outstanding balance under the facility.

c. Other Long-Term Debt

		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line
Other	$113	19.00%	$—

d. Fair Value of Debt

The recorded carrying values of our debt balances approximate fair value given our debt is at variable rates tied to market indicators.

(8)             Derivative Instruments

The Company enters into derivative instruments to hedge certain interest rate, currency, and commodity price risks. The Company does not engage in interest rate, currency, or commodity speculation, and no derivatives are held for trading purposes. All derivatives are accounted for using mark-to-market accounting. The Company believes it is not practical to designate its derivative instruments as hedging instruments as defined under ASC Subtopic 815-10, Derivatives and Hedging (ASC 815). Accordingly, the Company adjusts its derivative financial instruments to current market value through the condensed consolidated income statements based on the fair value of the agreement as of period end. Although not designated as hedged items as defined under ASC 815, these derivative instruments serve to significantly offset the Company’s interest rate, currency, and commodity risks. Gains or losses from these transactions offset gains or losses on the assets, liabilities, or transactions being hedged. No credit loss is anticipated as the counterparties to these agreements are major financial institutions that are highly rated.

Interest Rate Risk:

The Company is exposed to market risk from changes in interest rates on certain of its short-term and long-term debt obligations. The Company currently has no interest rate derivatives to reduce exposure to interest rate fluctuations.

Foreign Currency Risk:

The Company is exposed to market risk arising from changes in currency exchange rates as a result of its operations outside the United States, principally in Argentina, China, Canada, and South Africa. A portion of the Company’s net sales generated from its non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of the Company’s operating costs for its non-U.S. operations are denominated in local currencies, principally the Canadian dollar, Argentine peso, Chinese renminbi, and South African rand. Consequently, the translated U.S. dollar value of the Company’s non-U.S. dollar net sales, and related accounts receivable balances, and its operating costs are subject to currency exchange rate fluctuations. Derivative instruments are not used extensively to manage this risk. At March 31, 2015, the Company had no outstanding foreign exchange forward and option contracts.

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

The effect of the Company’s derivative instruments on the condensed consolidated income statements is summarized in the following table:

	Loss Recognized		Loss Recognized
	During the Three Months		During the Nine Months
	Ended March 31,		Ended March 31,		Location
	2015	2014	2015	2014	of Loss
Foreign exchange forward and option contracts	$—	—	$—	(603)	Foreign exchange loss

There are no derivative instruments outstanding at March 31, 2015.

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

The components of net periodic pension expense for the Company’s defined benefit pension and postretirement plans are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Interest cost	$675	682	$2,100	2,210
Service cost	213	236	678	1,138
Expected return on plan assets	(777)	(667)	(2,384)	(2,028)
Amortization of net loss	174	310	522	937
Net periodic pension expense	$285	561	$916	2,257

The Company expects to make required and discretionary contributions of approximately $2,033 to the defined benefit pension and postretirement plans for the fiscal year ending June 30, 2015, of which $1,034 has been contributed through March 31, 2015.

(10)           Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted as necessary for quarterly events. In accordance with ASC Topic 740, Income Taxes — Accounting for Income Taxes in Interim Periods, the Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries. The effective tax rates for the nine months ended March 31, 2015 and 2014 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the respective periods.

The Company’s effective tax rate for the nine months ended March 31, 2015 was a tax expense of 37.8% compared to a tax benefit of 20.5% for the nine months ended March 31, 2014. The increase in the effective tax rate is primarily due to the operations in certain jurisdictions shifting to a profit this year while certain loss jurisdictions continue to not provide a benefit. The estimated annual effective tax expense rate excluding discrete items is 36.5%.

The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods, and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. During the nine months ended March 31, 2015, the Company’s net valuation allowances increased by $1,611, primarily due to the establishment of additional valuation allowances against net operating losses (NOLs) in foreign jurisdictions where it is more likely than not the NOLs will not be utilized.

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

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results could be materially impacted. There were no material changes in the Company’s uncertain tax positions during the nine months ended March 31, 2015.

(11)             Commitments and Contingencies

a. Legal Contingencies

The Company is subject to various lawsuits, investigations, claims, and proceedings that arise in the normal course of business, including, but not limited to, labor and employment, commercial, environmental, safety, and health matters, as well as claims and indemnities associated with its historical acquisitions and divestitures. Although it is not presently possible to determine the outcome of these matters, in the opinion of management, it is not reasonably possible that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. During the nine months ended March 31, 2015, the Company recorded $4,559 with respect to an indemnification obligation from a prior divestiture.

 Litigation Related to the Proposed Business Combination

On March 23, 2015, a putative class action lawsuit was filed on behalf of the Company’s shareholders (“Company Shareholders”) in the Court of Chancery of the State of Delaware.  The action, captioned Fraser v. Globe Specialty Metals, Inc., et al., C.A. No. 10823-VCG, names as defendants the Company, the members of its board of directors, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco.  The complaint alleges, among other things, that the Company directors breached their fiduciary duties by failing to obtain the best price possible for Company Shareholders, that the proposed merger consideration to be received by Company Shareholders is inadequate and significantly undervalues the Company, that the Company directors failed to adequately protect against conflicts of interest in approving the transaction, and that the Business Combination Agreement unfairly deters competitive offers.  The complaint also alleges that the Company, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco aided and abetted these alleged breaches.  The action seeks to enjoin or rescind the Business Combination, damages, and attorneys’ fees and costs.

On April 1, 2015, a purported Company Shareholder filed a second putative class action lawsuit on behalf of Company Shareholders challenging the Business Combination in the Court of Chancery of the State of Delaware.  The action, captioned City of Providence v. Globe Specialty Metals, Inc., et al., C.A. No. 10865-VCG, names as defendants the Company, the members of its board of directors, its Chief Executive Officer, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco.  The complaint alleges, among other things, that the Company’s board of directors and Chief Executive Officer, aided and abetted by Grupo VM, FerroAtlántica, Merger Sub and VeloNewco, breached their fiduciary duties by entering into the Business Combination for inadequate consideration and that certain provisions in the Business Combination Agreement unfairly deter a potential alternative transaction.  The complaint further alleges, among other things, that the Company’s Executive Chairman and Chief Executive Officer, aided and abetted by Grupo VM, FerroAtlántica, Merger Sub and VeloNewco, breached their fiduciary duties by negotiating the Business Combination Agreement, and, in the case of the Executive Chairman, by entering into a voting agreement in favor of the Business Combination Agreement, out of self-interest.  The action seeks to enjoin the Business Combination, to order the board of directors to obtain an alternate transaction, damages, and attorneys’ fees and costs.

    On April 10, 2015, a purported Company Shareholder filed a third putative class action lawsuit on behalf of Company Shareholders challenging the Business Combination in the Court of Chancery of the State of Delaware.  The action, captioned Int’l Union of Operating Engineers Local 478 Pension Fund v. Globe Specialty Metals, Inc., et al., C.A. No. 10899-VCG, names as defendants the Company, the members of its board of directors, its Chief Executive Officer, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco.  The complaint makes identical allegations and seeks the identical relief sought in City of Providence v. Globe Specialty Metals, Inc., et al., C.A. No. 10865-VCG.

    On April 21, 2015, a purported Company Shareholder filed a putative class action lawsuit on behalf of Company Shareholders challenging the Business Combination in the Court of Chancery of the State of Delaware.  The action, captioned Cirillo v. Globe Specialty Metals, Inc., et al., C.A. No. 10929-VCG, names as defendants the Company, its board of directors, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco.  The complaint alleges, among other things, that the Company’s directors, aided and abetted by the Company, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco, breached their fiduciary duties in agreeing to the Business Combination for inadequate consideration and that certain provisions in the Business Combination Agreement unfairly deters a potential alternative transaction.  The action seeks to enjoin or rescind the Business Combination, disclosure of information, damages, and attorneys’ fees and costs.

    On May 4, 2015, the Court of Chancery of the State of Delaware consolidated these four actions for all purposes into Civil Action No. 10865-VCG, now captioned In re Globe Specialty Metals, Inc. Stockholders Litigation, Consolidated Civil Action No. 10865-VCG. The Court further designated the complaint filed in Civil Action No. 10865-VCG as the operative complaint in the consolidated action.  Plaintiffs in the consolidated action have filed a motion for expedited proceedings, and supporting brief, in which they have requested that the Court schedule a trial in this action before the Company Shareholders vote on the Business Combination.

    As it is not presently possible to determine the outcome of these matters, the possible loss related to these matters cannot be reasonably estimated.

b. Environmental Contingencies

It is the Company’s policy to accrue for costs associated with environmental assessments, remedial efforts, or other environmental liabilities when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. When a liability for environmental remediation is recorded, such amounts will be recorded without giving effect to any possible future recoveries. At March 31, 2015, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

c. Asset Retirement Obligations

As of March 31, 2015 and June 30, 2014, the Company has recorded asset retirement obligation accruals for mine reclamation and preparation plant closure costs totaling $8,390 and $9,134, respectively. There were no assets that were legally restricted for purposes of settling asset retirement obligations at March 31, 2015 or June 30, 2014.

d. Employee Contracts

As of March 31, 2015, there are 91 employees that are covered by union agreements expiring within one year.

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

(12)             Stockholders’ Equity

Dividend

  On February 10, 2014, the Company’s Board of Directors approved an increase to the annual dividend to $0.300 per common share, payable quarterly in March 2014, June 2014, September 2014, and December 2014.  The March 2014 quarterly dividend of $0.075 per share, totaling $5,559, was paid on March 12, 2014 to shareholders of record at the close of business on February 26, 2014.  The June 2014 quarterly dividend of $0.075 per share, totaling $5,541, was paid on June 24, 2014 to shareholders of record at the close of business on June 10, 2014.  The September 2014 quarterly dividend of $0.075 per share, totaling $5,532, was paid on September 24, 2014 to shareholders of record at the close of business on September 10, 2014.  The December 2014 quarterly dividend of $0.075 per share, totaling $5,531, was paid on December 22, 2014 to shareholders of record at the close of business on December 8, 2014.  On February 3, 2015, the Company’s Board of Directors approved an annual dividend of $0.32 per common share, payable quarterly.  Accordingly, a quarterly dividend of $0.08 per share, totaling $5,900, was paid on March 12, 2015 to shareholders of record at the close of business on February 26, 2015.

Treasury Stock

On December 13, 2013, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $75,000 of the Company’s common stock valid through December 31, 2014. The program did not obligate the Company to acquire any particular amount of shares. On November 5, 2014, the Company extended its previously announced stock repurchase program, authorizing the repurchase of up to $45,800 of its common shares through December 31, 2015. During the nine months ended March 31, 2015, 13,066 shares were repurchased at an aggregated cost of $242.

(13)             Earnings Per Share

Basic earnings per common share are calculated based on the weighted average number of common shares outstanding during the three and nine months ended March 31, 2015 and 2014, respectively. Diluted earnings per common share assumes the exercise of stock options or the vesting of restricted stock grants, provided in each case the effect is dilutive.

The reconciliation of the amounts used to compute basic and diluted earnings per common share for the three and nine months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Basic earnings per share computation
Numerator:
Net income attributable to Globe Specialty Metals, Inc.	$7,723	1,561	$29,398	15,477
Denominator:
Weighted average basic shares outstanding	73,749,990	74,291,202	73,751,022	74,963,601
Basic earnings per common share	$0.10	0.02	$0.40	0.21
Diluted earnings per share computation
Numerator:
Net income attributable to Globe Specialty Metals, Inc.	$7,723	1,561	$29,398	15,477
Denominator:
Weighted average basic shares outstanding	73,749,990	74,291,202	73,751,022	74,963,601
Effect of dilutive securities	131,482	143,578	135,336	106,553
Weighted average diluted shares outstanding	73,881,472	74,434,780	73,886,358	75,070,154
Diluted earnings per common share	$0.10	0.02	$0.40	0.21

Potential common shares associated with outstanding stock options totaling 87,842 and 881,192 for the three months ended March 31, 2015 and 2014, respectively, and 81,590 and 289,443 for the nine months ended March 31, 2015 and 2014, respectively, were excluded from the calculation of diluted earnings per common share because their effect would be anti-dilutive.

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

At March 31, 2015, there were 2,445,421 shares available for grant. All option grants have vesting terms of up to 3 years and maximum contractual terms ranging from 5 to 10 years.  It is the Company’s policy to issue new shares to satisfy the requirements of its share-based compensation plan.  Currently the Company does not expect to repurchase shares in the future to support its share-based compensation plan.

During the nine months ended March 31, 2015, share-based compensation awards consisted of the issuance of 31,130 nonqualified stock options and 5,100 restricted stock grants. A summary of the changes in options outstanding under the Stock Plan during the nine months ended March 31, 2015 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term in Years	Value
Outstanding as of June 30, 2014	1,714,996	$17.05	2.96	$6,874
Granted	31,130	17.46
Exercised	(56,990)	11.92
Cancelled	(100,000)	19.87
Outstanding as of March 31, 2015	1,589,136	$17.06	2.22	$3,692

Exercisable as of March 31, 2015	1,250,323	$17.29	2.03	$2,697

The Company estimates the fair value of grants using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of stock options granted during the nine months ended March 31, 2015:

2015
Risk-free interest rate	1.56 to1.74%
Expected dividend yield	1.46 to 1.92%
Expected volatility	40.42 to 44.25%
Expected term (years)	5.00

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

During the nine months ended March 31, 2015, 429,825 options vested.  There are total vested options of 1,250,323 and 338,813 unvested options outstanding at March 31, 2015.

For the three and nine months ended March 31, 2015, pre-tax share-based compensation expense was $1,260 and $2,205, respectively.  For the three and nine months ended March 31, 2014, pre-tax share-based compensation expense was $1,448 and $13,421, respectively. The expense is reported within selling, general, and administrative expenses.  The $2,834 liability associated with share-based compensation awards at March 31, 2015 is included in Share-based liabilities.

b. Executive Bonus Plan

In addition to share-based awards issued under the Stock Plan, the Company issues restricted stock units under the Company’s Executive Bonus Plan. The fair value of restricted stock units is based on quoted market prices of the Company’s stock at the end of each reporting period. These restricted stock units proportionally vest over three years, but are not delivered until the end of the third year. The Company will settle these awards by cash transfer, based on the Company’s stock price on the date of transfer. During the nine months ended March 31, 2015, there were 137,597 restricted stock units granted, 452,142 restricted stock units were exercised, and as of March 31, 2015, 348,866 restricted stock units were outstanding. For the three and nine months ended March 31, 2015, pre-tax compensation expense for these restricted stock units was $756 and $690, respectively. For the three and nine months ended March 31, 2014, pre-tax compensation expense for these restricted stock units was $2,076 and $6,196, respectively. The expense is reported within selling, general, and administrative expenses. Of the $2,712 liability associated with these restricted stock units at March 31, 2015, $2,083 is included in Share-based liabilities and $629 is included in Other long-term liabilities.

c. Stock Appreciation Rights

The Company issues cash-settled stock appreciation rights as an additional form of incentivized bonus. Stock appreciation rights vest and become exercisable in one-third increments over three years.  The Company settles all awards by cash transfer, based on the difference between the Company’s stock price on the date of exercise and the date of grant.  The Company estimates the fair value of stock appreciation rights using the Black-Scholes option pricing model. During the nine months ended March 31, 2015, there were 155,530 stock appreciation rights issued. During the nine months ended March 31, 2015, there were 4,262 stock appreciation rights that were exercised.  There were 1,476,957 stock appreciation rights outstanding as of March 31, 2015.  For the three and nine months ended March 31, 2015, pre-tax compensation expense for these stock appreciation rights was $1,109 and $1,615, respectively.  For the three and nine months ended March 31, 2014, pre-tax compensation expense for these stock appreciation rights was $6,253 and $13,811, respectively. The expense is reported within selling, general, and administrative expenses.  Of the $4,669 liability associated with these stock appreciation rights at March 31, 2015, $155 is included in Share-based liabilities and $4,514 is included in Other long-term liabilities.

d. Unearned Compensation Expense

As of March 31, 2015, the Company has unearned pre-tax compensation expense of $676, related to nonvested liability classified stock options, which will be recognized over a weighted average term of 0.36 years. The unearned compensation expense represents the minimum expense to be recognized over the grant date vesting terms or earlier as a result of accelerated expense recognition due to remeasurement of compensation cost for liability classified awards. Future expense may exceed the unearned compensation expense in the future due to the remeasurement of liability classified awards. As of March 31, 2015, the Company has unearned pre-tax compensation expense of $842 and $1,130 related to nonvested equity classified stock options and restricted stock grants, which will be recognized over a weighted average term of 1.61 and 5.63 years, respectively.

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

The following table summarizes assets measured at fair value on a recurring basis at March 31, 2015:

	Total	Level 1
Marketable securities	$4,571	4,571
Total assets at fair value	$4,571	4,571

The following table summarizes assets measured at fair value on a recurring basis at June 30, 2014:

	Total	Level 1
Marketable securities	$10,399	10,399
Total assets at fair value	$10,399	10,399

The Company does not have any liabilities that are required to be remeasured at fair value at March 31, 2015 or at June 30, 2014.

Marketable securities consist of corporate bonds and money market funds for which fair values were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy. During the nine months ended March 31, 2015, the Company sold $3,338 of these bonds for a gain of $14.

See note 7 (Debt) for information regarding the fair value of the Company’s outstanding debt.

(16)             Related Party Transactions

From time to time, the Company enters into transactions in the normal course of business with related parties.

A current and a former member of the board of directors are affiliated with Marco International. During the three and nine months ended March 31, 2015 and 2014, the Company:

•
Entered into agreements with Marco International to purchase carbon electrodes. Marco International billed $449 and $5,481 during the three months ended March 31, 2015 and 2014, respectively, and $13,814 and $11,249 during the nine months ended March 31, 2015 and 2014, respectively, under these agreements. At March 31, 2015 and June 30, 2014, payables to Marco International under these agreements totaled $0 and $1,140, respectively.

•
Entered into agreements with Marco International to purchase rare earth minerals. Marco International billed $333 and $0 during the three months ended March 31, 2015 and 2014, respectively, and $865 and $378 during the nine months ended March 31, 2015 and 2014, respectively, under these agreements. At March 31, 2015 and June 30, 2014, payables to Marco International under these agreements totaled $158 and $0, respectively.

•
Entered into an agreement to sell ferrosilicon to Marco International. Net sales were $211 and $124 during the three months ended March 31, 2015 and 2014, respectively, and $566 and $368 during the nine months ended March 31, 2015 and 2014, respectively, under this agreement. At March 31, 2015 and June 30, 2014, receivables from Marco International under this agreement totaled $71 and $0, respectively.

•
Entered into an agreement to sell calcium silicon powder to Marco International. Net sales were $0 and $1,730 during the three months ended March 31, 2015 and 2014, respectively, and $0 and $3,663 during the nine months ended March 31, 2015 and 2014, respectively, under this agreement. At March 31, 2015 and June 30, 2014, there were no receivables from Marco International under this agreement.

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

Each of the Company’s reportable segments distributes its products in both its country of domicile, as well as to other international customers. The following presents the Company’s consolidated net sales by product line:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Silicon metal	$112,322	101,966	$335,047	274,778
Silicon-based alloys	62,131	74,818	197,431	205,594
Other	20,200	19,273	66,274	67,085
Total	$194,653	196,057	$598,752	547,457

a. Segment Data

Summarized financial information for our reportable segments as of and for the three and nine months ended March 31, 2015 and 2014, is shown in the following tables:

	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2015			2014
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes
GMI	$181,610	29,963	29,500	$181,749	20,411	19,555
Globe Metales	9,631	(240)	(387)	13,472	2,260	869
Solsil	—	(11)	(2)	—	—	—
Corporate	—	(13,528)	(13,461)	—	(13,694)	(14,172)
Other	12,995	(562)	(1,312)	3,067	(1,126)	(1,406)
Eliminations	(9,583)	227	225	(2,231)	(112)	(112)
	$194,653	15,849	14,563	$196,057	7,739	4,734

	Nine Months Ended				Nine Months Ended
	March 31,				March 31,
	2015				2014
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes	Total Assets	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes
GMI	$565,928	88,350	87,083	614,333	$505,225	40,952	38,653
Globe Metales	35,143	1,380	702	67,690	38,212	4,754	1,564
Solsil	—	(81)	(54)	15,553	—	(32)	(32)
Corporate	—	(30,122)	(30,689)	324,591	—	(46,977)	(21,535)
Other	22,608	(4,624)	(5,858)	99,584	9,708	(2,805)	(3,112)
Eliminations	(24,927)	94	91	(322,053)	(5,688)	48	48
	$598,752	54,997	51,275	799,698	$547,457	(4,060)	15,586

The accounting policies of our operating segments are the same as those disclosed in note 2 (Summary of Significant Accounting Policies) to our June 30, 2014 financial statements. We evaluate segment performance principally based on operating income (loss).

b. Geographic Data

Net sales are attributed to geographic regions based upon the location of the selling unit. Net sales by geographic region for the three and nine months ended March 31, 2015 and 2014 consist of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
United States	$151,341	163,249	$475,372	464,066
Argentina	7,086	11,377	25,037	33,309
Canada	29,995	18,364	85,215	40,653
China	11	26	22	243
Poland	3,269	3,041	8,885	9,186
South Africa	2,951	—	4,221	—
Total	$194,653	196,057	$598,752	547,457

Long-lived assets by geographical region at March 31, 2015 and June 30, 2014 consist of the following:

	March 31,	June 30,
	2015	2014
United States	$334,144	334,559
Argentina	25,019	25,611
Canada	73,240	90,071
China	13,649	15,029
Poland	759	813
South Africa	47,317	46,906
Total	$494,128	512,989

Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation, depletion and amortization, and goodwill and other intangible assets.

c. Major Customer Data

The following is a summary of the Company’s major customers and their respective percentages of consolidated net sales for the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Dow Corning	21%	19%	20%	18%
Momentive Performance Materials	8%	11%	10%	9%
All other customers	71%	70%	70%	73%
Total	100%	100%	100%	100%

Sales to Dow Corning for the three and nine months ended March 31, 2015 and 2014 consist of sales associated with Dow Corning’s 49% ownership interest in WVA Manufacturing, LLC (WVA LLC), and Quebec Silicon Limited Partnership (QSLP).  Sales to Dow Corning are included in the GMI segment.

 (18)             Subsequent Events

On May 5, 2015, the Company’s board of directors approved the quarterly payment of the annual dividend of $0.32 per common share. A quarterly dividend of $0.08 per share will be payable on June 24, 2015 to shareholders of record at the close of business on June 10, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve assumptions, risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in the “Risk Factors” section of our Annual Report on Form 10-K and Current Report on Form 8-K filed on May 5, 2015 and elsewhere in this Quarterly Report on Form 10-Q . We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Introduction

We are one of the leading manufacturers of silicon metal and silicon-based alloys. As of March 31, 2015, we owned and operated seven principal manufacturing facilities, in two primary operating segments: GMI, our North American operations and, Globe Metales, our Argentine operations.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)
Net income	$8,527	2,017	$31,916	18,785
Provision for (benefit from) income taxes	6,036	2,717	19,359	(3,199)
Net interest expense	914	1,011	3,149	6,907
Depreciation, depletion, amortization and accretion	13,666	11,307	38,052	34,123
Reported EBITDA	$29,143	17,052	$92,476	56,616

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

Overview and Recent Developments

Customer demand remains strong for silicon metal and silicon-based alloys in our major end markets, which include chemical, aluminum, automotive, construction and solar. The sales mix did not significantly change during the third quarter of fiscal year 2015 as compared to the prior quarter, as we shipped more silicon metal than silicon-based alloys.  We intentionally reduced shipments of silicon-based alloys by converting silicon-based alloys capacity to silicon metal in one of our U.S. plants and we have begun shipments from our South African facility to fill that gap.

Net sales for the third quarter decreased $3,363,000 or 2% from the immediately preceding quarter as a result of a 2% decrease in tons sold for silicon metal and silicon-based alloys, partially offset by a 1% increase in sales of silica fume and fines. Silicon metal volumes were flat, while silicon-based alloys volumes decreased 5%.  Silicon metal prices were 1% higher, offset by silicon-based alloys prices being down 1% in the third quarter of fiscal year 2015, reflecting $9/MT higher rate compared to the second quarter of fiscal year 2015.

Proposed Business Combination

On February 23, 2015, the Company, Grupo Villar Mir, S.A.U., a public limited company (sociedad anónima) incorporated under the laws of Spain (“Grupo VM”), Grupo FerroAtlántica, S.A.U., a Spanish public limited liability company in the form of a sociedad anónima and wholly owned subsidiary of Grupo VM (“FerroAtlántica”), VeloNewco Limited, a newly formed private UK holding company and wholly owned subsidiary of Grupo VM (“VeloNewco”), and Gordon Merger Sub, Inc., a newly formed Delaware corporation and a direct wholly owned subsidiary of VeloNewco (“Merger Sub”), entered into a Business Combination Agreement (the “Original Business Combination Agreement”) pursuant to which the parties agreed, subject to the terms and conditions of the Original Business Combination Agreement, to combine the businesses of the Company and FerroAtlántica under VeloNewco as described below (the “Business Combination”). The Original Business Combination Agreement was amended and restated on May 5, 2015.  The Original Business Combination Agreement, as so amended and restated, is referred to as the “Business Combination Agreement”.

Transaction Overview

Subject to the terms and conditions of the Business Combination Agreement, VeloNewco agreed to acquire from Grupo VM all of the issued and outstanding ordinary shares of FerroAtlántica in exchange for an aggregate of 98,078,161 newly issued VeloNewco Class A ordinary shares (each an “A Ordinary Share”), which will result in FerroAtlántica becoming a wholly owned subsidiary of VeloNewco (the “Stock Exchange”). After consummation of the Stock Exchange, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of VeloNewco (the “Merger”).

In the Stock Exchange, Grupo VM may be required to pay to VeloNewco as additional consideration for the A Ordinary Shares an amount in cash, if any, based upon FerroAtlántica’s net debt at closing. In the Merger, each share of common stock of the Company will be converted into the right to receive one VeloNewco ordinary share (each an “Ordinary Share”). The A Ordinary Shares and the Ordinary Shares will have the same rights, powers and preferences, and vote together as a single class, except for the right of the holders of Ordinary Shares to the R&W Proceeds as described below.

In connection with the transaction, VeloNewco expects to purchase a buy side representations and warranties insurance policy (the “R&W Policy”) to insure against certain breaches of certain representations and warranties made by FerroAtlántica and Grupo VM in the Business Combination Agreement. Under the terms of the Articles of Association of VeloNewco (the “VeloNewco Articles”), if VeloNewco receives proceeds under the R&W Policy (after deduction of taxes applicable to such proceeds, if any) (the “R&W Proceeds”), VeloNewco is required to distribute the aggregate R&W Proceeds to the holders of the Ordinary Shares. Each A Ordinary Share automatically converts into one Ordinary Share upon the earlier to occur of: (a) the expiration of the R&W Policy; and (b) its transfer to any person or group which is not Grupo VM, any Grupo VM family member or any affiliate of Grupo VM or a Grupo VM family member.

Outlook

Customer demand for silicon metal in the United States and Europe remains strong in our end markets, including solar, construction, autos and consumer goods. The outlook for our silicon-based alloys business is encouraging in light of the lower utilization rates the U.S. steel industry is experiencing. We have developed a significant business in high purity alloys that go to specialty steel producers and demand from these producers is expected to remain strong. The continued imposition of Canadian anti-dumping and countervailing duties action against imports of silicon metal from China has had a positive impact on pricing and sales in the Canadian market.

We completed two planned maintenance outages in the third quarter of fiscal year 2015.  We have three major and two minor maintenance outages scheduled for the fourth quarter of fiscal year 2015.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, known or expected trends and other factors that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates. Our critical accounting policies have not significantly changed from those discussed in “Part II — Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and Current Report on Form 8-K filed on May 5, 2015 except as follows:

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

Results of Operations

GSM Three Months Ended March 31, 2015 vs. 2014

Consolidated Operations:

	Three Months Ended
	March 31,		Increase	Percentage
	2015	2014	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$194,653	196,057	(1,404)	(0.7%)
Cost of goods sold	153,793	164,926	(11,133)	(6.8%)
Selling, general and administrative expenses	25,011	23,392	1,619	6.9%
Operating income	15,849	7,739	8,110	104.8%
Interest expense, net	(914)	(1,011)	97	(9.6%)
Other expense	(372)	(1,994)	1,622	(81.3%)
Income before provision for income taxes	14,563	4,734	9,829	207.6%
Provision for income taxes	6,036	2,717	3,319	122.2%
Net income	8,527	2,017	6,510	322.8%
Income attributable to noncontrolling interest, net of tax	(804)	(456)	(348)	76.3%
Net income attributable to Globe Specialty Metals, Inc.	$7,723	1,561	6,162	394.7%

Net Sales:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$112,322	38,285	$2,934	$101,966	36,530	$2,791
Silicon-based alloys	62,131	30,949	2,008	74,818	37,396	2,001
Silicon metal and silicon-based alloys	174,453	69,234	2,520	176,784	73,926	2,391
Silica fume and other	20,200			19,273
Total net sales	$194,653			$196,057

Net sales decreased 1% from the prior year to $194,653,000 primarily as a result of a 17% decline in silicon-based alloys tons sold, offset by a 5% increase in silicon metal tons sold and a 5% increase in silicon metal average selling price.  The 6% decrease in total sales volumes resulted in a decrease to net sales of $11,220,000.  This negative sales volume variance was offset by a 5% increase in average selling price resulting in an increase to net sales of $8,889,000 and a 5% increase in silica fume and fine sales increasing net sales by $927,000.  The increase in silicon metal tons sold was primarily due to the unionized employee lockout at the Becancour, Canada plant (the lockout concluded on December 27, 2013) which resulted in 5,145 fewer tons sold in the third quarter of fiscal year 2014, and an increase at one of our U.S. plants due to the conversion of a ferrosilicon furnace to a silicon metal furnace in the second quarter of fiscal year 2015.  The net decrease in silicon-based alloys tons sold was due to switchover of one of our U.S. production furnaces from silicon-based alloy to silicon metal, and cycle times from initial production to final delivery are longer from our South African facility for deliveries to North America.

The average selling price of silicon metal increased by 5% and the average selling price of silicon-based alloys remained flat during the third quarter of fiscal year 2015 compared to the prior year quarter.  The increase in silicon metal pricing was due to higher pricing on calendar 2015 contracts, including higher pricing on index based contracts compared to calendar 2014 contracts.  The silicon-based alloys pricing remained flat due to aggressive pricing in the marketplace driven by more import competition.

Other revenue increased $927,000 primarily due to an increase in fines tons sold.

Cost of Goods Sold:

The $11,133,000 or 7% decrease in cost of goods sold was a result of a 6% decrease in tons sold and 1% decrease in cost per ton sold due to the ramp-up of production subsequent to the conclusion of the unionized employee lockout at the Becancour, Canada plant (the lockout concluded on December 27, 2013), which resulted in higher cost per ton sold in the third quarter of fiscal year 2014.

Gross margin represented approximately 21% of net sales in the third quarter of fiscal year 2015 and increased from 16% of net sales in the third quarter of fiscal year 2014, primarily as a result of higher average selling prices and increased silicon metal tons sold.

Selling, General and Administrative Expenses:

The increase in selling, general and administrative expenses of $1,619,000, or 7%, was primarily due to an increase in professional fees of $7,673,000 which were primarily related to the proposed business combination, and an increase in variable based compensation of $1,284,000, partially offset by a decrease in stock-based compensation of approximately $6,667,000.

Net Interest Expense:

Net interest expense remained consistent for the third quarter of fiscal year 2015 as compared to the third quarter of fiscal year 2014.

Other Expense:

Other expense of $372,000 decreased 81% in the third quarter of fiscal year 2015 compared to the third quarter of fiscal year 2014. The variance is primarily due to the comparative effect of a foreign exchange loss on holdings of the Argentine peso in the third quarter of fiscal year 2014.

Provision for income taxes:

Tax provision as a percentage of pre-tax income was approximately 41.4%, or $6,036,000, in the third quarter of fiscal year 2015 and the tax provision as a percentage of pre-tax income was approximately 57.4%, or $2,717,000, in the third quarter of fiscal year 2014. The change in quarterly effective tax rate was a result of an increase in the year to date effective tax rate.  The rate increase was also the result of an increase in earnings in taxable jurisdictions while losses increased where no tax benefit on the losses is provided.

Segment Operations

GMI

	Three Months Ended
	March 31,		Increase	Percentage
	2015	2014	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$181,610	181,749	(139)	(0.1%)
Cost of goods sold	142,158	153,011	(10,853)	(7.1%)
Selling, general and administrative expenses	9,489	8,327	1,162	14.0%
Operating income	$29,963	20,411	9,552	46.8%

Net sales were flat compared to the prior year.  This was attributable to a 8% increase in average selling price, which was directly offset by a 8% decrease in the tons sold.  Silicon metal tons sold increased 5% primarily due to the unionized employee lockout at the Becancour, Canada plant (the lockout concluded on December 27, 2013) which resulted in 5,145 fewer tons sold in the third quarter of fiscal 2014 and the conversion of a ferrosilicon furnace to a silicon metal furnace.   Silicon-based alloys tons sold decreased 22% due to the aforementioned ferrosilicon furnace conversion to silicon metal and cycle times from initial production to final delivery are longer from our South African facility for deliveries to North America..  Silicon metal pricing increased 5% due to higher pricing on calendar 2015 contracts, including higher pricing on index based contracts compared to calendar 2014 contracts.  Silicon-based alloys pricing increased 5% due to an increase in ferrosilicon pricing driven by higher demand and supply constraints.  Other revenue increased $955,000 primarily due to an increase in fines tons sold.

Operating income increased $9,552,000 from the prior year to $29,963,000.  This increase was primarily due to the ramp-up of production subsequent to the conclusion of the unionized employee lockout at the Becancour, Canada plant (the lockout concluded on December 27, 2013), which resulted in higher cost per ton sold in the third quarter of fiscal year 2014.

Globe Metales

	Three Months Ended
	March 31,		Increase	Percentage
	2015	2014	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$9,631	13,472	(3,841)	(28.5%)
Cost of goods sold	8,926	10,460	(1,534)	(14.7%)
Selling, general and administrative expenses	945	752	193	25.7%
Operating (loss) income	$(240)	2,260	(2,500)	(110.6%)

Net sales decreased $3,841,000 or 29% from the prior year to $9,631,000.  The decrease was primarily attributable to a 33% decrease in tons sold, that was partially offset by a 7% increase in average selling price.  Overall volume decreased due to weaker demand from Europe, partially offset by an increase in demand from North America steel and automotive markets.

Operating income decreased $2,500,000 from the prior year for a loss of $240,000.  The decrease was primarily due to lower volumes and an increase in the cost per ton sold due to shift in product mix.

Solsil

	Three Months Ended
	March 31,		Increase	Percentage
	2015	2014	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Cost of goods sold	$11	—	11	NA
Operating loss	$(11)	—	(11)	NA

Solsil suspended commercial production during fiscal year 2010 as a result of a significant decline in the price of polysilicon and the decline in demand for upgraded metallurgical grade silicon.

Corporate

	Three Months Ended
	March 31,		Increase	Percentage
	2015	2014	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$13,528	13,694	(166)	(1.2%)
Operating loss	$(13,528)	(13,694)	166	1.2%

The operating loss decreased $166,000 or 1% from the prior year to $13,528,000.  Selling, general and administrative expenses decreased $166,000 year over year primarily due to a decrease in stock-based compensation of approximately $6,667,000, a decrease in salaries of $498,000 and a decrease in travel of $287,000. These decreases were partially offset by an increase in professional fees of $7,264,000 related to costs incurred in connection to the proposed business combination.

GSM Nine Months Ended March 31, 2015 vs. 2014

Consolidated Operations:

	Nine Months Ended
	March 31,		Increase	Percentage
	2015	2014	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$598,752	547,457	51,295	9.4%
Cost of goods sold	480,155	467,919	12,236	2.6%
Selling, general and administrative expenses	63,600	75,029	(11,429)	(15.2%)
Contract acquisition cost	—	14,400	(14,400)	NA
Curtailment gain	—	(5,831)	5,831	NA
Operating income (loss)	54,997	(4,060)	59,057	(1,454.6%)
Bargain purchase gain	—	29,538	(29,538)	NA
Interest expense, net	(3,149)	(6,907)	3,758	(54.4%)
Other expense	(573)	(2,985)	2,412	(80.8%)
Income before provision for (benefit from) income taxes	51,275	15,586	35,689	229.0%
Provision for (benefit from) income taxes	19,359	(3,199)	22,558	(705.2%)
Net income	31,916	18,785	13,131	69.9%
Income attributable to noncontrolling interest, net of tax	(2,518)	(3,308)	790	(23.9%)
Net income attributable to Globe Specialty Metals, Inc.	$29,398	15,477	13,921	89.9%

Net Sales:

	Nine Months Ended March 31, 2015			Nine Months Ended March 31, 2014
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$335,047	116,137	$2,885	$274,778	99,780	$2,754
Silicon-based alloys	197,431	97,299	2,029	205,594	102,797	2,000
Silicon metal and silicon-based alloys	532,478	213,436	2,495	480,372	202,577	2,371
Silica fume and other	66,274			67,085
Total net sales	$598,752			$547,457

Net sales increased $51,295,000 or 9% from the prior year to $598,752,000 primarily as a result of a 5% increase in average selling prices and a 5% increase in metric tons sold.  The increase in sales volume was driven by a 16% increase in silicon metal tons sold, offset by a 5% decrease in silicon-based alloys tons sold, resulting in an increase to net sales of $25,750,000.  Additionally, a 5% increase in average selling prices resulted in an increase to net sales of $26,356,000, offset by a $811,000 decrease to net sales of other products.  The increase in silicon metal tons sold was due to the unionized employee lockout at the Becancour Canada plant (the lockout concluded on December 27, 2013), which resulted in 17,255 fewer tons sold in the prior year. The decrease in silicon-based alloys tons sold was due to a switchover of one of our U.S. production furnaces from silicon-based alloy to silicon metal, and cycle times from initial production to final delivery are longer from our South African facility for deliveries to North America.

The average selling price of silicon metal increased 5% and the average selling price of silicon-based alloys increased 2%.  The increase in silicon metal pricing was due to higher pricing on annual calendar 2015 contracts, including higher pricing on index-based contracts.  The increase in silicon-based alloys pricing is due to stronger pricing in the marketplace from higher end-user demand and supply constraints, particularly in North America.

Other revenue decreased $811,000 primarily due to a decrease in coal and fines sales.

Cost of Goods Sold:

The $12,236,000 or 3% increase in cost of goods sold was a result of a 5% increase in metric tons sold, offset by a 2% decrease in cost per ton sold.  This decrease in cost per ton sold was primarily due to the ramp-up of production subsequent to the conclusion of the unionized employee lockout at the Becancour, Canada plant (the lockout concluded on December 27, 2013), which resulted in higher cost per ton sold in the third quarter of fiscal year 2014.

Gross margin represented approximately 20% of net sales in the nine months ended March 31, 2015 and increased from 15% of net sales in the nine months ended March 31, 2014.  This increase was primarily as a result of an increase in average selling prices, an increase in metric tons sold and a decrease in cost per ton sold.

Selling, General and Administrative Expenses:

The decrease in selling, general and administrative expenses of $11,429,000 or 15% was primarily due to a decrease in stock-based compensation of approximately $29,145,000, partially offset by a divestiture indemnification payment of $4,559,000, an increase in accounting, legal and professional fees of $9,019,000 primarily related to the proposed business combination, an increase in salaries and benefits of $3,303,000, and an increase in variable based compensation of $1,863,000.

Contract acquisition cost:

During the nine months ended March 31, 2014, the Company acquired a supply arrangement that resulted in a payment of $14,400,000.

Curtailment Gain:

The Company’s subsidiary, Quebec Silicon, sponsors a postretirement benefit plan for certain employees, based on length of service and remuneration. Postretirement benefits consist of a group insurance plan covering plan members for life insurance, disability, hospital, medical, and dental benefits. On December 27, 2013, the Communications, Energy and Paper Workers Union of Canada (“CEP”) ratified a new collective bargain agreement, which resulted in a curtailment pertaining to the closure of the postretirement benefit plan for union employees retiring after January 31, 2016. The Company remeasured the benefit obligations reflecting the curtailment which resulted in a curtailment gain of $5,831,000 in the nine months ended March 31, 2014.

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

Net Interest Expense:

Net interest expense decreased $3,758,000 compared to the prior year primarily due to the write-off of deferred financing costs of approximately $3,354,000 in connection with the refinancing of our existing $300,000,000 Revolving Credit Facility in the prior year.

Other Expense:

Other expense decreased $2,412,000 primarily due to a higher foreign exchange gain of a U.S. dollar loan at a foreign subsidiary and holdings of the Argentine peso.

     Provision for (benefit from) income taxes:

Tax provision as a percentage of pre-tax income was approximately 37.8% or $19,359,000 and a benefit of approximately 20.5% or $3,199,000 for the first nine months of fiscal year 2015 and 2014, respectively. The prior year benefit was due to the gain on bargain purchase recorded in connection with the acquisition of Siltech, which the gain recorded was not taxable. Excluding the gain on bargain purchase, the effective tax rate remained relatively consistent year over year.

Segment Operations

GMI

	Nine Months Ended
	March 31,		Increase	Percentage
	2015	2014	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$565,928	505,225	60,703	12.0%
Cost of goods sold	450,785	431,123	19,662	4.6%
Selling, general and administrative expenses	26,793	24,581	2,212	9.0%
Contract acquisition cost	—	14,400	(14,400)	NA
Curtailment gain	—	(5,831)	5,831	NA
Operating income	$88,350	40,952	47,398	115.7%

Net sales increased $60,703,000 or 12% from the prior year to $565,928,000.  The increase was primarily attributable to a 6% increase in tons sold coupled with a 6% increase in average selling prices.  Silicon metal volume increased 16% primarily due to the unionized employee lockout at the Becancour, Canada plant (the lockout concluded on December 27, 2013), which contributed 21,416 fewer tons during the nine months ended March 31, 2014, and an increase due to the conversion of a ferrosilicon furnace to a silicon metal furnace.  Silicon-based alloys volume decreased 6% due to a ferrosilicon furnace conversion to silicon metal and cycle times from initial production to final delivery are longer from our South African facility for deliveries to North America. Silicon metal pricing increased 5% primarily due to higher pricing on annual calendar 2015 contracts, including higher pricing on index-based contracts.  Silicon-based alloys pricing increased 4% from stronger pricing in the marketplace, from higher end-user demand.

During the nine months ended March 31, 2014, the Company concluded a supply arrangement that resulted in a payment of $14,400,000.

The Company’s subsidiary, Quebec Silicon, sponsors a postretirement benefit plan for certain employees, based on length of service and remuneration. Postretirement benefits consist of a group insurance plan covering plan members for life insurance, disability, hospital, medical, and dental benefits. On December 27, 2013, the Communications, Energy and Paper Workers Union of Canada (“CEP”) ratified a new collective bargaining agreement, which resulted in a curtailment pertaining to the closure of the postretirement benefit plan for union employees retiring after January 31, 2016. The Company remeasured the benefit obligations reflecting the curtailment which resulted in a curtailment gain of $5,831,000 during the nine months ended March 31, 2014.

Operating income increased $47,398,000 from the prior year to $88,350,000.  This increase was due to higher average selling prices for silicon metal and silicon-based alloys and higher silicon metal volume.  Cost of goods sold increased 5%, while shipments increased 6%.  Cost per ton sold decreased 2% compared to prior year. The decrease in cost per ton sold was primarily due to the ramp-up of production subsequent to the conclusion of the unionized employee lockout at the Becancour, Canada plant (the lockout concluded on December 27, 2013), which resulted in higher cost per ton sold in the third quarter of fiscal year 2014.   In addition, operating income was further increased by contract acquisition cost of $14,400,000 in the nine months ended March 31, 2014. These increases were offset by a decrease due to the curtailment gain in the nine months ended March 31, 2014, as discussed above.

Globe Metales

	Nine Months Ended
	March 31,		Increase	Percentage
	2015	2014	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$35,143	38,212	(3,069)	(8.0%)
Cost of goods sold	31,098	31,160	(62)	(0.2%)
Selling, general and administrative expenses	2,665	2,298	367	16.0%
Operating income	$1,380	4,754	(3,374)	(71.0%)

Net sales decreased $3,069,000 or 8% from the prior year to $35,143,000.  This decrease was due to an 9% decrease in tons sold, partially offset by a 3% increase in average selling prices.  Overall volume decreased due to weaker demand from Europe, partially offset by an increase in demand from North America steel and automotive markets.

Operating income decreased $3,374,000.  The decrease was primarily due to a decrease in tons sold due to shift in product mix   and a 16% increase in Selling, general, and administrative expenses.

Solsil

	Nine Months Ended
	March 31,		Increase	Percentage
	2015	2014	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Cost of goods sold	$81	32	49	153.1%
Operating loss	$(81)	(32)	(49)	(153.1%)

Solsil suspended commercial production during fiscal year 2010 as a result of a significant decline in the price of polysilicon and the decline in demand for upgraded metallurgical grade silicon.

Corporate

	Nine Months Ended
	March 31,		Increase	Percentage
	2015	2014	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$30,122	46,977	(16,855)	(35.9%)
Operating loss	$(30,122)	(46,977)	16,855	35.9%

Operating loss decreased $16,855,000 from the prior year to $30,122,000.  Selling, general and administrative expenses decreased $16,855,000 year over year primarily due to a decrease in stock-based compensation of approximately $29,145,000, partially offset by a $4,559,000 divestiture indemnification payment and an increase of $7,348,000 in professional fees related to costs incurred in connection with the proposed business combination.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balance, cash flows from operations, and unused commitments under our existing credit facilities. At March 31, 2015, our cash and cash equivalents balance was approximately $72,067,000 and we had $213,682,000 available for borrowing under our existing financing arrangements. We generated cash flows from operations totaling $50,284,000 during the nine months ended March 31, 2015. As of March 31, 2015, the amount of cash and cash equivalents included in the Company’s consolidated cash that was held by foreign subsidiaries was approximately $9,800,000. In the second quarter of fiscal 2015, the Company entered into an arrangement to have the option to sell selected accounts receivables up to a cap of $55,000,000 on a non-recourse basis to an unrelated financial institution under a receivables purchase arrangement in the US. During fiscal 2015, the Company sold $59,000,000 of receivables under the arrangement and as of March 31, 2015, $24,000,000 of receivables was outstanding with the financial institution.

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

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Nine Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$97,792	169,676
Cash provided by operating activities	50,284	41,216
Cash used in investing activities	(32,837)	(37,659)
Cash used in financing activities	(43,485)	(59,865)
Effect of exchange rate changes on cash and cash equivalents	313	(446)
Cash and cash equivalents at end of period	$72,067	112,922

Operating Activities:

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions.

Net cash provided by operating activities was approximately $50,284,000 and $41,216,000 during the first nine months of fiscal year 2015 and 2014, respectively. The $9,068,000 increase in net cash provided by operating activities was primarily due to the comparative effects of the bargain purchase and curtailment gains in fiscal 2014 as well as an increase in operating results for the first nine months of fiscal year 2015 as compared to the prior year, which was partially offset by a decrease in working capital.  In the first nine months of fiscal year 2015, inventory increased due to production ramp-up at Yonvey and raw material build up at Siltech in preparation for production.

Investing Activities:

Net cash used in investing activities was approximately $32,837,000 and $37,659,000 during the first nine months of fiscal year 2015 and 2014, respectively. The $4,822,000 decrease is primarily due to the comparative effect of the acquisition of Siltech in the first nine months of fiscal 2014 which resulted in the use of approximately $3,800,000 in net cash. In addition, $5,841,000 was used for the purchase of marketable securities in fiscal 2014, while fiscal 2015 included $8,326,000 in proceeds from the sale of marketable securities. These decreases in cash used for investing activities were partially offset by capital expenditures. In the first nine months of fiscal year 2015, capital expenditures increased by approximately $13,145,000 primarily due to the restart of the Siltech facility.

Financing Activities:

Net cash used in financing activities was approximately $43,485,000 and $59,865,000 during the first nine months of fiscal year 2015 and 2014, respectively.  Net cash used for financing activities decreased by approximately $16,380,000 from the prior year, primarily due to the comparative effect of $26,614,000 of stock repurchases made in the prior year which was partially offset by a $9,916,000 increase in net debt payments in fiscal 2015 when compared to the prior year.

Exchange Rate Change on Cash:

The effect of exchange rate changes on cash was related to fluctuations in renminbi, Canadian dollars and rand, the functional currency of our Chinese, Canadian and South African subsidiaries.

Commitments and Contractual Obligations

Our commitments and contractual obligations have not changed significantly from those disclosed in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commitments and Contractual Obligations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and Current Report on Form 8-K filed on May 5, 2015.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements or relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Litigation and Contingencies

The Company is subject to various lawsuits, investigations, claims, and proceedings that arise in the normal course of business, including, but not limited to, labor and employment, commercial, environmental, safety, and health matters, as well as claims and indemnities associated with its historical acquisitions and divestitures. Although it is not presently possible to determine the outcome of these matters, in the opinion of management, it is not reasonably possible that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. During the nine months ended March 31, 2015, the Company recorded $4,559,000 with respect to an indemnification obligation from a prior divestiture.

 Litigation Related to the Proposed Business Combination

On March 23, 2015, a putative class action lawsuit was filed on behalf of the Company’s shareholders (“Company Shareholders”) in the Court of Chancery of the State of Delaware.  The action, captioned Fraser v. Globe Specialty Metals, Inc., et al., C.A. No. 10823-VCG, names as defendants the Company, the members of its board of directors, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco.  The complaint alleges, among other things, that the Company directors breached their fiduciary duties by failing to obtain the best price possible for Company Shareholders, that the proposed merger consideration to be received by Company Shareholders is inadequate and significantly undervalues the Company, that the Company directors failed to adequately protect against conflicts of interest in approving the transaction, and that the Business Combination Agreement unfairly deters competitive offers.  The complaint also alleges that the Company, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco aided and abetted these alleged breaches.  The action seeks to enjoin or rescind the Business Combination, damages, and attorneys’ fees and costs.

On April 1, 2015, a purported Company Shareholder filed a second putative class action lawsuit on behalf of Company Shareholders challenging the Business Combination in the Court of Chancery of the State of Delaware.  The action, captioned City of Providence v. Globe Specialty Metals, Inc., et al., C.A. No. 10865-VCG, names as defendants the Company, the members of its board of directors, its Chief Executive Officer, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco.  The complaint alleges, among other things, that the Company’s board of directors and Chief Executive Officer, aided and abetted by Grupo VM, FerroAtlántica, Merger Sub and VeloNewco, breached their fiduciary duties by entering into the Business Combination for inadequate consideration and that certain provisions in the Business Combination Agreement unfairly deter a potential alternative transaction.  The complaint further alleges, among other things, that the Company’s Executive Chairman and Chief Executive Officer, aided and abetted by Grupo VM, FerroAtlántica, Merger Sub and VeloNewco, breached their fiduciary duties by negotiating the Business Combination Agreement, and, in the case of the Executive Chairman, by entering into a voting agreement in favor of the Business Combination Agreement, out of self-interest.  The action seeks to enjoin the Business Combination, to order the board of directors to obtain an alternate transaction, damages, and attorneys’ fees and costs.

On April 10, 2015, a purported Company Shareholder filed a third putative class action lawsuit on behalf of Company Shareholders challenging the Business Combination in the Court of Chancery of the State of Delaware.  The action, captioned Int’l Union of Operating Engineers Local 478 Pension Fund v. Globe Specialty Metals, Inc., et al., C.A. No. 10899-VCG, names as defendants the Company, the members of its board of directors, its Chief Executive Officer, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco.  The complaint makes identical allegations and seeks the identical relief sought in City of Providence v. Globe Specialty Metals, Inc., et al., C.A. No. 10865-VCG.

On April 21, 2015, a purported Company Shareholder filed a putative class action lawsuit on behalf of Company Shareholders challenging the Business Combination in the Court of Chancery of the State of Delaware.  The action, captioned Cirillo v. Globe Specialty Metals, Inc., et al., C.A. No. 10929-VCG, names as defendants the Company, its board of directors, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco.  The complaint alleges, among other things, that the Company’s directors, aided and abetted by the Company, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco, breached their fiduciary duties in agreeing to the Business Combination for inadequate consideration and that certain provisions in the Business Combination Agreement unfairly deters a potential alternative transaction.  The action seeks to enjoin or rescind the Business Combination, disclosure of information, damages, and attorneys’ fees and costs.

  On May 4, 2015, the Court of Chancery of the State of Delaware consolidated these four actions for all purposes into Civil Action No. 10865-VCG, now captioned In re Globe Specialty Metals, Inc. Stockholders Litigation, Consolidated Civil Action No. 10865-VCG. The Court further designated the complaint filed in Civil Action No. 10865-VCG as the operative complaint in the consolidated action. Plaintiffs in the consolidated action have filed a motion for expedited proceedings, and supporting brief, in which they have requested that the Court schedule a trial in this action before the Company Shareholders vote on the Business Combination.

    As it is not presently possible to determine the outcome of these matters, the possible loss related to these matters cannot be reasonably estimated.

At March 31, 2015, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

Accounting Pronouncements to be Implemented

In May 2014, the Financial Accounting Standards Board issued a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, we will adopt this new guidance beginning in fiscal 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this new guidance and management is currently evaluating which transition approach to use. In April 2015, the FASB issued a proposal that, if approved, would extend the required implementation date one year to the first quarter of calendar 2018 but also would permit companies to adopt the standard at the original effective date of 2017. We are currently evaluating the impact of this guidance on our consolidated results of operations, financial position and cash flows.

  In April 2015, the FASB issued an accounting standards update relating to the presentation of debt issuance costs. The accounting update requires companies to present debt issuance costs related to a recognized debt liability presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective beginning fiscal 2017.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)) as of March 31, 2015. Based upon that evaluation, our Principal Executive Officers and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in “Part I — Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. Except for the additional risk factors set forth below, there have been no material changes in our risks from such description.

Our entry into the Business Combination Agreement with FerroAtlántica may have adverse impacts.

On February 23, 2015, we entered into the Original Business Combination, which was amended and restated on May 5, 2015 by the Business Combination Agreement. Consummation of the Business Combination is subject to customary closing conditions, including approval and adoption of the Business Combination Agreement by our shareholders; approval by requisite governmental regulators and authorities, including approvals under applicable competition laws; approval for listing of the VeloNewco Ordinary Shares on the NASDAQ Global Select Market; and the absence of a material adverse effect on either our business or the business of FerroAtlántica.  It is not certain that these conditions will be satisfied or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the Business Combination, or at all. We face risks and uncertainties due both to the pendency of the Business Combination as well as the potential failure to consummate the business combination, including:

•	We may not realize any or all of the potential benefits of the Business Combination that could result from combining the businesses of the Company and FerroAtlántica;

•	We will remain liable for significant transaction costs, including legal, financial advisory, accounting, and other costs relating to the Business Combination even if it is not consummated;

•
If the Business Combination Agreement is terminated before we complete the Business Combination, under some circumstances, we may have to pay a termination fee to FerroAtlántica of $25 million in cash;

•
The pending Business Combination could have an adverse impact on the Company’s relationships with employees, customers and suppliers, and prospective customers or other third parties may delay or decline entering into agreements with us as a result of the announcement of the proposed Business Combination; and

•	The attention of our management and employees may be diverted from day-to-day operations..

The occurrence of any of these events individually or in combination could have a material adverse effect on our share price, business and cash flows, results of operations and financial position.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During fiscal year 2015, we purchased shares of our common stock in the open market and through block purchases pursuant to a 10b5-1 plan.  During the quarter ended March 31, 2015, we did not purchase any of our common stock.

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
January 1, 2015 – January 31, 2015	$0	0	$45,780,000
February 1, 2015 – February 28, 2015	$0	0	$45,780,000
March 1, 2015 – March 31, 2015	$0	0	$45,780,000

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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Income Statements, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) notes to these condensed consolidated financial statements. †

____________

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Globe Specialty Metals, Inc.
(Registrant)

By:  /s/ Jeff Bradley
Jeff Bradley
Chief Executive Officer

By:  /s/ Joseph Ragan
Joseph Ragan
Chief Financial Officer

May 7, 2015