Form 10-K
period 2015-06-30
GLOBE SPECIALTY METALS INC
filed 2015-08-27
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-34420
Globe Specialty Metals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2055624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Brickell Ave., Suite 3100
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of August 17, 2015, the registrant had 73,749,990 shares of common stock outstanding. As of December 31, 2014 (the last business day of the Registrant's most recently completed second fiscal quarter), the aggregate market value of such shares held by non-affiliates of the Registrant was approximately $1,119.7 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the 2015 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 - 14 of this Annual Report on Form 10-K as indicated herein.

Globe Specialty Metals, Inc.
Form 10-K
For the Fiscal Year Ended June 30, 2015

TABLE OF CONTENTS
		Page
		No.

PART I
Special Note Regarding Forward-Looking Statements		1
1	Business	2
1A	Risk Factors	9
1B	Unresolved Staff Comments	15
2	Properties	15
3	Legal Proceedings	15
4	Mine Safety Disclosure	16

PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
6	Selected Financial Data	18
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
7A	Quantitative and Qualitative Disclosures About Market Risk	27
8	Financial Statements and Supplementary Data	28
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	28
9A	Controls and Procedures	28
9B	Other Information	28

PART III
10	Directors, Executive Officers and Corporate Governance	29
11	Executive Compensation	29
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	29
13	Certain Relationships and Related Transactions and Director Independence	29
14	Principal Accountant Fees and Services	29

PART IV
15	Exhibits and Financial Statement Schedules	30
	Signatures	32

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about:

•	the expected timing, completion and effects of the proposed business combination with FerroAtlántica;

•	the parties’ ability to consummate the business combination;

•	the anticipated benefits and risks associated with our business strategy;

•	our future operating results and the future value of our common stock;

•	the anticipated size or trends of the markets in which we compete and the anticipated competition in those markets;

•	our ability to attract customers in a cost-efficient manner;

•	our ability to attract and retain qualified management personnel;

•	our future capital requirements and our ability to satisfy our capital needs;

•	the potential for additional issuances of our securities; and

•	the possibility of future acquisitions of businesses or assets.

Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, but not limited to:

•	the historic cyclicality of the metals industry and the attendant swings in market price and demand;

•	increases in energy costs and the effect on our cost of production;

•	disruptions in the supply of power;

•	availability of raw materials or transportation;

•	cost of raw material inputs and our ability to pass along those costs to customers;

•	costs associated with labor disputes and stoppages;

•	the concentration of our sales to a limited number of customers and the potential loss of a portion of sales to those customers;

•	our ability to generate sufficient cash to service our indebtedness;

•	integration and development of prior and future acquisitions;

•	our ability to effectively implement strategic initiatives and actions taken to increase sales growth;

•	our ability to compete successfully;

•	availability and cost of maintaining adequate levels of insurance;

•	our ability to protect our trade secrets or maintain our trademarks and other intellectual property;

•	equipment failures, delays in deliveries or catastrophic loss at any of our manufacturing facilities;

•	our ability to satisfy the conditions to the completion of the business combination, including the receipt of approval of the Company’s stockholders;

•	our ability to obtain regulatory approvals required for the business combination on the terms expected and on the anticipated schedule;

•	our ability to meet expectations regarding the timing, completion and other aspects of the business combination;

•	the outcome of pending or potential litigation, including the ongoing shareholder litigation related to the business combination with FerroAtlántica;

•	the risk that the pendency of the business combination with FerroAtlántica could have an adverse impact on our relationships with employees, customers, prospective customers and suppliers;

•	the risk that the pendency of the business combination with FerroAtlántica could divert the attention of employees and management from day-to-day operations;

•
that the failure to consummate the business combination with FerroAtlántica could have a material adverse effect on our share price, business and cash flows, results of operations and financial position;

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date the statements are made. The forward looking statements do not take into account the proposed business combination with FerroAtlántica and do not address possible future combined results of operations of the Company and FerroAtlántica after the business combination. You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Item 1.                 Business

Overview

Globe Specialty Metals, Inc. (GSM, Globe, the Company, we, us, or our) is one of the world’s largest and most efficient producers of silicon metal and silicon-based alloys, with approximately 140,000 metric tons (MT) of silicon metal capacity (excluding Dow Corning Corporation’s portion of the capacity of our Alloy, West Virginia and Becancour, Quebec plants) and 158,000 MT of silicon-based alloys capacity. Silicon metal, our principal product, is used as a primary raw material in making silicone compounds, aluminum and polysilicon. Our silicon-based alloys are used as raw materials in making steel, automotive components and ductile iron. We control the supply of most of our raw materials, and we capture, recycle and sell most of the by-products generated in our production processes.

Our products are currently produced in eight principal operating facilities located in the United States, Canada, Argentina and South Africa. Additionally, we operate facilities in Poland and China. Our flexible manufacturing capabilities allow us to optimize production and focus on products that enhance profitability. We also benefit from having some of the lowest average operating costs of any large producer of silicon metal in the world, according to CRU International Limited (CRU), a leading metals industry consultant.

Fiscal 2015 was a year of record shipments and record net sales as demand for silicon metal and silicon-based alloys remained strong.  Our average selling prices in fiscal 2015 increased for silicon metal and remained flat for silicon-based alloys compared to the prior year.

We experienced an increase of 5% in our average selling prices in fiscal year 2015, with a 5% increase in silicon metal pricing, while silicon-based alloys pricing remained flat compared to the prior year.  This increase was driven by higher pricing in the first half of the fiscal year.   During the second half of fiscal year 2015, silicon metal and silicon-based alloys pricing declined due to increased import competition.   Our fixed-price contracts were negotiated in November 2014 for the 2015 calendar year and were not affected by the recent decline in pricing.  However, we have some exposure to these recent pricing fluctuations with respect to our contracts that are index-linked and spot priced.

Volumes increased 3% year-over-year, driven by a 14% increase in silicon metal metric tons sold, offset by a 8% decrease in silicon-based alloys metric tons sold.  Customer demand continued to improve for silicon metal and silicon-based alloys in our major end markets, which include chemical, aluminum, automotive, steel, housing and solar. The sales mix shifted in fiscal year 2015 as we shipped more silicon metal than the prior year.  The increase in silicon metal metric tons sold was primarily due to increased demand from the solar, auto and housing sectors in the U.S. and in Europe. With this increase in demand for silicon metal, at a time when ferrosilicon prices were declining, we converted a silicon-based alloys furnace to a silicon metal furnace at one of our U.S. plants.

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

Completion of the Business Combination is subject to Globe shareholder approval, regulatory approvals and customary closing conditions. The special meeting of Globe shareholders to consider adoption of the business combination agreement is scheduled for Thursday, September 10, 2015.

Business segments

GMI

GMI currently operates six principal production facilities in the United States located in Beverly, Ohio, Alloy, West Virginia, Selma, Alabama, Niagara Falls, New York and Bridgeport, Alabama and one production facility in Canada located in Becancour, Quebec. GMI also operates coal mines and coal preparation plants in Kentucky, open-pit quartzite mines in Alabama and a concession to mine quartzite in Saint-Urbain, Quebec.

Globe Metales

Globe Metales operates a production facility in Mendoza, Argentina.  Globe Metales specializes in producing silicon-based alloy products, either in lump form or in cored-wire, a delivery method preferred by some manufacturers of steel, ductile iron, machine and auto parts and industrial pipe.

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

Silicon Technology (Pty) Ltd. (Siltech). Siltech is a silicon-based alloy producer with a facility located in the village of Newcastle, South Africa.

See our June 30, 2015 consolidated financial statements for financial information with respect to our segments.

Products and Operations

The following chart shows the location of our primary facilities, the products produced at each facility and each facility’s production capacity.

North America

1. **Miami, FL**
   Headquarters
2. **Alden Resources Corbin, KY**
   Specialty Grade Coal & Preparation Plant
3. **Alloy, WV**
   Silicon metal / 75,000 tons – JV
   Globe 51% or 38,250
   Dow Corning 49% or 36,750 tons
4. **Aurora, IN**
   Fluorspar
5. **Becancour, Canada**
   Silicon metal / 50,000 tons - JV
   Globe 51% or 25,500
   Dow Corning 49% or 24,500
6. **Beverly, OH**
   Silicon metal / 16,000 tons
   Silicon – based alloys / 45,000 tons
7. **Billingeley, AL**
   Quartz Mine
8. **Bridgeport, AL**
   Silicon-based alloy / 42,000 tons
9. **LA Malbaie, Quebec**
   Quartz Mine
10. **Niagara Falls, NY**
    Silicon Metal / 30,000 tons
11. **Selma, AL**
    Silicon metal / 31,000 tons

Rest of the World

12. **Mendoza, Argentina**
    Silicon-based alloys / 26,000 tons
13. **Newcastle, South Africa**
    Silicon-based alloys / 45,000 tons
14. **Ningxia Hui, China("Yonvey")**
    Carbon electrodes / 10,000 tons
15. **Police, Poland**
    Cored wire / 8 million meters

16,17. Argentina
Power / 12MW

Product
Silicon Metal
Silicon Alloys
Cored Wire
Electrodes
Coal & Prep Plant
Fluorspar
Quartz Mine
Hydro Plant
Rest of the World

2

Customers and Markets

The following table details our shipments and average selling price per MT over the last eight quarters through June 30, 2015. See note 22 (Operating Segments) to our June 30, 2015 consolidated financial statements for additional information.

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
	2015	2015	2014	2014	2014	2014	2013	2013
Shipments (MT) (a)
Silicon metal	39,536	38,285	38,436	39,416	36,884	36,530	31,631	31,619
Silicon-based alloys	32,615	30,949	32,450	33,900	38,530	37,396	34,985	30,416
Total	72,151	69,234	70,886	73,316	75,414	73,926	66,616	62,035

Average selling price ($/MT) (a)
Silicon metal	$2,932	2,934	2,916	2,807	2,797	2,791	2,766	2,699
Silicon-based alloys	$1,962	2,008	2,030	2,048	2,009	2,001	1,983	2,019
Silicon metal and silicon-based alloys	$2,491	2,520	2,511	2,456	2,395	2,391	2,355	2,365

(a)	Shipments and average selling price exclude coal, silica fume, other by-products and electrodes.

During the year ended June 30, 2015, our customers engaged primarily in the manufacture of silicone chemicals and polysilicon (36% of revenue), foundry alloys (17% of revenue), aluminum (17% of revenue) and steel (15% of revenue). Our customer base is geographically diverse, and includes North America, Europe, Asia and South America, which for the year ended June 30, 2015, represented 91%, 4%, 1% and 3% of our revenue, respectively.

For the year ended June 30, 2015, one customer accounted for more than 10% of revenues: Dow Corning, represented approximately 21% of revenues (approximately 77% of which was a result of the manufacturing joint ventures at our Alloy, West Virginia and Becancour, Quebec plants). Our ten largest customers account for approximately 53% of our revenue. These percentages include sales made under our joint venture agreements to Dow Corning.

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

Raw Material Supply

We control the supply of most of our raw materials. All of our products require coal or charcoal, quartzite, woodchips and electrodes in their manufacture. Alden Resources provides a stable and long-term supply of low ash metallurgical grade coal supplying a substantial portion of our requirements to our operations in the U.S., Canada and South Africa. We have reduced our use of charcoal because of the increased coal supply from Alden Resources. We also obtain low ash metallurgical grade coal from other sources in the U.S. We use charcoal from South American suppliers for our Argentine operations. We have quartzite mining operations located in Billingsley, Alabama and a concession to mine quartzite in Saint-Urbain, Québec (we are not the operator of the mine, we utilize the services of a third party miner to extract the quartzite). These mines supply our U.S. and Canada operations with a substantial portion of our requirements for quartzite, the principal raw material used in the manufacturing of all of our products. We believe that these mines, together with additional leasing opportunities in the vicinity, should cover our needs well into the future. We also obtain quartzite from other sources in the U.S and Canada. The quartzite is mined, washed and screened to our specifications by our suppliers. Woodchips are sourced locally by each plant, and we maintain a wood chipping operation at certain plants in the U.S and Canada, which allows us to either buy logs or chips based on market pricing and availability. Carbon electrodes are supplied by Yonvey and are also purchased from several other suppliers on annual contracts and spot purchases. Most of our metal purchases are made on the spot market or from scrap dealers, with the exception of magnesium, which is purchased under a fixed duration contract for our U.S. business. Our principal iron source for producing ferrosilicon-based alloys has been scrap steel. Magnesium and other additives are obtained from a variety of sources producing or dealing in these products. We also obtain raw materials from a variety of other sources. Rail and truck are our principal transportation methods for gravel and coal. We have rail spurs at all of our plants. Other materials arrive primarily by truck. We require our suppliers, whenever feasible, to use statistical process control procedures in their production processes to conform to our own processes.

We enter into long-term electric power supply contracts. Our power supply contracts result in stable, favorably priced, long-term commitments of power at reasonable rates, and we believe that most of our long-term power supply contracts provide us with a cost advantage. In West Virginia, we have a contract with Brookfield Energy to provide approximately 45% of our power needs, from a dedicated hydroelectric facility, at a fixed rate through December 2021. The remainder of our power needs in West Virginia, Ohio and Alabama are sourced through contracts that provide tariff rates at historically competitive levels. In connection with the reopening of our Niagara Falls, New York plant, and as an incentive to reopen the plant, we obtained a public-sector package including 40 megawatts of hydropower through 2013, which was subsequently extended to 2021. We have entered into power hedge agreements, the most recent of which ended in June 2013, for approximately 20% of the total power required by our Niagara Falls, New York plant. In Newcastle, South Africa, we have a contract with Eskom public utility company to supply 70 megawatts of electricity at the industrial tariff rate.

Mining Information

The following table provides a summary of our coal operations as of June 30, 2015:

	Proven	Annual	Mining	Mining	Btu content
(Thousands of net tons)	Reserves	Production	Capacity	Method	per pound
Morgan Hollow/Colonel Hollow	364	144	150	Surface	14,000
Log Cabin	181	58	80	Underground	14,000
Maple Creek	331	140	150	Surface	14,000
Bain Branch No. 3	3,518	42	120	Underground	14,000
Engle Hollow	234	12	24	Underground	14,000
Harpes Creek 4A	1,131	72	100	Underground	14,000
Total	5,759	468	624

Net sales for the twelve months ended June 30:

	2015		2014
	$ (in 000s)	MT	$ (in 000s)	MT
External Net Sales*	$14,530	136,075	$16,957	178,218
Internal Net Sales	79,893	248,798	60,103	201,386
Total Net Sales	$94,423	384,873	$77,060	379,604

*Includes by-products and other

As of June 30, 2015, we had six active coal mines (two surface mines and four underground mines), located in Kentucky. We also had six inactive permitted coal mines available for extraction located in Kentucky and Alabama. All of our coal mines are leased and the remaining term of the leases range from 2 to 40 years. The majority of the coal production is consumed internally in the production of silicon metal and silicon-based alloys. Reserves are defined by SEC Industry Standard Guide 7 as a mineral deposit that could be economically and legally extracted and produced at the time of the reserve determination. The estimate of proven and probable reserves is of recoverable tons, which represents the tons of product that can be used internally or delivered to the customer.  The average mining recovery rate is approximately 60%. At June 30, 2015, we estimate our proven and probable reserves to be approximately 16,504,000 tons with an average permitted life of approximately 35 years at present operating levels. Present operating levels are determined based on a three-year annual average production rate. Reserve estimates were made by our geologists, engineers and third parties based primarily on drilling studies performed. These estimates are reviewed and reassessed from time to time. Reserve estimates are based on various assumptions, and any material changes in these assumptions could have a material impact on the accuracy of our reserve estimates.

We currently have two coal processing facilities, one of which is inactive. The active facility processes approximately 720,000 tons of coal annually, with a capacity of 2,500,000 tons. The average coal processing recovery rate is approximately is 65%.

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

Competition

The silicon metal market and the silicon-based and manganese-based alloys markets are capital intensive, global and highly competitive. We have historically proven to be a highly efficient, low cost producer, with competitive pricing and manufacturing processes that capture most of our production by-products for reuse or resale. We also have the flexibility to adapt to current market demands by switching certain furnaces between silicon-based alloy and silicon metal production with economical switching costs. We face continual threats from existing and new competition. Nonetheless, certain factors can affect the ability of competition to enter or expand. These factors include (i) lead time of three to five years to obtain the necessary governmental approvals and construction completion; (ii) construction costs; (iii) the need to situate a manufacturing facility proximate to raw material sources, and (iv) energy supply for manufacturing purposes.

Competitive Strengths

We believe that we possess a number of competitive strengths that position us well to continue as one of the leading global suppliers of silicon metal and silicon-based alloys.

•
Leading Market Positions.   We hold leading market positions in our primary geography, North America, and in a majority of our products. According to data from CRU, we believe our silicon metal capacity of approximately 140,000 MT annually (excluding Dow Corning’s portion of the capacity of our Alloy, West Virginia and Becancour, Quebec plants), represents approximately 15% of the total Western World capacity.

•
Low Cost Producer.  We are among the lowest cost silicon metal producers in the world. Our low operating costs are primarily a result of our access to attractively priced power, proximity to, and ownership of, raw materials, and our efficient production process and skilled labor.

•
Highly Variable Cost Structure.   We operate with a largely variable cost of production and have the ability to rapidly turn furnaces on and off to react to changes in customer demand.  During the global economic recession, we were able to quickly idle certain furnaces as demand declined and then quickly re-start them at minimal cost as demand returned.

•
Long-Term Power Contracts.   Electricity is the largest component of our production costs. Electricity accounted for approximately 22% of our total cost of production for the fiscal year 2015. Our power supply contracts result in stable, favorably priced, long-term commitments of power at reasonable rates.

•
Vertically Integrated Business Model. To further enhance our cost position and increase operational and financial stability, we have increased our vertical integration over time through strategic acquisitions of providers of our principal raw materials. We now have captive sources for a majority of our raw material inputs on a cost basis, including each of our three primary inputs: Coal, woodchips and quartz, each in close proximity to our production facilities. Through our acquisition of Alden Resources, we are the only significant North American supplier of specialty low ash metallurgical coal which is used in the production of silicon metal and silicon-based alloys. We believe that the other available alternatives for low ash metallurgical coal include charcoal, which is more expensive, and Colombian coal, which is less reactive with quartz, not as pure, requires additional handling and is more costly to ship to North American production facilities. We believe our integrated business model and ownership of raw materials provides us with an advantage over our competitors. We have stable, long-term access to critical raw materials for our production processes and do not have to compete with our competitors for supply. We also supply low ash metallurgical coal to our competitors. In addition, we are not reliant on any single supplier for our raw materials providing our business model with stability.

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

•
Experienced, Highly Qualified Management Team.   We have assembled a highly qualified management team. Alan Kestenbaum has over 25 years of experience in metals trading, distribution, finance and manufacturing, including as the founder of leading international metals trader Marco International. Joe Ragan, our CFO, brings significant experience as the CFO of Boart Longyear, with over 10 years of experience in the metals and manufacturing industry. Our Chief Legal Officer, Stephen Lebowitz, brings deep private practice and in-house experience, spending seven years as part of BP plc’s in-house legal department prior to joining GSM. We believe that our management team has operational and technical skills to continue to operate our business at world class levels of efficiency and to consistently produce silicon metal and silicon-based alloys at the lowest costs. Additionally, our Board of Directors, led by Alan Kestenbaum, is comprised of six seasoned executives with strong management, metals, finance and international experience.

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

•	Focus on financial metrics and conservative balance sheet. We measure our success by reviewing pertinent financial metrics such as Reported and Adjusted EBITDA.

Reported and Adjusted EBITDA are pertinent non-GAAP financial metrics we utilize to measure our success and are included in our quarterly press releases. These financial metrics are used to provide supplemental measures of our performance which we believe are important because they eliminate items that have less bearing on our current and future operating performance and highlights trends in our core business that may not otherwise be apparent when relying solely on GAAP financial measures. Reconciliations of these measures to the comparable GAAP financial measures are provided below.

	Twelve Months
	FY 2015	FY 2014
	(Dollars in thousands)
Net income	$34,627	25,906
Provision for income taxes	21,651	7,705
Net interest expense	4,076	7,955
Depreciation, depletion, amortization and accretion	52,006	45,228
Reported EBITDA	$112,360	86,794

	Twelve Months
	FY 2015	FY 2014
	(Dollars in thousands)
Reported EBITDA	$112,360	86,794
Transaction and due diligence expenses	16,734	1,081
Siltech idling/start-up costs	6,474	1,583
Business interruption	5,252	2,454
Divestiture indemnification payment	4,559	—
Plant relocation	568	—
Lease termination	457	—
Remeasurement of stock option liability	(3,410)	27,042
Contract acquisition cost	—	16,000
Quebec Silicon lockout costs	—	6,645
Quebec Silicon curtailment gain	—	(5,831)
Remeasurement/true-up of equity compensation	—	200
Variable compensation	—	3,885
Bargain purchase gain	—	(29,538)
Adjusted EBITDA	$142,994	110,315

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

Employees

As of June 30, 2015, we had 1,684 employees. We have 1,014 employees in the United States, 178 employees in Canada, 140 employees in Argentina, 217 employees in South Africa, 28 employees in Poland and 107 employees in China. Our total employees consist of 532 salaried employees and 1,152 hourly employees.  We are a party to several collective bargaining agreements. We believe that relations with our employees are satisfactory.

Our hourly employees at our Selma, Alabama facility are covered by a collective bargaining agreement with the Industrial Division of the Communications Workers of America, under a contract running through April 2, 2017. Our hourly employees at our Alloy, West Virginia, Niagara Falls, New York and Bridgeport, Alabama facilities are covered by collective bargaining agreements with The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union under contracts running through April 27, 2017, July 30, 2017, and March 3, 2018, respectively. Union employees in Argentina are working under a contract running through April 30, 2016. Our operations in Poland and China are not unionized. Our union employees in Canada work at the Bécancour, Québec, plant and are covered by a Union Certification held by the Communications, Energy and Paper Workers Union of Canada (“CEP”), Local 184.  The corresponding collective bargaining agreement at our Bécancour facility runs through April 30, 2017.

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

Electrical power to our U.S. and Canada facilities is supplied mostly by AEP, Alabama Power, Brookfield Power, Hydro Quebec, Tennessee Valley Authority and Niagara Mohawk Power Corporation through dedicated lines. Our Alloy, West Virginia facility obtains approximately 45% of its power needs under a fixed-price contract with a nearby hydroelectric facility. This facility is over 70 years old and any breakdown could result in the Alloy facility having to pay much higher rates for electric power from third parties. Our energy supply for our facilities located in Argentina is supplied through the Edemsa hydroelectric facilities located in Mendoza, Argentina, under a month-to-month arrangement. Our power need in Newcastle, South Africa is supplied by Eskom public utility company at the industrial tariff rate. Because energy constitutes such a high percentage of our production costs, we are particularly vulnerable to cost fluctuations in the energy industry. Accordingly, the termination or non-renewal of any of our energy contracts, or an increase in the price of energy could materially adversely affect our future earnings, if any, and may prevent us from effectively competing in our markets.

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

In the year ended June 30, 2015, we made approximately 53% of our consolidated net sales to our top ten customers and approximately 31% to our two top customers (14%, excluding sales made under our joint venture agreements with Dow Corning). We expect that we will continue to derive a significant portion of our business from sales to these customers. If we were to experience a significant reduction in the amount of sales we make to some or all of these customers and could not replace these sales with sales to other customers, it could have a material adverse effect on our revenues and profits.

Our U.S.-based businesses benefit from U.S. antidumping duties and laws that protect U.S. companies by taxing unfairly traded imports from foreign companies. If these duties or laws change, foreign companies will be able to compete more effectively with us. Conversely, our foreign operations may be adversely affected by these U.S. duties and laws.

Antidumping duties are currently in place in the United States covering silicon metal imports from China and Russia. In addition, antidumping and countervailing duties are in place in Canada covering imports of Chinese silicon metal into that country. Antidumping orders normally benefit domestic producers by reducing the volume of unfairly traded imports and increasing market prices and sales of the domestic product. In the United States, rates of duty can change as a result of “administrative reviews” of antidumping orders. These orders can also be revoked as a result of periodic “sunset reviews,” which determine whether the orders will continue to apply to imports from particular countries. Antidumping and countervailing duties in Canada also are subject to periodic reviews. Sunset reviews of the U.S. orders covering silicon metal imports from China and Russia completed in 2012 and 2014, respectively, resulted in those orders remaining in place for an additional five years. However, the current orders may not remain in effect and continue to be enforced from year to year, the goods and countries now covered by antidumping and countervailing duty orders may no longer be covered, and duties may not continue to be assessed at the same rates. Changes in any of these factors could adversely affect our business and profitability. Finally, at times, in filing trade actions, we find ourselves acting against the interests of our customers. Some of our customers may not continue to do business with us because of our having filed a trade action.

Products we manufacture may be subject to unfair import competition that may affect our profitability.

A number of the products we manufacture, including silicon metal and ferrosilicon, are globally traded commodities that are sold primarily on the basis of price.  As a result, our sales volumes and prices may be adversely affected by influxes of imports of these products that are dumped (sold at unfairly low prices) or are subsidized by foreign governments.  Our silicon metal and ferrosilicon operations have been injured by such unfair import competition in the past.  The antidumping and countervailing duty laws provide a remedy for unfairly traded imports in the form of special duties imposed to offset the unfairly low pricing or subsidization.  However, the process for obtaining such relief is complex and uncertain.  As a result, while we have sought and obtained such relief in the past, in some cases we have not been successful.  Thus, there is no assurance that such relief will be obtained, and if it is not, unfair import competition could have a material adverse effect on our business, financial condition and results of operations.

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

Our hourly employees at our Selma, Alabama facility are covered by a collective bargaining agreement with the Industrial Division of the Communications Workers of America, under a contract running through April 2, 2017. Our hourly employees at our Alloy, West Virginia, Niagara Falls, New York and Bridgeport, Alabama facilities are covered by collective bargaining agreements with The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union under contracts running through April 27, 2017, July 30, 2017, and March 3, 2018, respectively. Our union employees in Argentina are working under a contract running through April 30, 2016. Our union employees in Canada work at the Bécancour, Québec, plant and are covered by a Union Certification held by the Communications, Energy and Paper Workers Union of Canada (“CEP”), Local 184.  The corresponding collective bargaining agreement at our Bécancour facility expired on April 30, 2013 and by effect of a “bridging clause” continued to apply until the union or the Company exercised its right to strike or to declare a lockout. We exercised such a right and declared a lockout on May 3, 2013. The lockout remained in effect until December 27, 2013. The CEP, Local 184 and the Company continued bargaining throughout this period with the assistance of a conciliator appointed by the Ministry of Labour. On December 21, 2013, the parties reached an agreement in principle on the new terms of a collective agreement which was put to a ratification vote of the union membership on December 27, 2013. The proposed collective agreement was ratified with a vote of 76%. The collective agreement was executed by the parties on January 3, 2014 with retroactive effect to January 1, 2014. The lockout was lifted by the Company upon the date of ratification of the collective agreement. On January 3, 2014, the plant began to normalize operations, according to the terms of a back-to-work protocol agreed to by the parties. Since that time, the new collective agreement has been in place and will run through April 30, 2017.

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

We are dependent on key personnel.

Our operations depend to a significant degree on the continued employment of our core senior management team. In July 2015, Jeff Bradley advised the Company that he desired to step down from his position as Chief Executive Officer and Chief Operating Officer effective August 31, 2015, to pursue other interests. At the time of Mr. Bradley’s departure, Mr. Kestenbaum will assume the additional role of CEO through the transaction close of the Business Combination with FerroAtlántica.  It is important that we retain the other members of our core senior management team following this change. In particular, we are dependent on the skills, knowledge and experience of Alan Kestenbaum, our Executive Chairman, Joseph Ragan, our Chief Financial Officer and Stephen Lebowitz, our Chief Legal Officer.  If these employees are unable to continue in their respective roles, or if we are unable to attract and retain other skilled employees, our results of operations and financial condition could be adversely affected. We currently have employment agreements with Alan Kestenbaum, Joseph Ragan and Stephen Lebowitz, each of which contains non-compete provisions. Such provisions may not be enforceable by us. Additionally, we are substantially dependent upon key personnel in our financial and information technology staff that enables us to meet our regulatory, contractual and financial reporting obligations, including reporting requirements under our credit facilities.

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

We rely on proprietary technologies and technical capabilities in order to compete effectively and produce high quality silicon metal and silicon-based alloys. Some of these proprietary technologies that we rely on are:

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

The silicon metal market and the silicon-based and manganese-based alloys markets are global, capital intensive and highly competitive. Our competitors may have greater financial resources, as well as other strategic advantages, to maintain, improve and possibly expand their facilities, and as a result, they may be better positioned to adapt to changes in the industry or the global economy. The advantages that our competitors have over us could have a material adverse effect on our business. In addition, new entrants may increase competition in our industry, which could have a material adverse effect on our business. An increase in the use of substitutes for certain of our products also could have a material adverse effect on our financial condition and operations.

We have historically operated at near the maximum capacity of our operating facilities. Because the cost of increasing capacity may be prohibitively expensive, we may have difficulty increasing our production and profits.

Our facilities are able to manufacture, collectively, approximately 140,000 MT of silicon metal (excluding Dow Corning’s portion of the capacity of our Alloy, West Virginia and Becancour, Quebec plants) and 158,000 MT of silicon-based alloys on an annual basis. Our ability to increase production and revenues will depend on expanding existing facilities or opening new ones. Increasing capacity is difficult because:

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

Our stock price may be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchase the shares. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	regulatory developments in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	quarterly or annual variations in our financial results or those of companies that are perceived to be similar to us;

•	market conditions in the industries in which we compete and issuance of new or changed securities analysts’ reports or recommendations;

•	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;

•	the inability to meet the financial estimates of analysts who follow our common stock;

•	developments in connection with the Business Combination with FerroAtlántica;

•	investor perception of our company and of the industry in which we compete; and

•	general economic, political and market conditions.

  The concentration of our capital stock ownership among our largest stockholders, and their affiliates, may limit your ability to influence corporate matters.

To the best of our knowledge, our four largest stockholders, including our Executive Chairman, together beneficially own approximately 42% of our outstanding common stock. Consequently, these stockholders have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.

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

•	The restrictions and limitations on our conduct of business pending the Business Combination may disrupt or otherwise adversely affect our business; and

•	The attention of our management and employees may be diverted from day-to-day operations.

The occurrence of any of these events individually or in combination could have a material adverse effect on our share price, business and cash flows, results of operations and financial position.

Failure to complete the Business Combination could negatively impact the stock price of the Company and the future business and financial results of the Company.

If the Business Combination is not completed for any reason, including as a result of Company Shareholders failing to adopt the Business Combination Agreement, the ongoing business of the Company may be adversely affected and, without realizing any of the benefits of having completed the Business Combination, the Company would be subject to a number of risks, including the following:

•	The Company may be required, under certain circumstances, to pay FerroAtlántica a termination fee of $25 million or reimburse FerroAtlántica for certain expenses;

•
The Company is subject to certain restrictions on the conduct of its business prior to completing the Business Combination, which may adversely affect its ability to execute certain of its business strategies;

•	The Company has incurred and will continue to incur significant costs and fees associated with the proposed Business Combination;

•	The Company may experience negative reactions from the financial markets, including negative impacts on the Company’s stock price;

•	The Company may experience negative reactions from its customers, regulators and employees; and

•
Matters relating to the Business Combination (including integration planning) will require substantial commitments of time and resources by Company management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to the Company as an independent company.

In addition, the Company could be subject to litigation related to any failure to complete the Business Combination or related to any enforcement proceeding commenced against the Company to perform its obligations under the Business Combination Agreement. If the Business Combination is not completed, these risks may materialize and may adversely affect the Company’s business, financial condition, financial results and stock price.

Legal proceedings in connection with the Business Combination, the outcomes of which are uncertain, could delay or prevent the completion of the Business Combination.

       Since the announcement of the Business Combination, four putative class action lawsuits have been filed in the Court of Chancery of the State of Delaware on behalf of Company Shareholders alleging that members of the Company Board and/or Company management breached their fiduciary duties by failing to maximize the Company’s value in agreeing to the Business Combination and that the Company, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco aided and abetted these alleged breaches. The actions were captioned Fraser v. Globe Specialty Metals, Inc., et al., C.A. No. 10823- VCG, City of Providence v. Globe Specialty Metals, Inc., et al., C.A. No. 10865-VCG, Int’l Union of Operating Engineers Local 478 Pension Fund v. Globe Specialty Metals, Inc., et al., C.A. No. 10899-VCG and Cirillo v. Globe Specialty Metals, Inc., et al., C.A. No. 10929-VCG. The actions have been consolidated for all purposes into C.A. No. 10865-VCG, now captioned In re Globe Specialty Metals, Inc. Stockholders Litigation, Consolidated C.A. No. 10865-VCG. Plaintiffs filed a motion for a preliminary injunction seeking to enjoin the Company from convening a special meeting of Company Shareholders to vote on the proposal to adopt the Business Combination Agreement or consummating the Business combination. In addition, Plaintiffs filed a motion for expedited proceedings, and supporting brief, in which they requested that the Court schedule a trial in this action before the Company Shareholders vote on the Business Combination. Defendants filed an opposition brief in which they objected to Plaintiffs’ motion for expedited proceedings to the extent it seeks expansive discovery and an expedited trial on the merits in lieu of a preliminary injunction hearing. Subsequently, the parties reached agreement on the scope of expedited discovery. The Court scheduled a hearing on Plaintiffs’ motion for a preliminary injunction for August 26, 2015. On June 15, 2015, Plaintiffs filed an amended consolidated class action complaint, realleging, among other things, that the Company’s board of directors and Chief Executive Officer, aided and abetted by Grupo VM, FerroAtlántica, Merger Sub and VeloNewco, breached their fiduciary duties by entering into the Business Combination for inadequate consideration and that certain provisions in the Business Combination Agreement unfairly deterred a potential alternative transaction. The amended complaint further alleges that, among other things, the Company’s preliminary proxy statement/prospectus filed with the SEC on May 6, 2015, is materially misleading and incomplete, and that the Company board of directors and Chief Executive Officer breached their fiduciary duties by failing to disclose purportedly material information to Company Shareholders in connection with the Business Combination. The amended complaint seeks, among other relief, an order enjoining the Defendants from consummating the proposed Business Combination; a declaration that the disclosures contained in the preliminary proxy statement/prospectus are deficient; damages; and attorneys’ fees and costs. On August 10, 2015, Plaintiffs filed their opening brief in support of their motion for preliminary injunction.

Item 1B.                         Unresolved Staff Comments

None.

Item 2.	Properties

We believe our facilities are suitable and adequate for our business and current production requirements. The following tables describe our primary office space, manufacturing facilities and mining properties:

		Square Footage	Number of		Business
Location of Facility	Purpose		Furnaces	Own/Lease	Segment Served

Miami, Florida	Office	10,566	—	Lease	Corporate
New York, New York	Office	13,958	—	Lease	Corporate
Beverly, Ohio	Manufacturing and other	273,377	5 *	Own	GMI
Selma, Alabama	Manufacturing and other	126,207	2	Own	GMI
Alloy, West Virginia	Manufacturing and other	1,063,032	5	Own	GMI
Niagara Falls, New York	Manufacturing and other	227,732	2	Own	GMI
Bridgeport, Alabama	Manufacturing and other	155,100	1	Own	GMI
Nevisdale, Kentucky	Manufacturing and other	723,096	—	Own	GMI
Becancour, Canada	Manufacturing and other	365,887	3	Own	GMI
Mendoza, Argentina	Manufacturing and other	138,500	2	Own	Globe Metales
Police, Poland	Manufacturing and other	43,951	—	Own	Other
Newcastle, South Africa	Manufacturing and other	395,100	2	**	Other
Shizuishan, China	Manufacturing and other	227,192	—	**	Other
              __________________________

*	Excludes Solsil’s seven smaller furnaces used to produce UMG for solar cell applications.

**	We own the long-term land use rights for the land on which this facility is located. We own the building and equipment forming part of this facility.
Business
Location of Mines	Product	Own/Lease	Segment Served

Alabama	Quartzite	Lease	GMI
Kentucky, Alabama and Tennessee	Coal	Lease	GMI
Saint-Urbain, Quebec	Quartzite	Lease	GMI

Item 3.	Legal Proceedings

The Company is subject to various lawsuits, investigations, claims, and proceedings that arise in the normal course of business, including, but not limited to, labor and employment, commercial, environmental, safety, and health matters, as well as claims and indemnities associated with its historical acquisitions and divestitures. Although it is not presently possible to determine the outcome of these matters, in the opinion of management, it is not reasonably possible that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. During the fiscal year ended June 30, 2015, the Company recorded an expense of $4,559,000 with respect to an indemnification obligation from a prior divestiture, of which $1,659,000 is unpaid and is included in Other long-term liabilities at June 30, 2015.

 Litigation Related to the Proposed Business Combination

    On March 23, 2015, a putative class action lawsuit was filed on behalf of the Company’s shareholders (“Company Shareholders”) in the Court of Chancery of the State of Delaware.  The action, captioned Fraser v. Globe Specialty Metals, Inc., et al., C.A. No. 10823-VCG, named as defendants the Company, the members of its board of directors, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco.  The complaint alleged, among other things, that the Company directors breached their fiduciary duties by failing to obtain the best price possible for Company Shareholders, that the proposed merger consideration to be received by Company Shareholders is inadequate and significantly undervalued the Company, that the Company directors failed to adequately protect against conflicts of interest in approving the transaction, and that the Business Combination Agreement unfairly deters competitive offers.  The complaint also alleged that the Company, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco aided and abetted these alleged breaches.  The action sought to enjoin or rescind the Business Combination, damages, and attorneys’ fees and costs.

    On April 1, 2015, a purported Company Shareholder filed a putative class action lawsuit on behalf of Company Shareholders challenging the Business Combination in the Court of Chancery of the State of Delaware.  The action, captioned City of Providence v. Globe Specialty Metals, Inc., et al., C.A. No. 10865-VCG, named as defendants the Company, the members of its board of directors, its Chief Executive Officer, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco.  The complaint alleged, among other things, that the Company’s board of directors and Chief Executive Officer, aided and abetted by Grupo VM, FerroAtlántica, Merger Sub and VeloNewco, breached their fiduciary duties by entering into the Business Combination for inadequate consideration and that certain provisions in the Business Combination Agreement unfairly deterred a potential alternative transaction.  The complaint further alleged, among other things, that the Company’s Executive Chairman and Chief Executive Officer, aided and abetted by Grupo VM, FerroAtlántica, Merger Sub and VeloNewco, breached their fiduciary duties by negotiating the Business Combination Agreement, and, in the case of the Executive Chairman, by entering into a voting agreement in favor of the Business Combination Agreement, out of self-interest.  The action sought to enjoin the Business Combination, to order the board of directors to obtain an alternate transaction, damages, and attorneys’ fees and costs.

    On April 10, 2015, a purported Company Shareholder filed a putative class action lawsuit on behalf of Company Shareholders challenging the Business Combination in the Court of Chancery of the State of Delaware.  The action, captioned Int’l Union of Operating Engineers Local 478 Pension Fund v. Globe Specialty Metals, Inc., et al., C.A. No. 10899-VCG, named as defendants the Company, the members of its board of directors, its Chief Executive Officer, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco.  The complaint made identical allegations and sought the same relief sought in City of Providence v. Globe Specialty Metals, Inc., et al., C.A. No. 10865-VCG.

    On April 21, 2015, a purported Company Shareholder filed a putative class action lawsuit on behalf of Company Shareholders challenging the Business Combination in the Court of Chancery of the State of Delaware.  The action, captioned Cirillo v. Globe Specialty Metals, Inc., et al., C.A. No. 10929-VCG, named as defendants the Company, its board of directors, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco.  The complaint alleged, among other things, that the Company’s directors, aided and abetted by the Company, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco, breached their fiduciary duties in agreeing to the Business Combination for inadequate consideration and that certain provisions in the Business Combination Agreement unfairly deterred a potential alternative transaction.  The action sought to enjoin or rescind the Business Combination, disclosure of information, damages, and attorneys’ fees and costs.

    On May 4, 2015, the Court of Chancery of the State of Delaware consolidated these four actions for all purposes into C.A. No. 10865-VCG, now captioned In re Globe Specialty Metals, Inc. Stockholders Litigation, Consolidated C.A. No. 10865-VCG. The Court further designated the complaint filed in C.A. No. 10865-VCG as the operative complaint in the consolidated action. Plaintiffs filed a motion for a preliminary injunction seeking to enjoin the Company from convening a special meeting of Company Shareholders to vote on the proposal to adopt the Business Combination Agreement or consummating the Business Combination. In addition, Plaintiffs filed a motion for expedited proceedings, and supporting brief, in which they requested that the Court schedule a trial in this action before the Company Shareholders vote on the Business Combination. Defendants, including Globe, filed an opposition brief in which they objected to Plaintiffs’ motion for expedited proceedings to the extent it seeks expansive discovery and an expedited trial on the merits in lieu of a preliminary injunction hearing. Subsequently, the parties reached agreement on the scope of expedited discovery. The Court scheduled a hearing on Plaintiffs’ motion for a preliminary injunction for August 26, 2015.

On June 15, 2015, Plaintiffs filed an amended consolidated class action complaint, realleging, among other things, that the Company’s board of directors and Chief Executive Officer, aided and abetted by Grupo VM, FerroAtlántica, Merger Sub and VeloNewco, breached their fiduciary duties by entering into the Business Combination for inadequate consideration and that certain provisions in the Business Combination Agreement unfairly deterred a potential alternative transaction. The amended complaint further alleges that, among other things, the Company’s preliminary proxy statement/prospectus filed with the SEC on May 6, 2015, is materially misleading and incomplete, and that the Company’s board of directors and Chief Executive Officer breached their fiduciary duties by failing to disclose purportedly material information to Company Shareholders in connection with the Business Combination. The amended complaint seeks, among other relief, an order enjoining the Defendants from consummating the proposed Business Combination; a declaration that the disclosures contained in the preliminary proxy statement/prospectus are deficient; damages; and attorneys’ fees and costs.

On August 10, 2015, Plaintiffs filed their opening brief in support of their motion for preliminary injunction.

The amended complaint does not specify the amount of damages sought by Plaintiffs in the consolidated action and it is not presently possible to determine the outcome of these matters.  Accordingly, the possible loss, if any, related to these matters is uncertain and cannot be reasonably estimated at this time.

Environmental Contingencies

At June 30, 2015, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

Asset Retirement Obligations

As of June 30, 2015 and 2014, the Company has recorded asset retirement obligation accruals for mine reclamation and preparation plant closure costs totaling $14,764,000 and $9,134,000, respectively. There were no assets that were legally restricted for purposes of settling asset retirement obligations at June 30, 2015 or 2014.

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

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal year 2015 price range per common share	$17.41 – 21.99	15.11 – 19.43	15.41 – 19.01	17.84 – 21.41
Fiscal year 2014 price range per common share	18.42 – 21.97	16.80 – 22.00	15.21 – 18.37	10.80 – 15.69

Holders

As of August 21, 2015, there were approximately 18 holders of record of our common stock. The number of record holders does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

The table presented below represents the dividends declared per common share during each quarter of the last two fiscal years.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal year 2015 dividends declared per common share	$0.080	0.080	0.075	0.075
Fiscal year 2014 dividends declared per common share	0.075	0.075	0.069	0.069

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

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

We purchase shares of our common stock in the open market and through block purchases pursuant to a 10b5-1 plan. The table below sets forth information regarding our purchases of common stock during the quarter ended June 30, 2015:

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
April 1, 2015 – April 30, 2015	$0.00	0	$45,780,000
May 1, 2015 – May 31, 2015	$0.00	0	$45,780,000
June 1, 2015 – June 30, 2015	$0.00	0	$45,780,000

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,589,136	$17.06	2,450,521
Equity compensation plans not approved by security holders	—	—	—
Total	1,589,136	$17.06	2,450,521

Item 6.	Selected Financial Data

The following tables summarize certain selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data presented below for the fiscal years ended June 30, 2015, 2014, 2013, 2012 and 2011 are derived from our audited consolidated financial statements.

	Year Ended June 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
Statement of operations data:
Net sales	$800,773	752,817	757,550	705,544	641,863
Cost of goods sold	650,677	635,735	657,911	552,873	488,018
Selling, general and administrative expenses	88,205	92,103	64,663	61,623	54,739
Research and development	—	—	—	127	87
Contract acquisition cost	—	16,000	—	—	—
Curtailment gain	—	(5,831)	—	—	—
Business interruption insurance recovery	—	—	(4,594)	(450)	—
Goodwill and intangible asset impairment	—	—	13,130	—	—
Impairment of long-lived assets	—	—	35,387	—	—
(Gain) loss on sale of business	—	—	—	(54)	4,249
Operating income (loss)	61,891	14,810	(8,947)	91,425	94,770
Bargain purchase gain	—	29,538	—	—	—
Interest and other (expense) income	(5,613)	(10,737)	(8,128)	(4,789)	(2,056)
Income (loss) before income taxes	56,278	33,611	(17,075)	86,636	92,714
Provision for income taxes	21,651	7,705	2,734	28,760	35,988
Net income (loss)	34,627	25,906	(19,809)	57,876	56,726
Income attributable to noncontrolling interest, net of tax	(3,307)	(4,203)	(1,219)	(3,306)	(3,918)
Net income (loss) attributable to Globe Specialty Metals, Inc.	$31,320	21,703	(21,028)	54,570	52,808
Earnings (loss) per common share - basic	$0.42	0.29	(0.28)	0.73	0.70
Earnings (loss) per common share - diluted	$0.42	0.29	(0.28)	0.71	0.69
Cash dividends declared per common share	$0.31	0.29	0.38	0.20	0.15

	June 30,	June 30,	June 30,	June 30,	June 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance sheet data:
Cash and cash equivalents	$115,944	97,792	169,676	178,010	166,208
Total assets	829,360	845,126	871,623	936,747	678,269
Total debt, including current portion	101,048	125,204	139,534	140,703	48,083
Total stockholders' equity	512,502	520,528	546,080	603,799	515,276

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with “Selected Financial Data” and our consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve assumptions, risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. The forward-looking statements do not take into account the proposed business combination with FerroAtlántica and do not address possible future combined results of operations of the Company and FerroAtlántica after the business combination.

Introduction

We are one of the leading manufacturers of silicon metal and silicon-based alloys. As of June 30, 2015, we owned and operated eight principal manufacturing facilities, in two primary operating segments: GMI, our North American operations, and Globe Metales, our Argentine operations.

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

•
Other — includes an electrode production operation in China (Yonvey) and a cored-wire production facility located in Poland and a manufacturer of silicon-based alloys located in South Africa (Siltech). These operations do not fit into the above reportable segments and are immaterial for purposes of separate disclosure.

Overview and Recent Developments

Customer demand continues to improve for silicon metal and silicon-based alloys in our major end markets, which include chemical, aluminum, automotive, steel, housing and solar. The sales mix shifted in fiscal year 2015 as we shipped more silicon metal than the prior year.  The increase in silicon metal tons sold was primarily due to increased demand from the solar, automotive and housing sectors in the U.S. and in Europe. With this increase in demand for silicon metal, at a time when ferrosilicon prices were declining, we converted a  silicon-based alloys furnace to a silicon metal furnace at one of our U.S. plants. We partially offset the reduction in silicon-based alloys production with shipments from our Siltech facility in South Africa.

We experienced an increase of 5% in our average selling prices in fiscal year 2015, which was driven by an increase in pricing in the first half of the fiscal year.   During the second half of fiscal year 2015, silicon metal and silicon-based alloys pricing declined due to increased import competition. Our fixed-price contracts were negotiated in November 2014 for the 2015 calendar year and were not affected by the recent decline in pricing.  However, we have some exposure to these recent pricing fluctuations with respect to our contracts that are index-linked and spot priced.

Net sales for the fourth quarter increased $7,368,000 or 4% from the immediately preceding quarter as a result of a 4% increase in metric tons shipped and a 11% increase in silica fume and other products revenue due to improved pricing. Silicon metal volumes increased 3% while silicon-based alloys volumes increased 5% as a result of improved demand from the solar, automotive, and housing industries in North America and Europe. Silicon metal prices were flat and silicon-based alloys prices decreased 3% in the fourth quarter compared to the third quarter of fiscal year 2015.

During the quarter ended June 30, 2015, we temporarily idled our South African facility (Siltech) as a result of high winter electricity rates.  Furthermore, we have begun to review strategic alternatives for the Siltech facility including, but not limited to, marketing the facility for potential sale.

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

Completion of the Business Combination is subject to Globe shareholder approval, regulatory approvals and customary closing conditions. The special meeting of Globe shareholders to consider adoption of the business combination agreement is scheduled for Thursday, September 10, 2015.

Outlook

Customer demand for silicon in our end markets, including solar, automotive, and housing, are strong in the U.S. and improving in Europe, particularly automotive.  Index pricing for silicon metal and silicon-based alloys has been declining, since the beginning of the 2015 calendar year, due to increased import competition.  Our fixed-price contracts were negotiated in November 2014 for the 2015 calendar year and therefore, these contracts will not be affected by the recent decline in pricing for the first half of fiscal year 2016.  However, we have some exposure with respect to these recent pricing fluctuations with our contracts that are index-linked and spot priced.  We remain optimistic about the end-market demand, and for most of our products, anticipate the pricing in the U.S. and Europe will adjust to this strong demand. We are experiencing consistent demand and positive signs for the major end markets that use our products directly and indirectly. The imposition of Canadian anti-dumping and countervailing duties against imports of silicon metal from China will continue to positively impact pricing and opportunities in the Canadian market.

We experienced improvement in operational efficiency following the completion of the planned maintenance outages in fiscal 2014 and 2015. As a result, during fiscal 2015 normalized costs related to maintenance and furnace downtime were lower.  With maintenance outages scheduled at five of our U.S. facilities in the first quarter of fiscal 2016, we anticipate similar improvement in operational efficiency.

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

Business Combinations

We have completed a number of significant business acquisitions over the past several years. Our business strategy contemplates that we may pursue additional acquisitions in the future. When we acquire a business, the purchase price is allocated based on the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Goodwill as of the acquisition date is measured as the residual of the excess of the consideration transferred, plus the fair value of any noncontrolling interest in the acquiree at the acquisition date, over the fair value of the identifiable net assets acquired. We generally engage independent third-party appraisal firms to assist in determining the fair value of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates are inherently uncertain and may impact reported depreciation and amortization in future periods, as well as any related impairment of goodwill or other long lived assets.

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

As of June 30, 2015, the carrying value of property, plant and equipment at Yonvey is approximately $13,293,000. If market prices decrease below our cost to produce carbon electrodes at Yonvey, we could decide to purchase from third party producers. Such a decision would require us to assess the recoverability of Yonvey’s long-lived assets.

As of June 30, 2015, the carrying value of property, plant and equipment at Siltech is approximately $45,558,000. During the quarter ended June 30, 2015, we temporarily idled Siltech as a result of high winter electricity rates. We assessed the recoverability of the carrying value of the long-lived assets of Siltech and concluded that the undiscounted cash flows associated with the Siltech asset group exceeded the carrying value at June 30, 2015.

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

Goodwill

Goodwill represents the excess purchase price of acquired businesses over fair values attributed to underlying net tangible assets and identifiable intangible assets. We test the carrying value of goodwill for impairment at a “reporting unit” level (which for the Company is represented by each reported segment and Core Metals (a component of GMI that produces silicon-based alloys), using a two-step approach, annually as of the last day of February, or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the fair value of a reporting unit is less than its carrying value, this is an indicator that the goodwill assigned to that reporting unit may be impaired. In this case, a second step is performed to allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination, and as if the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the actual carrying value of goodwill. If the implied fair value is less than the carrying value, we would be required to recognize an impairment loss for that excess. The valuation of the Company’s reporting units requires significant judgment in evaluation of, among other things, recent indicators of market activity and estimated future cash flows, discount rates and other factors. The estimates of cash flows, future earnings, and discount rate are subject to change due to the economic environment and business trends, including such factors as raw material and product pricing, interest rates, expected market returns and volatility of markets served, as well as our future manufacturing capabilities, government regulation and technological change. We believe that the estimates of future cash flows, future earnings, and fair value are reasonable; however, changes in estimates, circumstances or conditions could have a significant impact on our fair valuation estimation, which could then result in an impairment charge in the future.

As of February 28, 2015, the date of our most recent impairment test, the estimated fair value of each of our reporting units was in excess of their respective carrying values and no impairment charges were recorded during the year ended June 30, 2015.

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

Results of Operations

Our results of operations are affected by our recent acquisition. We acquired Siltech on November 21, 2013. Results from Siltech for the year ended June 30, 2015 include results for the entire period and for the year ended June 30, 2014 include results for approximately seven months.

GSM Fiscal Year Ended June 30, 2015 vs. 2014

Consolidated Operations:

	Years Ended
	June 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$800,773	752,817	47,956	6.4%
Cost of goods sold	650,677	635,735	14,942	2.4%
Selling, general and administrative expenses	88,205	92,103	(3,898)	(4.2%)
Contract acquisition cost	—	16,000	(16,000)	NA
Curtailment gain	—	(5,831)	5,831	NA
Operating income	61,891	14,810	47,081	317.9%
Bargain purchase gain	—	29,538	(29,538)	NA
Interest expense, net	(4,076)	(7,955)	3,879	(48.8%)
Other loss	(1,537)	(2,782)	1,245	(44.8%)
Income before provision for income taxes	56,278	33,611	22,667	67.4%
Provision for income taxes	21,651	7,705	13,946	181.0%
Net income	34,627	25,906	8,721	33.7%
Income attributable to noncontrolling interest, net of tax	(3,307)	(4,203)	896	(21.3%)
Net income attributable to Globe Specialty Metals, Inc.	$31,320	21,703	9,617	44.3%

Net Sales:

	Year Ended June 30, 2015			Year Ended June 30, 2014
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$450,788	155,673	$2,896	$377,954	136,664	$2,766
Silicon-based alloys	261,258	129,914	2,011	282,998	141,327	2,002
Silicon metal and silicon-based alloys	712,046	285,587	2,493	660,952	277,991	2,378
Silica fume and other	88,727			91,865
Total net sales	$800,773			$752,817

Net sales increased $47,956,000 or 6% from the prior year to $800,773,000 primarily as a result of a 5% increase in average selling prices and a 3% increase in metric tons sold.  The increase in sales volume was driven by a 14% increase in silicon metal tons sold, offset by a 8% decrease in silicon-based alloys tons sold, resulting in an increase to net sales of $18,060,000.  Additionally, a 5% increase in average selling prices resulted in an increase to net sales of $33,034,000, offset by a $3,138,000 decrease to net sales of other products.  The increase in silicon metal tons sold was due to the unionized employee lockout at the Becancour Canada plant (the lockout concluded on December 27, 2013), which resulted in 17,453 fewer tons sold in the prior year.
The decrease in silicon-based alloys tons sold occurred as we converted one of our U.S. furnaces from silicon-based alloys to silicon metal when demand for silicon metal was strong and prices in the ferrosilicon market were deteriorating.

The average selling price of silicon metal increased 5% and the average selling price of silicon-based alloys remained approximately the same.  The increase in silicon metal pricing was due to higher pricing on annual calendar 2015 contracts, including higher pricing on index-based contracts.  The lack of change in silicon-based alloys pricing is due to an increase in import competition.

Other revenue decreased $3,138,000 in fiscal year 2015 primarily due to a decrease in fines sales.

Cost of Goods Sold:

The $14,942,000 or 2% increase in cost of goods sold was a result of a 3% increase in metric tons sold, offset by a 1% decrease in cost per ton sold.  This decrease in cost per ton sold was primarily due to the ramp-up of production subsequent to the conclusion of the unionized employee lockout at the Becancour, Canada plant (the lockout concluded on December 27, 2013), which resulted in higher cost per ton sold in the third quarter of fiscal year 2014.

Gross margin represented approximately 19% of net sales in the twelve months ended June 30, 2015 and increased from 16% of net sales in the twelve months ended June 30, 2014.  This increase was primarily as a result of an increase in average selling prices, an increase in metric tons sold and a decrease in cost per ton sold.

Selling, General and Administrative Expenses:

The decrease in selling, general and administrative expenses of $3,898,000 or 4% was primarily due to a decrease in stock-based compensation of approximately $30,579,000, primarily due to the re-measurement of liability based awards resulting from a decline in our stock price from June 2014 to June 2015.  This decrease was offset by a divestiture indemnification payment of $4,559,000, an increase in accounting, legal and professional fees of $15,640,000 primarily related to the proposed Business Combination, an increase in salaries and benefits of $4,059,000, and an increase in variable based compensation of $3,944,000.

Contract Acquisition Costs:

During the twelve months ended June 30, 2014, the Company acquired supply arrangements that resulted in a payment of $16,000,000.

Curtailment Gain:

The Company’s subsidiary, Quebec Silicon, sponsors a postretirement benefit plan for certain employees, based on length of service and remuneration. Postretirement benefits consist of a group insurance plan covering plan members for life insurance, disability, hospital, medical, and dental benefits. On December 27, 2013, the Communications, Energy and Paper Workers Union of Canada (“CEP”) ratified a new collective bargaining agreement, which resulted in a curtailment pertaining to the closure of the postretirement benefit plan for union employees retiring after January 31, 2016. The Company remeasured the benefit obligations reflecting the curtailment which resulted in a curtailment gain of $5,831,000 in the fiscal year ended June 30, 2014.

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

Interest Expense, Net:

Net interest expense decreased $3,879,000 compared to the prior year primarily due to the write-off of deferred financing costs of approximately $3,354,000 in connection with the refinancing of our existing $300,000,000 Revolving Credit Facility in the prior year.

Other Loss:

Other expense decreased $1,245,000 primarily due to a higher foreign exchange gain of a U.S. dollar loan at a foreign subsidiary and holdings of the Argentine peso.

Provision for Income Taxes:

Provision for income taxes as a percentage of pre-tax income was approximately 38.5% or $21,651,000 in fiscal year 2015 and provision for income taxes as a percentage of pre-tax income was approximately 22.9% or $7,705,000 in fiscal year 2014. The tax rate increased compared to the prior year, this increase was the result in losses in jurisdictions where no tax benefit was provided. In the prior year, the tax rate was impacted by the nontaxable bargain purchase gain of $29,538,000 in connection with the acquisition of Siltech.

Segment Operations

GMI

	Years Ended
	June 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$753,905	697,403	56,502	8.1%
Cost of goods sold	605,065	587,318	17,747	3.0%
Selling, general and administrative expenses	34,107	32,869	1,238	3.8%
Contract acquisition cost	—	16,000	(16,000)	NA
Curtailment gain	—	(5,831)	5,831	NA
Operating income	$114,733	67,047	47,686	71.1%

Net sales increased $56,502,000 or 8% from the prior year to $753,905,000.  The increase was primarily attributable to a 2% increase in tons sold coupled with a 6% increase in average selling prices.  Silicon metal volume increased 14% primarily due to the unionized employee lockout at the Becancour, Canada plant (the lockout concluded on December 27, 2013), which contributed 21,300 fewer tons during the twelve months ended June 30, 2014, and an increase due to the conversion of a silicon-based alloys furnace to a silicon metal furnace.  Silicon-based alloys volume decreased 11%, as we converted a silicon-based alloys furnace to silicon metal. Silicon metal pricing increased 5% primarily due to higher pricing on annual calendar 2015 contracts, including higher pricing on index-based contracts.  Silicon-based alloys pricing increased 3% from stronger pricing in the  U.S., from higher end-user demand.

Cost of goods sold increased 3% while total tons shipped increased 2%.

Selling, general and administrative expenses increased $1,238,000 to $34,107,000. This increase was primarily due to increases in salaries and wages and professional fees.

During fiscal year 2014, the Company acquired supply arrangements that resulted in a payment of $16,000,000.

Our subsidiary, Quebec Silicon, sponsors a postretirement benefit plan for certain employees, based on length of service and remuneration. Postretirement benefits consist of a group insurance plan covering plan members for life insurance, disability, hospital, medical, and dental benefits. On December 27, 2013, the Communications, Energy and Paper Workers Union of Canada (“CEP”) ratified a new collective bargain agreement, which resulted in a curtailment pertaining to the closure of the postretirement benefit plan for union employees retiring after January 31, 2016. We remeasured the benefit obligations reflecting the curtailment which resulted in a curtailment gain of $5,831,000 during fiscal year 2014.

Operating income increased $47,686,000 from the prior year to $114,733,000.  This increase was primarily due to higher average selling prices for silicon metal and silicon-based alloys and higher silicon metal volume.

Globe Metales

	Years Ended
	June 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$44,945	51,213	(6,268)	(12.2%)
Cost of goods sold	40,007	42,179	(2,172)	(5.1%)
Selling, general and administrative expenses	3,587	3,288	299	9.1%
Operating income	$1,351	5,746	(4,395)	(76.5%)

Net sales decreased $6,268,000 or 12% from the prior year to $44,945,000.  This decrease was due to a 12% decrease in silicon-based alloys tons sold, partially offset by a 1% increase in average selling prices.  Overall volume decreased due to weaker demand from Europe, partially offset by an increase in demand from North America solar, automotive, and housing markets.

Operating income decreased $4,395,000.  The decrease was due to the decrease in silicon-based alloys tons sold as well a 7% increase in cost per ton sold, driven by higher raw materials cost from higher inflation.

Solsil

	Years Ended
	June 30,
	2015	2014	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Cost of goods sold	$81	41	40	97.6%
Selling, general and administrative expenses	—	1	(1)	(100.0%)
Operating loss	$(81)	(42)	(39)	92.9%

 Solsil suspended commercial production during fiscal year 2010 as a result of a significant decline in the price of polysilicon and the decline in demand for upgraded metallurgical grade silicon.

Corporate

	Years Ended
	June 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$45,533	53,680	(8,147)	(15.2%)
Operating loss	$(45,533)	(53,680)	8,147	(15.2%)

Operating loss decreased $8,147,000 from the prior year to $45,533,000.  Selling, general and administrative expenses decreased primarily due to a decrease in stock-based compensation of approximately $30,579,000, primarily due to the re-measurement of liability based awards resulting from a decline in our stock price from June 2014 to June 2015.  This decrease was partially offset by a $4,559,000 divestiture indemnification payment and an increase of $14,334,000 in professional fees related to costs incurred in connection with the proposed Business Combination.

GSM Fiscal Year Ended June 30, 2014 vs. 2013

Consolidated Operations:

	Years Ended
	June 30,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$752,817	757,550	(4,733)	(0.6%)
Cost of goods sold	635,735	657,911	(22,176)	(3.4%)
Selling, general and administrative expenses	92,103	64,663	27,440	42.4%
Contract acquisition cost	16,000	—	16,000	NA
Curtailment gain	(5,831)	—	(5,831)	NA
Business interruption insurance recovery	—	(4,594)	4,594	(100.0%)
Goodwill impairment	—	13,130	(13,130)	(100.0%)
Impairment of long-lived assets	—	35,387	(35,387)	(100.0%)
Operating income (loss)	14,810	(8,947)	23,757	(265.5%)
Bargain purchase gain	29,538	—	29,538	NA
Gain on remeasurement of equity investment	—	1,655	(1,655)	(100.0%)
Interest expense, net	(7,955)	(6,067)	(1,888)	31.1%
Other loss	(2,782)	(3,716)	934	(25.1%)
Income (loss) before provision for income taxes	33,611	(17,075)	50,686	(296.8%)
Provision for income taxes	7,705	2,734	4,971	181.8%
Net income (loss)	25,906	(19,809)	45,715	(230.8%)
Income attributable to noncontrolling interest, net of tax	(4,203)	(1,219)	(2,984)	244.8%
Net income (loss) attributable to Globe Specialty Metals, Inc.	$21,703	(21,028)	42,731	(203.2%)

Net Sales:

	Year Ended June 30, 2014			Year Ended June 30, 2013
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$377,954	136,664	$2,766	$422,564	150,369	$2,810
Silicon-based alloys	282,998	141,327	2,002	248,276	115,766	2,145
Silicon metal and silicon-based alloys	660,952	277,991	2,378	670,840	266,135	2,521
Silica fume and other	91,865			86,710
Total net sales	$752,817			$757,550

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

Provision for Income Taxes:

Provision for income taxes as a percentage of pre-tax income was approximately 22.9% or $7,705,000 in fiscal year 2014 and provision for income taxes as a percentage of pre-tax loss was approximately (16.0%) or $2,734,000 in fiscal year 2013. The tax rate increased compared to the prior year, due to increase in valuation allowance of $5,214,000 attributable to change in tax law that impacted the utilization of certain state tax credits offset by the nontaxable bargain purchase gain of $29,538,000 in connection with the acquisition of Siltech. In the prior year, the tax rate was impacted by certain nondeductible impairment charges recognized offset by a net reduction in valuation allowance associated with state tax credits due to an updated assessment regarding the likelihood of realization.

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

Solsil

	Years Ended
	June 30,		Increase	Percentage
	2014	2013	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Cost of goods sold	41	2,542	(2,501)	(98.4%)
Selling, general and administrative expenses	1	153	(152)	(99.3%)
Impairment of long-lived assets	—	18,452	(18,452)	(100.0%)
Operating loss	$(42)	(21,147)	21,105	(99.8%)

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

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balance, cash flows from operations, and unused commitments under our existing credit facilities. At June 30, 2015, our cash and cash equivalents balance was approximately $115,944,000, and we had $198,978,000 available for borrowing under our existing financing arrangements. We generated cash flows from operations totaling $109,249,000 during the year ended June 30, 2015.

As of June 30, 2015, the amount of cash and cash equivalents, included in the Company’s consolidated cash that was held by foreign subsidiaries was approximately $11,155,000. If these funds are needed for operations in the U.S., the Company will be required to accrue and pay taxes in the U.S. to repatriate these funds. However, the Company’s intent is to permanently reinvest these funds outside the U.S. and the Company’s current plans do not indicate a need to repatriate them to fund operations in the U.S. We have provided for tax on earnings of $2,174,000 in Argentina that we do not consider permanently reinvested.

In the second quarter of fiscal 2015, the Company entered into an arrangement to have the option to sell selected accounts receivables up to a cap of $35,000,000 on a non-recourse basis to an unrelated financial institution under a receivables purchase arrangement in the U.S. An amendment to the agreement was entered into in the fourth quarter which raised the cap to $55,000,000. During fiscal 2015, the Company sold $175,592,000 of receivables under the arrangement and as of June 30, 2015, $46,567,000 of receivables was outstanding with the financial institution.

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

On August 20, 2013, we refinanced our existing credit facility. The previous facility that was due to expire May 31, 2017, has been replaced with the new facility that extends the expiration to August 20, 2018, improves pricing and increases the flexibility we have to pursue our strategic objectives all while maintaining the capacity of the revolving credit facility at $300,000,000, plus an accordion feature of an additional $150,000,000. See note 10 (debt) to our June 30, 2015 consolidated financial statements for additional information.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:
	Year Ended June 30,
	2015	2014	2013
		(Dollars in thousands)
Cash and cash equivalents at beginning of period	$97,792	169,676	178,010
Cash flows provided by operating activities	109,249	62,556	72,740
Cash flows used in investing activities	(42,243)	(64,271)	(49,029)
Cash flows used in financing activities	(49,753)	(68,608)	(30,994)
Effect of exchange rate changes on cash	899	(1,561)	(1,051)
Cash and cash equivalents at end of period	$115,944	97,792	169,676

Fiscal Year Ended June 30, 2015 vs. 2014

Operating Activities:

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions.

During fiscal year 2015, net cash provided by operating activities was $109,249,000, compared to $62,556,000 in the prior year. The increase in net cash provided by operating activities is primarily due to significant increase in operating results for fiscal year 2015 as compared to the prior year, which was partially offset by a decrease in working capital.  In fiscal year 2015, inventory increased due to the start-up of the Siltech facility, increased production at Yonvey, and mine production at Alden.

Investing Activities:

During fiscal year 2015, net cash used in investing activities was $42,243,000, compared to $64,271,000 in the prior year.  The decrease is primarily due to $13,396,000 used for the purchase of marketable securities in fiscal 2014, while fiscal 2015 included $7,776,000 in proceeds from the sale of marketable securities. In addition, the acquisition of Siltech in fiscal 2014 resulted in the use of approximately $3,800,000 in net cash. These decreases in cash used for investing activities were partially offset by capital expenditures. In fiscal year 2015, capital expenditures increased by approximately $2,944,000 primarily due to the start-up of the Siltech facility.

We expect the capital spending for fiscal year 2016 to be approximately $36,000,000, which we plan to fund primarily with cash from operations.

Financing Activities:

During fiscal year 2015, net cash used in financing activities was approximately $49,753,000, compared to $68,608,000 in the prior year. The decrease in net cash used in financing activities is primarily due to the decrease of $28,720,000 of stock repurchases made in the prior year which was partially offset by a $9,826,000 increase in net debt payments in fiscal 2015 when compared to the prior year.

Exchange Rate Change on Cash:

The effect of exchange rate changes on cash was related to fluctuations in renminbi, Canadian dollars and rand, the functional currency of our Chinese, Canadian and South African subsidiaries.

Fiscal Year Ended June 30, 2014 vs. 2013

Operating Activities:

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions.

During fiscal year 2014, net cash provided by operating activities was $62,556,000, compared to $72,740,000 in the prior year. The decrease in net cash provided by operating activities is primarily attributable to payments made to acquire supply agreements and the cash settlement of stock appreciation rights exercised during the year, offset by favorable working capital comparisons to the prior year.

Investing Activities:

During fiscal year 2014, net cash used in investing activities was $64,271,000, compared to $49,029,000 in the prior year. During the year, $13,396,000 of cash was used to purchase marketable securities. In addition, $3,800,000 of cash was used, net of cash acquired, in the acquisition of Siltech.

Financing Activities:

During fiscal year 2014, net cash used in financing activities was approximately $68,608,000, compared to $30,994,000 in the prior year. The increase in net cash used in financing activities was mainly attributable to the utilization of $28,962,000 to purchase shares of our own common stock and the net repayment of $14,250,000 under our revolving credit agreements. These increases in cash used in financing activities were offset by a decrease in Dividend payments of $6,751,000 as a result of an additional dividend payment made during fiscal year 2013.

Exchange Rate Change on Cash:

The effect of exchange rate changes on cash was related to fluctuations in renminbi, Canadian dollars and rand, the functional currency of our Chinese, Canadian and South African subsidiaries.

Commitments and Contractual Obligations

The following tables summarize our contractual obligations at June 30, 2015 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

Contractual Obligations			2017-	2019-	2021 and
(as of June 30, 2015)	Total	2016	2018	2020	beyond
	(Dollars in thousands)
Long-term debt obligations	$101,048	953	95	100,000	—
Power commitments (1)	17,794	17,794	—	—	—
Purchase obligations (2)	42,646	31,486	11,160	—	—
Operating lease obligations	8,472	2,247	2,048	1,052	3,125
Capital lease obligations	7,193	2,627	2,797	932	837

(1) Represents minimum charges that are enforceable and legally binding, and do not represent total anticipated purchases. Minimum charges requirements expire after providing one year notice of contract cancellation.

(2) The Company has outstanding purchase obligations with suppliers for raw materials in the normal course of business. These purchase obligation amounts represent on those items which are based on agreements that are enforceable and legally binding, and do not represent total anticipated purchases.

The table above also excludes certain other obligations reflected in our consolidated balance sheet, including estimated funding for pension obligations, for which the timing of payments may vary based on changes in the fair value of pension plan assets and actuarial assumptions. We expect to contribute approximately $1,237,000 to our pension plans for the year ended June 30, 2016.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements or relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Litigation and Contingencies

The Company is subject to various lawsuits, investigations, claims, and proceedings that arise in the normal course of business, including, but not limited to, labor and employment, commercial, environmental, safety, and health matters, as well as claims and indemnities associated with its historical acquisitions and divestitures. Although it is not presently possible to determine the outcome of these matters, in the opinion of management, it is not reasonably possible that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. During the fiscal year ended June 30, 2015, the Company recorded an expense of $4,559,000 with respect to an indemnification obligation from a prior divestiture, of which $1,659,000 is unpaid and is included in Other long-term liabilities at June 30, 2015.

 Litigation Related to the Proposed Business Combination

On March 23, 2015, a putative class action lawsuit was filed on behalf of the Company’s shareholders (“Company Shareholders”) in the Court of Chancery of the State of Delaware.  The action, captioned Fraser v. Globe Specialty Metals, Inc., et al., C.A. No. 10823-VCG, named as defendants the Company, the members of its board of directors, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco.  The complaint alleged, among other things, that the Company directors breached their fiduciary duties by failing to obtain the best price possible for Company Shareholders, that the proposed merger consideration to be received by Company Shareholders is inadequate and significantly undervalued the Company, that the Company directors failed to adequately protect against conflicts of interest in approving the transaction, and that the Business Combination Agreement unfairly deters competitive offers.  The complaint also alleged that the Company, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco aided and abetted these alleged breaches.  The action sought to enjoin or rescind the Business Combination, damages, and attorneys’ fees and costs.

On April 1, 2015, a purported Company Shareholder filed a putative class action lawsuit on behalf of Company Shareholders challenging the Business Combination in the Court of Chancery of the State of Delaware.  The action, captioned City of Providence v. Globe Specialty Metals, Inc., et al., C.A. No. 10865-VCG, named as defendants the Company, the members of its board of directors, its Chief Executive Officer, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco.  The complaint alleged, among other things, that the Company’s board of directors and Chief Executive Officer, aided and abetted by Grupo VM, FerroAtlántica, Merger Sub and VeloNewco, breached their fiduciary duties by entering into the Business Combination for inadequate consideration and that certain provisions in the Business Combination Agreement unfairly deterred a potential alternative transaction.  The complaint further alleged, among other things, that the Company’s Executive Chairman and Chief Executive Officer, aided and abetted by Grupo VM, FerroAtlántica, Merger Sub and VeloNewco, breached their fiduciary duties by negotiating the Business Combination Agreement, and, in the case of the Executive Chairman, by entering into a voting agreement in favor of the Business Combination Agreement, out of self-interest.  The action sought to enjoin the Business Combination, to order the board of directors to obtain an alternate transaction, damages, and attorneys’ fees and costs.

On April 10, 2015, a purported Company Shareholder filed a putative class action lawsuit on behalf of Company Shareholders challenging the Business Combination in the Court of Chancery of the State of Delaware.  The action, captioned Int’l Union of Operating Engineers Local 478 Pension Fund v. Globe Specialty Metals, Inc., et al., C.A. No. 10899-VCG, named as defendants the Company, the members of its board of directors, its Chief Executive Officer, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco.  The complaint made identical allegations and sought the same relief sought in City of Providence v. Globe Specialty Metals, Inc., et al., C.A. No. 10865-VCG.

        On April 21, 2015, a purported Company Shareholder filed a putative class action lawsuit on behalf of Company Shareholders challenging the Business Combination in the Court of Chancery of the State of Delaware.  The action, captioned Cirillo v. Globe Specialty Metals, Inc., et al., C.A. No. 10929-VCG, named as defendants the Company, its board of directors, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco.  The complaint alleged, among other things, that the Company’s directors, aided and abetted by the Company, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco, breached their fiduciary duties in agreeing to the Business Combination for inadequate consideration and that certain provisions in the Business Combination Agreement unfairly deterred a potential alternative transaction.  The action sought to enjoin or rescind the Business Combination, disclosure of information, damages, and attorneys’ fees and costs.

On May 4, 2015, the Court of Chancery of the State of Delaware consolidated these four actions for all purposes into C.A. No. 10865-VCG, now captioned In re Globe Specialty Metals, Inc. Stockholders Litigation, Consolidated C.A. No. 10865-VCG. The Court further designated the complaint filed in C.A. No. 10865-VCG as the operative complaint in the consolidated action. Plaintiffs filed a motion for a preliminary injunction seeking to enjoin the Company from convening a special meeting of Company Shareholders to vote on the proposal to adopt the Business Combination Agreement or consummating the Business Combination. In addition, Plaintiffs filed a motion for expedited proceedings, and supporting brief, in which they requested that the Court schedule a trial in this action before the Company Shareholders vote on the Business Combination. Defendants, including Globe, filed an opposition brief in which they objected to Plaintiffs’ motion for expedited proceedings to the extent it seeks expansive discovery and an expedited trial on the merits in lieu of a preliminary injunction hearing. Subsequently, the parties reached agreement on the scope of expedited discovery. The Court scheduled a hearing on Plaintiffs’ motion for a preliminary injunction for August 26, 2015.

On June 15, 2015, Plaintiffs filed an amended consolidated class action complaint, realleging, among other things, that the Company’s board of directors and Chief Executive Officer, aided and abetted by Grupo VM, FerroAtlántica, Merger Sub and VeloNewco, breached their fiduciary duties by entering into the Business Combination for inadequate consideration and that certain provisions in the Business Combination Agreement unfairly deterred a potential alternative transaction. The amended complaint further alleges that, among other things, the Company’s preliminary proxy statement/prospectus filed with the SEC on May 6, 2015, is materially misleading and incomplete, and that the Company’s board of directors and Chief Executive Officer breached their fiduciary duties by failing to disclose purportedly material information to Company Shareholders in connection with the Business Combination. The amended complaint seeks, among other relief, an order enjoining the Defendants from consummating the proposed Business Combination; a declaration that the disclosures contained in the preliminary proxy statement/prospectus are deficient; damages; and attorneys’ fees and costs.

On August 10, 2015, Plaintiffs filed their opening brief in support of their motion for preliminary injunction.

The amended complaint does not specify the amount of damages sought by Plaintiffs in the consolidated action and it is not presently possible to determine the outcome of these matters.  Accordingly, the possible loss, if any, related to these matters is uncertain and cannot be reasonably estimated at this time.

Environmental Contingencies

At June 30, 2015, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

Asset Retirement Obligations

As of June 30, 2015 and 2014, the Company has recorded asset retirement obligation accruals for mine reclamation and preparation plant closure costs totaling $14,764,000 and $9,134,000, respectively. There were no assets that were legally restricted for purposes of settling asset retirement obligations at June 30, 2015 or 2014.

Accounting Pronouncements to be Implemented

In May 2014, the Financial Accounting Standards Board issued a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt this new guidance and management is currently evaluating which transition approach to use. In July 2015, the FASB deferred the required implementation date one year to the first quarter of calendar 2018 but also agreed to allow companies to adopt the standard at the original effective date of 2017. Accordingly, we will adopt this new guidance beginning in fiscal 2019. We are currently evaluating the impact of this guidance on our consolidated results of operations, financial position and cash flows.

In April 2015, the FASB issued an accounting standards update relating to the presentation of debt issuance costs. The accounting update requires companies to present debt issuance costs related to a recognized debt liability presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective beginning fiscal 2017.  In June 2015, the SEC clarified that revolver arrangement costs are not in the scope of the new guidance. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In July 2015, the FASB issued an accounting standards update relating to the measurement of inventory. The accounting update  changes the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory measured using first-in, first-out (FIFO) or average cost. The guidance is effective beginning fiscal 2018. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

In October 2010, we entered into a power hedge agreement on a 87,600 MWh notional amount of electricity. The agreement was effective July 1, 2012 and the notional amount decreased equally per month with a fixed power rate at $39.95 per MWh over the life of the contract. This contract expired on June 30, 2013. At June 30, 2015, we have no outstanding power hedge agreements.

To the extent that we have not mitigated our exposure to rising raw material and energy prices, we may not be able to increase our prices to our customers to offset such potential raw material or energy price increases, which could have a material adverse effect on our results of operations and operating cash flows.

Interest Rates:

We are exposed to market risk from changes in interest rates on certain of our short-term and long-term debt obligations. The Company had outstanding revolving multi-currency credit facility of $100,000,000 at June 30, 2015, with weighted average interest rate of 1.66%. The Company previously entered into interest rate cap arrangement and swap agreements to mitigate the risk of interest rate fluctuations on its recently terminated senior credit facility and long-term debt. The Company settled these agreements in connection with the termination of the senior credit facility and long-term debt. The Company would consider entering into hedge agreements to mitigate the interest rate risk, if conditions warrant. At June 30, 2015, we have no outstanding interest rate derivatives.

If market interest rates were to increase or decrease by 10% for the full 2015 fiscal year as compared to the rates in effect at June 30, 2015, we estimate that the change would not have a material impact to our cash flows or results of operations.

We are also subject to interest rate risk with respect to our pension and postretirement benefit obligations, as changes in interest rates will effectively increase or decrease our liabilities associated with these benefit plans, which also results in changes to the amount of pension and postretirement benefit expense recognized each period.

Foreign Currency Risk:

We are exposed to market risk arising from changes in currency exchange rates as a result of operations outside the United States, principally in Argentina, Canada, China and South Africa. A portion of our net sales generated from our non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of our operating costs for our non-U.S. operations are denominated in local currencies, principally the Argentine peso, the Chinese renminbi, and the South African rand. Consequently, the translated U.S. dollar value of our non-U.S. dollar sales, and related accounts receivable balances, and our operating costs are subject to currency exchange rate fluctuations. Derivative instruments are not used extensively to manage this risk. At June 30, 2015, we have no outstanding foreign exchange forward and option contracts.

A hypothetical uniform 10% increase or decrease in the value of the dollar relative to all the currencies in which our transactions are denominated would not have a material impact to our cash flows or results of operations.

Item 8.	Financial Statements and Supplementary Data

The financial statements appearing on pages 36 to 60 are incorporated herein by reference.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken its assessment of the effectiveness of our internal control over financial reporting as of June 30, 2015, based on the criteria established in “Internal Control-Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2015.

Report of Independent Registered Public Accounting Firm

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued its report on the effectiveness of our internal control over financial reporting, a copy of which appears on page 61 of this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Item 9B.                         Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this report in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2015 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 10.   Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

Set forth below is certain information about our executive officers:

Name	Age	Position

Alan Kestenbaum	53	Executive Chairman and Director
Jeff Bradley	55	Chief Executive Officer and Chief Operating Officer
Joseph Ragan	54	Chief Financial Officer
Stephen Lebowitz	50	Chief Legal Officer

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

Jeff Bradley has served as our Chief Executive Officer since May 2008 and our Chief Operating Officer since August 2010. From June 2005 until February 2008, Mr. Bradley served as Chairman, Chief Executive Officer and Director of Claymont Steel Holdings, Inc., a company specializing in the manufacture and sale of custom-order steel plate in the United States and Canada. Mr. Bradley was not employed after his February 2008 departure from Claymont Steel until he joined us in May 2008. Prior to joining Claymont Steel, from September 2004 to June 2005, Mr. Bradley served as Vice President of strategic planning for Dietrich Industries, a construction products subsidiary of Worthington Industries. From September 2000 to August 2004, Mr. Bradley served as a vice president and general manager for Worthington Steel, a diversified metal processing company. Mr. Bradley holds a B.S. in Business Administration from Loyola College in Baltimore, Maryland. In July 2015, Mr. Bradley advised the Company that he desired to step down from his position as Chief Executive Officer and Chief Operating Officer effective August 31, 2015, to pursue other interests. At the time of Mr. Bradley’s departure, Mr. Kestenbaum will assume the additional role of CEO through the transaction close of the Business Combination.

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

Item 14.   Principal Accountant Fees and Services

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(2)	Financial Statement Schedules

Not applicable.

(3)	Exhibits

The following exhibits are filed with this Annual Report or incorporated by reference:

Exhibit
Number	Description of Document
2.1	Membership Interest Purchase Agreement dated May 27, 2011 by and among NGPC Asset Holdings II, LP,NGP Capital Resources Company and Globe BG, LLC relating to Alden Resources Inc. (7)
2.2	Membership Interest Purchase Agreement dated May 27, 2011 by and among NGPC Asset Holdings II, LP,NGP Capital Resources Company and Globe BG, LLC relating to Gatliff Services, Inc. (7)
2.3	Purchase Agreement dated May 27, 2011 by and among NGP Capital Resources Company, Globe BG, LLC and Globe Specialty Metals, Inc. regarding The Overriding Royalty Interests (7)
2.4	Agreement of Purchase and Sale dated as of April 25, 2012 by and among Becancour Silicon Inc., Timminco Ltd., QSI Partners Ltd., and Globe Specialty Metals, Inc. (6)
2.5	Amended and Restated Business Combination Agreement, dated as of May 5, 2015, by and between the Company, Grupo VM, FerroAtlántica, VeloNewco and Merger Sub (14)

Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (1)
3.3	Amended and Restated Bylaws (2)
3.4	First Amendment to the Amended and Restated Bylaws (15)

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

Material Contracts

10.1
Output and Supply Agreement, dated as of October 1, 2010, by and among Quebec Silicon Limited Partnership, Becancour Silicon Inc. (succeeded in interest by QSIP Canada ULC) and Dow Corning Corporation. (6)

10.2
Shareholders Agree ment between all the Shareholders of Quebec Silicon General Partner Inc., dated as of October 1, 2010, by and among Becancour Silicon Inc. (succeeded in interest by QSIP Canada ULC), Dow Corning Netherlands, B.V., and Quebec Silicon General Partner Inc. (6)

10.3
Amended and Restated Limited Partnership Agreement dated as of October 1, 2010, by and among Becancour Silicon Inc. (succeeded in interest by QSIP Canada ULC), Dow Corning Canada, Inc., and Quebec Silicon General Partner Inc. (6)

10.4	Voting Agreement, dated as of February 23, 2015, by and between Alan Kestenbaum and Group VM (16)

Management Contracts and Compensatory Plans

10.5	2006 Employee, Director and Consultant Stock Option Plan (1)
10.6	Amendments to 2006 Employee, Director and Consultant Stock Option Plan (8)
10.7	2010 Annual Executive Bonus Plan (9)
10.8	Chief Financial Officer and Chief Legal Officer Annual Bonus Plan (10)
10.9	Framework for the 2011 Annual Executive Long Term Incentive Plan (11)
10.10	2012 Long-Term Incentive Plan (17)
10.11	Employment Agreement, dated January 27, 2011, between GSM and Alan Kestenbaum (11)
10.12	Amendment, dated February 22, 2015, to Employment Agreement, dated January 27, 2011, between GSM and Alan Kestenbaum (18)
10.13	Employment Agreement, dated July 5, 2011, between GSM and Jeff Bradley (12)
10.14	Employment Agreement, dated November 30, 2011, between GSM and Malcolm Appelbaum (4)
10.15	Amended and Restated Director Compensation Plan†
10.16	Executive Deferred Compensation Plan (4)
10.17	Director Deferred Compensation Plan (4)
10.18	2012 Long-Term Incentive Plan (19)
10.19	Employment Agreement, dated May 8, 2013, between GSM and Joseph Ragan (13)
10.20	Separation Agreement, dated March 20, 2013, between GSM and Malcolm Appelbaum (13)
10.21	Employment Agreement, dated July 8, 2013, between GSM and Stephen Lebowitz (13)
10.22	Amendment to Employment Agreement dated August 21, 2013 between GSM and Stephen Lebowitz (5)

21.1	Subsidiaries †

23.1	Consent of Deloitte & Touche LLP †
23.2	Consent of KPMG LLP †

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
32.1	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

95	Mine Safety Disclosure †

101
The following materials from our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to these consolidated financial statements.

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

3	Incorporated by reference to exhibit to the Company’s Form 8-K filed on August 21, 2013.
4	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on February 8, 2012.
5	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on November 6, 2013.
6	Incorporated by reference to exhibit to the Company’s Form 10-K filed on August 28, 2012.
7	Incorporated by reference to exhibit to the Company’s Form 8-K filed on June 3, 2011.
8	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on February 11, 2011.
9	Incorporated by reference to exhibit to the Company’s Form 10-K filed on September 28, 2010.
10	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on November 12, 2010.
11	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on May 12, 2011.
12	Incorporated by reference to exhibit to the Company’s Form 10-K filed on August 26, 2011.
13	Incorporated by reference to exhibit to the Company’s Form 10-K filed on August 28, 2013
14	Incorporated by reference to exhibit to the Company’s Form 8-K Filed on May 6, 2015.
15	Incorporated by reference to exhibit to the Company’s Form 8-K Filed on February 23, 2015.
16	Incorporated by reference to exhibit to the Company’s Form 8-K Filed on February 23, 2015.
17	Incorporated by reference to Exhibit B to the Company’s Proxy Statement Filed on October 28, 2011.
18	Incorporated by reference to exhibit to the Company’s Form 8-K Filed on February 23, 2015.
19	Incorporated by reference to exhibit to the Company’s Proxy Statement Filed on October 28, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Globe Specialty Metals, Inc. (Registrant)

By:	/s/ Joseph Ragan
Joseph Ragan Chief Financial Officer

August 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Kestenbaum	Executive Chairman and Director	August 26, 2015
Alan Kestenbaum

/s/ Jeff Bradley	Chief Executive Officer, Chief Operating Officer and Principal Executive Officer	August 26, 2015
Jeff Bradley

/s/ Joseph Ragan	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer	August 26, 2015
Joseph Ragan

/s/ Stuart E. Eizenstat	Director	August 26, 2015
Stuart E. Eizenstat

/s/ Franklin Lavin	Director	August 26, 2015
Franklin Lavin

/s/ Donald Barger	Director	August 26, 2015
Donald Barger

/s/ Bruce Crockett	Director	August 26, 2015
Bruce Crockett

/s/ Alan Schriber	Director	August 26, 2015
Alan Schriber

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

GLOBE SPECIALTY METALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Globe Specialty Metals, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of Globe Specialty Metals, Inc. and subsidiaries (the "Company") as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2015. We also have audited the Company's internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globe Specialty Metals, Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for  each of the years in the two-year period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015 based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida
August 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Globe Specialty Metals, Inc.:

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows of Globe Specialty Metals, Inc. and subsidiaries (the Company) for the year ended June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Globe Specialty Metals, Inc. and subsidiaries for the year ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

August 28, 2013

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
June 30, 2015 and 2014
(In thousands, except share and per share amounts)
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$115,944	97,792
Marketable securities	4,965	10,399
Accounts receivable, net of allowance for doubtful accounts of $778
and $811 at June 30, 2015 and 2014, respectively	54,815	100,829
Inventories	119,732	80,924
Deferred tax assets	6,385	7,042
Prepaid expenses and other current assets	20,501	26,259
Total current assets	322,342	323,245
Property, plant, and equipment, net of accumulated depreciation, depletion and amortization	454,769	469,169
Deferred tax assets	790	901
Goodwill	43,343	43,343
Other intangible assets	477	477
Investments in unconsolidated affiliates	5,973	5,973
Other assets	1,667	2,018
Total assets	$829,361	845,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,807	46,613
Short-term debt	953	59
Share-based liabilities	4,851	12,552
Accrued expenses and other current liabilities	43,687	38,758
Total current liabilities	113,298	97,982
Long-term liabilities:
Revolving credit agreements and other long-term debt	100,095	125,145
Deferred tax liabilities	50,861	50,845
Other long-term liabilities	52,605	50,626
Total liabilities	316,859	324,598
Commitments and contingencies (note 16)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares; issued, 75,637,059
and 75,623,454 shares at June 30, 2015 and 2014, respectively	8	8
Additional paid-in capital	403,413	398,685
Retained earnings	79,332	70,875
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(21,766)	(1,832)
Pension liability adjustment, net of tax	(5,399)	(3,689)
Unrealized (loss) gain on available for sale securities, net of tax	(711)	144
Total accumulated other comprehensive loss	(27,876)	(5,377)
Treasury stock at cost, 1,887,069 and 1,874,003 shares at June 30, 2015 and 2014 , respectively	(29,208)	(28,966)
Total Globe Specialty Metals, Inc. stockholders’ equity	425,669	435,225
Noncontrolling interest	86,833	85,303
Total stockholders’ equity	512,502	520,528
Total liabilities and stockholders’ equity	$829,361	845,126

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended June 30, 2015, 2014, and 2013
(In thousands, except per share amounts)

	2015	2014	2013
Net sales	$800,773	752,817	757,550
Cost of goods sold	650,677	635,735	657,911
Selling, general, and administrative expenses	88,205	92,103	64,663
Contract acquisition cost	—	16,000	—
Curtailment gain	—	(5,831)	—
Business interruption insurance recovery	—	—	(4,594)
Goodwill impairment	—	—	13,130
Impairment of long-lived assets	—	—	35,387
Operating income (loss)	61,891	14,810	(8,947)
Other income (expense):
Gain on remeasurement of equity investment	—	—	1,655
Bargain purchase gain	—	29,538	—
Interest income	267	67	820
Interest expense, net of capitalized interest	(4,343)	(8,022)	(6,887)
Foreign exchange loss	(2,669)	(3,121)	(4,360)
Other income	1,132	339	644
Income (loss) before provision for income taxes	56,278	33,611	(17,075)
Provision for income taxes	21,651	7,705	2,734
Net income (loss)	34,627	25,906	(19,809)
Income attributable to noncontrolling interest, net of tax	(3,307)	(4,203)	(1,219)
Net income (loss) attributable to Globe Specialty Metals, Inc.	$31,320	21,703	(21,028)
Weighted average shares outstanding:
Basic	73,751	74,674	75,207
Diluted	73,892	74,793	75,207
Earnings (loss) per common share:
Basic	$0.42	0.29	(0.28)
Diluted	0.42	0.29	(0.28)
Cash dividends declared per common share	0.31	0.29	0.38

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
Years ended June 30, 2015, 2014, and 2013
(In thousands)

	2015	2014	2013
Net income (loss)	$34,627	25,906	(19,809)
Other comprehensive (loss) income
Foreign currency translation adjustment	(21,474)	(2,232)	(1,642)
Pension liability adjustment, net of tax (benefit) expense
of ($735), $635, and $2,053, respectively	(1,947)	1,597	2,954
Unrealized (loss) gain on available for sale securitites, net of tax
(benefit) expense of ($300), $49, and $13, respectively	(855)	144	38
Total other comprehensive (loss) income	(24,276)	(491)	1,350
Comprehensive income (loss)	10,351	25,415	(18,459)
Comprehensive income attributable to noncontrolling interest	1,530	4,171	647
Comprehensive income (loss) attributable to Globe Specialty Metals, Inc.	$8,821	21,244	(19,106)

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
Years ended June 30, 2015, 2014, and 2013
(In thousands)

	Globe Specialty Metals, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other	Treasury		Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	at Cost	Interest	Equity
Balance at June 30, 2012	75,332	$8	405,675	119,863	(6,840)	(4)	85,097	603,799
Share-based compensation	2	—	(5,525)	—	—	—	—	(5,525)
Stock option exercises	255	—	1,023	—	—	—	—	1,023
Yonvey shares purchased	—	—	(1,939)	—	—	—	(1,510)	(3,449)
Quebec Silicon purchase price allocation adjustments	—	—	—	—	—	—	(3,102)	(3,102)
Cash dividend	—	—	—	(28,207)	—	—	—	(28,207)
Comprehensive (loss) income	—	—	—	(21,028)	1,922	—	647	(18,459)
Balance at June 30, 2013	75,589	8	399,234	70,628	(4,918)	(4)	81,132	546,080
Share-based compensation	4	—	(729)	—	—	—	—	(729)
Stock option exercises	30	—	180	—	—	—	—	180
Share repurchase	—	—	—	—	—	(28,962)	—	(28,962)
Cash dividend	—	—	—	(21,456)	—	—	—	(21,456)
Comprehensive income (loss)	—	—	—	21,703	(459)	—	4,171	25,415
Balance at June 30, 2014	75,623	8	398,685	70,875	(5,377)	(28,966)	85,303	520,528
Share-based compensation	7	—	4,648	—	—	—	—	4,648
Stock option exercises	7	—	80	—	—	—	—	80
Share repurchase	—	—	—	—	—	(242)	—	(242)
Cash dividend	—	—	—	(22,863)	—	—	—	(22,863)
Comprehensive income (loss)	—	—	—	31,320	(22,499)	—	1,530	10,351
Balance at June 30, 2015	75,637	$8	403,413	79,332	(27,876)	(29,208)	86,833	512,502

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended June 30, 2015, 2014, and 2013
(In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$34,627	25,906	(19,809)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,029	43,822	45,108
Depletion	752	1,151	1,513
Share-based compensation	4,648	(729)	(5,525)
Curtailment gain	—	(5,831)	—
Bargain purchase gain	—	(29,538)	—
Gain on remeasurement of equity investment	—	—	(1,655)
Goodwill impairment	—	—	13,130
Impairment of long-lived assets	—	—	35,387
Amortization of deferred financing fees	191	3,668	812
Unrealized foreign exchange loss	183	373	1,635
Deferred taxes	4,117	3,731	(3,541)
Amortization of customer contract liabilities	(3,727)	(7,183)	(6,626)
Accretion	225	255	267
Changes in operating assets and liabilities:
Accounts receivable, net	43,309	(16,673)	3,513
Inventories	(45,000)	21,973	16,588
Prepaid expenses and other current assets	1,798	4,074	(4,533)
Accounts payable	15,116	7,251	(14,161)
Accrued expenses and other current liabilities	(486)	6,080	10,565
Other	2,467	4,226	72
Net cash provided by operating activities	109,249	62,556	72,740
Cash flows from investing activities:
Capital expenditures	(50,019)	(47,075)	(44,509)
Acquisition of businesses, net of cash acquired of $0, $200, and $3,656 during the
years ended June 30, 2015, 2014, and 2013, respectively	—	(3,800)	(4,520)
Proceeds from sale (purchase) of marketable securities	7,776	(13,396)	—
Net cash used in investing activities	(42,243)	(64,271)	(49,029)
Cash flows from financing activities:
Borrowings of long-term debt	894	145	—
Payments of short-term debt	(50)	(225)	(39)
Borrowings under revolving credit agreements	—	156,400	20,391
Payments under revolving credit agreements	(25,000)	(170,650)	(21,616)
Debt issuance costs	—	(1,080)	—
Dividend payments	(22,863)	(21,456)	(28,207)
Proceeds from stock option exercises	80	180	1,023
Purchase of treasury shares	(242)	(28,962)	—
Other financing activities	(2,572)	(2,960)	(2,546)
Net cash used in financing activities	(49,753)	(68,608)	(30,994)
Effect of exchange rate changes on cash and cash equivalents	899	(1,561)	(1,051)
Net increase (decrease) in cash and cash equivalents	18,152	(71,884)	(8,334)
Cash and cash equivalents at beginning of year	97,792	169,676	178,010
Cash and cash equivalents at end of year	$115,944	97,792	169,676

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$1,855	3,938	5,492
Cash paid (refunded) for income taxes, net of refunds totaling $554, $8,708, and $626 during the
years ended June 30, 2015, 2014, and 2013, respectively	11,513	(6,212)	13,303

See accompanying notes to consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
 June 30, 2015, 2014, and 2013
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

On November 20, 2006, the Company acquired Stein Ferroaleaciones S.A. (SFA), an Argentine manufacturer of silicon-based alloys, and SFA’s affiliate, UltraCore Polska Sp.z.o.o. (UCP), a Polish manufacturer of cored wire alloys. SFA was renamed Globe Metales S.A. (Globe Metales). Globe Metales is headquartered in Buenos Aires, Argentina and operates a silicon-based alloy manufacturing plant in Mendoza province, Argentina and a cored wire packing plant in Police, Poland. Globe Metales’ products are important ingredients in the manufacturing of steel, ductile iron, machine and auto parts, and pipe.

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

See note 3 (Business Combinations) for additional information regarding business combinations.

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

Completion of the Business Combination is subject to Globe shareholder approval, regulatory approvals and customary closing conditions. The special meeting of Globe shareholders to consider adoption of the business combination agreement is scheduled for Thursday, September 10, 2015.

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

f. Receivables Sale Arrangement

The Company has the option to sell certain accounts receivables up to a cap of $35,000 on a non-recourse basis to an unrelated financial institution under a receivables purchase arrangement in the U.S. An amendment to the agreement was entered into in the fourth quarter which raised the cap to $55,000. The Company accounts for this transaction as a sale of receivables, removes receivables sold from its financial statements, and records cash proceeds when received by the Company as cash provided by operating activities in the Consolidated Statement of Cash Flows. The receivables are sold at a discount rate of 30 day LIBOR plus 1.25% per annum discounted upfront on the date of purchase. The Company entered into the arrangement in the second quarter of fiscal 2015. The arrangement has a term of twelve months and will be renewed for an additional twelve month period in the absence of written termination notice provided by the Company no later than sixty days prior to the termination date of the arrangement. During fiscal 2015, the Company sold $175,592 of receivables under the arrangement and as of June 30, 2015, $46,567 of receivables was outstanding with the financial institution.

g. Marketable Securities

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

h.  Inventories

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

i.  Property, Plant, and Equipment

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

j.  Business Combinations

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

k.  Goodwill and Other Intangible Assets

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

l.  Impairment of Long-Lived Assets

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

m.  Mineral Reserves

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

n.  Exploration Costs

Costs incurred to maintain current production capacity at a mine and exploration expenditures are charged to operating costs as incurred, including costs related to drilling and study costs incurred.

o.  Share-Based Compensation

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

p.  Income Taxes

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

q.  Financial Instruments

The Company accounts for derivatives and hedging activities in accordance with ASC Topic 815, Derivatives and Hedging (ASC 815). ASC 815 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. On a historical basis, the Company has used interest rate caps and interest rate swaps to manage interest rate exposures on long-term debt, a power hedge to manage commodity price risk, and foreign exchange forward and option contracts to manage foreign currency exchange exposures as discussed in note 13 (Derivative Instruments). As of June 30, 2015, we had no outstanding derivative instruments.

r.  Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt this new guidance and management is currently evaluating which transition approach to use. In July 2015, the FASB deferred the required implementation date one year to the first quarter of calendar 2018 but also agreed to allow companies to adopt the standard at the original effective date of 2017. Accordingly, we will adopt this new guidance beginning in fiscal 2019. We are currently evaluating the impact of this guidance on our consolidated results of operations, financial position and cash flows.

In April 2015, the FASB issued an accounting standards update relating to the presentation of debt issuance costs. The accounting update requires companies to present debt issuance costs related to a recognized debt liability presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective beginning fiscal 2017.  In June 2015, the SEC clarified that revolver arrangement costs are not in the scope of the new guidance. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In July 2015, the FASB issued an accounting standards update relating to the measurement of inventory. The accounting update  changes the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory measured using first-in, first-out (FIFO) or average cost. The guidance is effective beginning fiscal 2018. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

Based on the final purchase price allocation, the fair value of the identifiable net assets acquired of $33,538 exceeded the purchase price of $4,000, resulting in a gain on bargain purchase of $29,538. The purchase price of $4,000 was allocated as follows:

Amounts Recognized as of Acquisition Date
Assets
Current assets	$2,399
Property, plant and equipment	46,267
Total assets acquired	$48,666

Liabilities
Accounts payable	$423
Accrued expenses	206
Deferred tax liabilities	13,346
Other long-term liabilities	1,153
Total liabilities assumed	$15,128
Net assets acquired	33,538
Consideration paid	4,000
Gain on bargain purchase	$29,538

ASC 805 requires that when the fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase of a business, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. The Company performed such reassessment and concluded that the values assigned for the Siltech acquisition are reasonable. The gain on bargain purchase was primarily attributable to the fact that Siltech was considered an ancillary business to the seller (Siltech being the seller’s only silicon-based alloys operation), coupled with the previous weaker silicon-based alloys pricing in the marketplace driven by end-user demand (which resulted in the idling of the facility by the seller in 2012).

The results of the acquired business are included within the Other operating segment. Pro forma results of operations and other disclosures for the Siltech acquisition have not been presented as they are not material in relation to the Company’s reported results.

 (4)      Inventories

Inventories comprise the following at June 30:

	2015	2014
Finished goods	$46,793	27,406
Work in process	5,120	5,120
Raw materials	53,105	33,843
Parts and supplies	14,714	14,555
Total	$119,732	80,924

At June 30, 2015, $107,992 in inventory is valued using the first-in, first-out method and $11,740 using the average cost method. At June 30, 2014, $73,894 in inventory is valued using the first-in, first-out method and $7,030 using the average cost method. During the year ended June 30, 2015, the Company recorded inventory write-downs totaling $1,109.  During the year ended June 30, 2014, the Company did not record any inventory write-downs.  During the year ended June 30, 2013, the Company recorded inventory write-downs totaling $1,922 due to expected lower net realizable values for certain Solsil inventories. These write-downs were recorded in cost of goods sold.

 (5)      Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets comprise the following at June 30:

	2015	2014
Value added and other non-income tax receivables	$5,965	3,376
Income tax receivables	2,522	6,786
Bond trade settlement receivable	—	4,163
Other	12,014	11,934
Total	$20,501	26,259

(6)	Property, Plant, and Equipment

Property, plant, and equipment, net is comprised of the following at June 30:
	2015	2014
Land, land improvements, and land use rights	$12,530	13,615
Buildings and improvements	97,167	89,222
Machinery and equipment	241,949	217,358
Furnaces	228,423	208,368
Mineral reserves	55,843	55,843
Mine development	10,291	9,317
Other	22,483	14,712
Construction in progress	12,887	53,753
Property, plant, and equipment, gross	681,573	662,188
Less accumulated depreciation, depletion and amortization	(226,804)	(193,019)
Property, plant, and equipment, net	$454,769	469,169

     Depreciation, depletion and amortization expense for the year ended June 30, 2015 was $51,781, of which $50,794 is recorded in cost of goods sold and $987 is recorded in selling, general, and administrative expenses, respectively. Depreciation, depletion and amortization expense for the year ended June 30, 2014 was $44,973, of which $43,902 is recorded in cost of goods sold and $1,071 is recorded in selling, general, and administrative expenses, respectively.  Depreciation, depletion and amortization expense for the year ended June 30, 2013 was $46,621, of which $45,543 is recorded in cost of goods sold and $1,078 is recorded in selling, general, and administrative expenses, respectively.

      Capitalized interest for the years ended June 30, 2015, 2014, and 2013 was $0, $103, and $9, respectively.

Mineral reserves are recorded at fair value at the date of acquisition. Mineral reserves are included in “Property, plant and equipment, net of accumulated depreciation, depletion and amortization” on the condensed consolidated balance sheets.

(7)	Goodwill and Other Intangibles

Goodwill and other intangibles presented below have been allocated to the Company’s operating segments.

a.  Goodwill

Changes in the carrying amount of goodwill, by reportable segment, during the years ended June 30 are as follows:

		Globe
	GMI	Metales	Solsil	Other	Total
Balance at June 30, 2013
Goodwill	$34,734	14,313	57,656	7,260	113,963
Accumulated impairment loss	—	(6,000)	(57,656)	(7,130)	(70,786)
	34,734	8,313	—	130	43,177
Goodwill impairment	—	—	—	—	—
Purchase price allocation adjustments	166	—	—	—	166
Step acquisition	—	—	—	—	—
Foreign exchange rate changes	—	—	—	—	—
Balance at June 30, 2014
Goodwill	34,900	14,313	57,656	7,260	114,129
Accumulated impairment loss	—	(6,000)	(57,656)	(7,130)	(70,786)
	34,900	8,313	—	130	43,343
Goodwill impairment	—	—	—	—	—
Purchase price allocation adjustments	—	—	—	—	—
Step acquisition	—	—	—	—	—
Foreign exchange rate changes	—	—	—	—	—
Balance at June 30, 2015
Goodwill	34,900	14,313	57,656	7,260	114,129
Accumulated impairment loss	—	(6,000)	(57,656)	(7,130)	(70,786)
	$34,900	8,313	—	130	43,343

b.  Other Intangible Assets

 There were no changes in the value of the Company’s indefinite lived intangible assets during the years ended June 30, 2015 or 2014. The trade name balance is $477 at June 30, 2015 and 2014.

 c. Annual Impairment Tests

The Company performed its annual goodwill and indefinite-lived intangible asset tests as of February 28, 2015. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, goodwill is tested for impairment annually and is tested for impairment between annual tests if an event occurs or circumstances change that more likely than not would indicate the carrying amount of a reporting unit may be impaired. Impairment testing for goodwill is done at a reporting unit level. The valuation of the Company’s reporting units requires significant judgment in evaluation of overall market conditions, estimated future cash flows, discount rates and other factors. For the year ended June 30, 2015, all reporting units had fair values that exceeded carrying values and an impairment charge was not required.

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

Metales Goodwill

During the year ended June 30, 2013, in connection with our annual goodwill impairment test, the Company recognized an impairment charge of $6,000 related to the partial impairment of goodwill at its silicon-based alloy business in Argentina (Metales) resulting from sustained sales price declines that caused the Company to revise its expected future cash flows. The impairment charge is recorded within the Metales reporting segment. Fair value was estimated based on discounted cash flows and market multiples. Estimates under the Company’s discounted income based approach involve numerous variables including anticipated sales price and volumes, cost structure, discount rates and long term growth that are subject to change as business conditions change, and therefore could impact fair values in the future. The remaining goodwill is $8,313 as of June 30, 2015.

(8)         Impairment of Long-Lived Assets

In accordance with ASC Topic 360, Property, Plant and Equipment, the Company reviews the recoverability of its long-lived assets, such as plant and equipment and definite-lived intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future undiscounted cash flow of the related operations. The Company assesses the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is measured based on the difference between estimated fair value and carrying value. No impairment charges were recorded during the year ended June 30, 2015.

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

Nigeria Exploration Licenses

In 2011, the Company acquired exploration licenses related to certain mines located in Nigeria, which granted it the right to explore for, among other things, manganese ore, a raw material used in the production of certain silicon and manganese based alloys. During the year ended June 30, 2013, based upon difficulties encountered in gaining secure access to the mines, the Company determined that exploration of these mines is not feasible and decided to abandon its plan to conduct exploration activities. Accordingly, the Company recognized an impairment charge of $16,935 (representing the aggregate carrying amount of the licenses). The impairment has been recorded to the Corporate segment.

(9)         Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates comprise the following at June 30:

	Ownership
	Interest	2015	2014
Inversora Nihuiles S.A.(a)	9.75%	$3,067	3,067
Inversora Diamante S.A.(b)	8.40%	2,906	2,906
Total		$5,973	5,973

(a) This entity owns a 51% interest in Hidroelectrica Los Nihuiles S.A., which is a hydroelectric company in Argentina.
(b) This entity owns a 59% interest in Hidroelectrica Diamante S.A., which is a hydroelectric company in Argentina.

(10)         Debt

a.  Short-Term Debt

Short-term debt comprises the following:

		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line
June 30, 2015:
Type debt:
Export financing	$891	7.52%	$2,989
Other	62	12.42%	—
Total	$953		$2,989

June 30, 2014:
Type debt:
Export financing	$—	NA	$9,208
Other	59	14.47%	—
Total	$59		$9,208
Export Financing Agreements — The Company’s Argentine subsidiary maintains various short-term export financing agreements. Generally, these arrangements are for periods ranging between seven and eleven months, and require the Company to pledge as collateral certain export accounts receivable.

b.  Revolving Credit Agreements

A summary of the Company’s revolving credit agreements at June 30, 2015 is as follows:

		Weighted
	Outstanding	Average	Unused	Total
	Balance	Interest Rate	Commitment	Commitment
Revolving multi-currency credit facility	$100,000	1.66%	$198,978	300,000
Revolving credit agreement	—	5.00%	12,025	12,025

On August 20, 2013, the Company entered into a $300,000 five-year revolving multi-currency credit facility, which includes a $10,000 sublimit for swing line loans and a $25,000 sublimit letter of credit facility. The credit facility refinanced existing debt under the revolving multi-currency credit agreement dated May 31, 2012 and closing costs.  As a result of refinancing the previous credit facility, $3,354 of deferred financing costs were expensed in the year ended June 30, 2014.  The current credit facility  provides up to an additional $198,978 of borrowing capacity as of June 30, 2015. At the Company’s election, the credit facility may be increased by an amount up to $150,000 in the aggregate; such increase may be in the form of term loans or increases in the revolving credit line, subject to lender commitments and certain conditions as described in the credit agreement. The agreement contains provisions for adding domestic and foreign subsidiaries of the Company as additional borrowers under the credit facility. The agreement terminates on August 20, 2018 and requires no scheduled prepayments before that date. The Company classifies borrowings under this credit facility as long-term liabilities.

Interest on borrowings under the multi-currency credit facility is payable, at the Company’s election, at either (a) a base rate (the higher of (i) the U.S. federal funds rate plus 0.50% per annum, (ii) the Administrative Agent’s prime rate or (iii) a Eurocurrency Rate for loans with a one month interest period plus 1.00% per annum plus a margin ranging from 0.50% to 1.50% per annum (such margin determined by reference to the leverage ratio set forth in the credit agreement), or (b) the Eurocurrency Rate plus a margin ranging from 1.50% to 2.50% per annum (such margin determined by reference to the leverage ratio set forth in the credit agreement). Certain commitment fees are also payable under the credit agreement. The credit agreement contains various covenants. They include, among others, a maximum net debt to earnings before income tax, depreciation and amortization ratio and a minimum interest coverage ratio. The credit facility is guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). Borrowings under the credit agreement are collateralized by the assets of the Company and the Guarantors, including certain real property, equipment, accounts receivable, inventory and the stock of certain of the Company’s and the Guarantors’ subsidiaries. The Company was in compliance with its financial loan covenants at June 30, 2015.

At June 30, 2015, there was a $100,000 balance outstanding on the revolving multi-currency credit facility. The total commitment outstanding on this credit facility includes $722 outstanding letters of credit associated with landlord guarantees and $300 outstanding letters of credit associated with economic development.

The Company’s subsidiary, Quebec Silicon, entered into a revolving credit agreement dated October 1, 2010, amended on November 23, 2011 and further amended and restated on September 20, 2012, which provides for up to $15,000 Canadian Dollars to fund Quebec Silicon’s working capital requirements. Funding under the revolving credit agreement is available upon request at any time, up to the full amount of the unused credit commitment and subject to continued compliance with the terms of the agreement. Interest on borrowings under the credit agreement is payable at a variable rate of Canadian prime plus 2.00% (5.00% at June 30, 2015), payable quarterly. The credit agreement expires on September 20, 2015, and may be terminated earlier, at the lender’s discretion subject to certain change in ownership conditions being met. All of Quebec Silicon’s assets, properties and revenues have been pledged as security for Quebec Silicon’s obligations under the revolving credit agreement. As of June 30, 2015, there was no outstanding balance under the facility.

c.  Other Long-Term Debt

Other long-term debt comprises the following:

		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line
Other	$95	19.00%	$—

d. Fair Value of Debt

The recorded carrying values of our debt balances approximate fair value given our debt is at variable rates tied to market indicators.

(11)         Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities comprise the following at June 30:

	2015	2014
Accrued wages, bonuses, and benefits	$15,640	12,420
Accrued professional fees	5,225	1,183
Current portion of asset retirement obligations	4,092	125
Current portion of capital lease obligations	2,627	2,585
Accrued insurance	2,012	1,386
Accrued income taxes	1,502	3,153
Current portion of retained acquisition contingencies	750	812
Accrued property taxes	825	775
Deferred revenue	641	762
Deferred taxes	188	408
Acquired contract obligations	—	3,696
Other	10,185	11,453
Total	$43,687	38,758

(12)         Other Long-Term Liabilities

Other long-term liabilities comprise the following at June 30:

	2015	2014
Pension and postretirement benefits liability	$21,055	20,890
Asset retirement obligations	10,672	9,009
Liability classified stock awards	5,529	5,019
Retained acquisition contingencies	5,328	4,953
Capital lease obligations	4,566	7,231
Environmental remediation obligation	1,179	1,111
Other	4,276	2,413
Total	$52,605	50,626

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

Foreign Currency Risk:

The Company is exposed to market risk arising from changes in currency exchange rates as a result of its operations outside the United States, principally in Argentina, China, Canada, and South Africa. A portion of the Company’s net sales generated from its non-U.S. operations is denominated in currencies other than the U.S. dollar. Most of the Company’s operating costs for its non-U.S. operations are denominated in local currencies, principally the Canadian dollar, Argentine peso, Chinese renminbi, and South African rand. Consequently, the translated U.S. dollar value of the Company’s non-U.S. dollar net sales, and related accounts receivable balances, and its operating costs are subject to currency exchange rate fluctuations. Derivative instruments are not used extensively to manage this risk. At June 30, 2015 and 2014, the Company had no outstanding foreign exchange forward or option contracts.

Commodity Price Risk:

The Company is exposed to price risk for certain raw materials and energy used in its production process. The raw materials and energy that the Company uses are largely commodities subject to price volatility caused by changes in global supply and demand and governmental controls. Derivative financial instruments are not used extensively to manage the Company’s exposure to fluctuations in the cost of commodity products used in its operations. The Company attempts to reduce the impact of increases in its raw material and energy costs by negotiating long-term contracts and through the acquisition of companies or assets for the purpose of increasing its access to raw materials with favorable pricing terms. At June 30, 2015 and 2014, the Company had no outstanding power hedge agreements.

The effect of the Company’s derivative instruments on the consolidated statements of operations is summarized in the following table:

	(Loss) Gain Recognized
	During
	the Years Ended June 30			Location
	2015	2014	2013	of (Loss) Gain
Foreign exchange forward and option contracts	—	(603)	(701)	Foreign exchange (loss)
Power hedge	—	—	424	Cost of goods sold

At June 30, 2015, the Company had no outstanding derivative instruments.

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

The Company’s funding policy has been to contribute, as necessary, an amount in excess of the minimum requirements in order to achieve the Company’s long-term funding targets. During the years ended June 30, 2015 and 2014, the Company made contributions of $1,303 and $2,971, respectively, to the pension and other benefit plans.

The Company uses a June 30 measurement date for these defined benefit plans.

Benefit Obligations and Funded Status — The following provides a reconciliation of the benefit obligations, plan assets, and funded status of the plans at June 30, 2015 and 2014:

	Pension Plans		Nonpension Postretirement Plan
	2015	2014	2015	2014
Change in benefit obligations:
Benefit obligations at beginning of year	$62,525	59,542	$9,065	13,316
Interest cost	2,422	2,623	360	518
Service cost	413	414	339	640
Plan curtailments	—	—	—	(5,831)
Plan amendments	307	—	—	—
Employee contributions	43	52	—	—
Actuarial loss (gain)	1,939	3,063	(417)	758
Benefits paid	(2,802)	(2,789)	(116)	(109)
Net transfer in	229	—	—	—
Effect of exchange rate changes	(3,823)	(380)	(1,317)	(227)
Benefit obligations at end of year	$61,253	62,525	$7,914	9,065

Change in plan assets:
Fair value of plan assets at beginning of year	$50,500	43,407	$—	—
Actual return on plan assets	1,952	7,419	—	—
Employer contributions	1,187	2,862	116	109
Employee contributions	43	52	—	—
Benefits paid	(2,802)	(2,789)	(116)	(109)
Expenses paid	(240)	(209)	—	—
Net transfer in	80	—	—	—
Effect of exchange rate changes	(2,763)	(242)	—	—
Fair value of plan assets at end of year	$47,957	50,500	$—	—

Funded status at end of year:
Fair value of plan assets	$47,957	50,500	$—	—
Benefit obligations	61,253	62,525	7,914	9,065
Funded status	$(13,296)	(12,025)	$(7,914)	(9,065)

Amounts recognized in the consolidated balance sheet consist of:
Noncurrent liability	$(13,296)	(12,025)	$(7,715)	(8,865)
Current liability	—	—	(199)	(200)
Accumulated other comprehensive loss	12,253	9,310	277	779

At June 30, 2015 and 2014, the accumulated benefit obligations were $59,348 and $59,888, respectively, for the defined benefit pension plans.

All of our pension and postretirement plans are underfunded, and have been underfunded for all years presented. The amounts recognized in accumulated other comprehensive (loss) income consist primarily of net actuarial loss as well as a component related to prior service cost, which is not material.  Reclassification adjustments out of accumulated other comprehensive (loss) income, which totaled $702 for the year ended June 30, 2015, are recognized as components of net periodic pension expense.

Net Periodic Pension Expense — The components of net periodic pension expense for the Company’s defined benefit pension and postretirement plans are as follows:

	Pension Plans			Nonpension Postretirement Plans
	2015	2014	2013	2015	2014	2013
Interest cost	$2,422	2,623	2,571	$360	518	617
Service cost	413	414	893	339	640	1,172
Expected return on plan assets	(3,146)	(2,791)	(2,516)	—	—	—
Amortization of net loss	702	1,054	1,608	—	—	—
Curtailment gain	—	—	—	—	(5,831)	—
Net periodic pension expense	$391	1,300	2,556	$699	(4,673)	1,789

In fiscal year 2016, net actuarial losses of approximately $1,248 are expected to be recognized into net periodic pension expense from accumulated other comprehensive income. The amount of prior service cost we expect to recognize in 2016 as a component of net periodic pension expense is not material.

Assumptions and Other Data — The assumptions used to determine benefit obligations at June 30, 2015 and 2014 follow:

	Pension Plans		Nonpension Postretirement Plans
	2015	2014	2015	2014
Discount rate	4.00 to 4.15%	4.00 to 4.30%	4.20%	4.40%

The discount rate used in calculating the present value of our pension plan obligations is developed based on the Citigroup Pension Discount Curve for both the GMI plans and Core Metals plan, and the Mercer Yield Curve for Quebec Silicon pension and postretirement benefit plans and the expected cash flows of the benefit payments.

The assumptions used to determine net periodic expense for the Company’s defined benefit pension plans for years ended June 30, 2015, 2014, and 2013 are as follows:

	Pension Plans			Nonpension Postretirement Plans
	2015	2014	2013	2015	2014	2013
Discount rate	4.00 to 4.30%	3.75 to 4.75%	3.50 to 5.00%	4.40%	4.85%	5.10%
Expected return on plan assets	5.70 to 7.00%	5.70 to 7.00%	5.70 to 7.00%	NA	NA	NA

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

The Company expects to make discretionary contributions of approximately $1,237 to the defined benefit pension and postretirement plans for the year ending June 30, 2016.

The following reflects the gross benefit payments that are expected to be paid for the benefit plans for the years ended June 30:

		Nonpension
		Postretirement
	Pension Plans	Plans
2016	$2,889	$199
2017	3,097	227
2018	3,194	241
2019	3,284	249
2020	3,345	253
Years 2021-2025	17,058	1,410

The accumulated nonpension postretirement benefit obligation has been determined by application of the provisions of the Company’s health care and life insurance plans including established maximums, relevant actuarial assumptions and health care cost trend rates projected at 6.0% for fiscal 2015 and decreasing to an ultimate rate of 4.3% in fiscal 2033. The effect of a 1% increase in health care cost trend rate on nonpension postretirement net periodic benefit costs and the benefit obligations is $179 and $1,509, respectively. The effect of a 1% decrease in health care cost trend rate on nonpension postretirement net periodic benefit costs and the benefit obligation is ($133) and ($1,178), respectively.

The Company’s overall strategy is to invest in high-grade securities and other assets with a limited risk of market value fluctuation. In general, the Company’s goal is to maintain the following allocation ranges:

Equity securities	40 to 50%
Fixed income securities	40 to 50%
Real estate	5 to 10%

The fair values of the Company’s pension plan assets at June 30:

	Quoted Prices in Active Markets for Identical Assets
	(Level 1)
	2015	2014
Cash and cash equivalents	$818	637
Equity securities:
Domestic equity mutual funds	5,380	5,563
International equity mutual funds	4,707	4,890
Commingled domestic equity funds	3,634	4,036
Commingled international equity funds	8,849	10,255
Fixed income securities:
Fixed income mutual funds	10,556	11,059
Commingled fixed income funds	12,813	12,857
Real estate mutual funds	1,200	1,203
Total	$47,957	50,500

Equity securities include domestic and international equity mutual funds and commingled domestic and international equity funds. Fixed income securities include fixed income mutual funds and commingled fixed income funds. In addition, a portion of the plan assets are in real estate mutual funds. For all plan assets, fair values were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy as of June 30, 2015. See note 20 (Fair Value Measures) for additional disclosures related to the fair value hierarchy. The Company held no level 2 or level 3 assets during the year ended June 30, 2015.

b.  Other Benefit Plans

The Company administers healthcare benefits for certain retired employees through a separate welfare plan requiring reimbursement from the retirees.

The Company’s subsidiary, GMI, provides two defined contribution plans (401(k) plans) that allow for employee contributions on a pretax basis. The Company agrees to match 25% of participants’ contributions up to a maximum of 6% of compensation. Company matching contributions for the years ended June 30, 2015, 2014, and 2013 were $579, $393, and $344, respectively. Additionally, subsequent to the acquisition of Core Metals, the Company began sponsoring the Core Metals defined contribution plan. Under the plan the Company may make discretionary payments to salaried and non-union participants in the form of profit sharing and matching funds. Company matching contributions for the years ended June 30, 2015, 2014, and 2013 were $142, $71, and $95, respectively.

Other benefit plans offered by the Company include a Section 125 cafeteria plan for the pretax payment of healthcare costs and flexible spending arrangements.

(15)         Income Taxes

The sources of income (loss) before provision for income taxes and income attributable to noncontrolling interest for the years ended June 30, 2015, 2014, and 2013 were as follows:

	2015	2014	2013
U.S. operations	$54,999	1,822	17,541
Non-U.S. operations	1,279	31,789	(34,616)
Total	$56,278	33,611	(17,075)

The components of current and deferred income tax expense (benefit) are as follows:

	2015	2014	2013
Current:
Federal	$13,402	(1,502)	3,120
State	1,355	1,428	696
Foreign	2,777	4,048	2,459
Total current	17,534	3,974	6,275

Deferred:
Federal	2,942	(1,807)	2,440
State	642	3,875	(5,568)
Foreign	533	1,663	(413)
Total deferred	4,117	3,731	(3,541)
Total provision for income taxes	$21,651	7,705	2,734

The following is a reconciliation, stated in percentage, of the U.S. statutory federal income tax rate to our effective tax rate for the years ended June 30, 2015, 2014, and 2013:

	2015	2014	2013

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.6	2.5	7.5
Bargain purchase gain	—	(30.8)	—
Foreign rate differential	(0.5)	0.5	(9.0)
Change in valuation allowance	2.0	16.0	3.4
Goodwill and other asset impairments	—	—	(57.4)
Domestic production activities deduction	(1.8)	—	1.7
Step acquisition	—	—	9.6
Foreign non-deductible loss	—	8.5	(10.9)
Uncertain tax position changes	(0.3)	(1.0)	(4.0)
Noncontrolling interest	(2.0)	(4.9)	5.3
Other	5.5	(2.9)	2.8
Effective tax rate	38.5%	22.9%	(16%)

During the year ended June 30, 2014, the Company recorded a nontaxable bargain purchase gain of $29,538 in connection with the acquisition of Siltech. See note 3 for additional information regarding the acquisition.

As of June 30, 2015, the Company had approximately $84,983 of undistributed foreign earnings. We intend to reinvest earnings outside the U.S. for the foreseeable future and, therefore, have not recognized any U.S. tax expense on these earnings. It is not practicable for the Company to determine the amount of unrecognized U.S. tax expense on these reinvested foreign earnings. We have provided for tax on earnings of $2,174 in Argentina that we do not consider permanently reinvested.

Significant components of the Company’s deferred tax assets and deferred tax liabilities at June 30, 2015 and 2014 consist of the following:

	2015	2014
Deferred tax assets:
Inventories	$1,955	1,173
Accounts receivable	197	530
Accruals	16,202	8,845
Deferred revenue	12	52
Net operating losses and other carryforwards	23,501	24,114
Share-based compensation	7,051	8,414
Other	3,033	3,804
Gross deferred tax assets	51,951	46,932
Valuation allowance	(20,934)	(18,531)
Net deferred tax assets	31,017	28,401
Deferred tax liabilities:
Fixed assets	(71,737)	(69,929)
Prepaid expenses	(1,010)	(1,482)
Other	(2,142)	(300)
Total deferred tax liabilities	(74,889)	(71,711)
Net deferred tax liabilities	$(43,872)	(43,310)

A portion of the Company’s net operating loss carry forwards (NOLs) are subject to various limitations and expire at various dates in the future as follows:

	Amount	Expires
Federal	$18,386	2025 through 2026
State	303,945	2015 through 2034
Foreign	20,405	2015 through 2035

The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. It is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. For the year ended June 30, 2015, the increase in the valuation allowance of $2,403 was primarily attributable to a valuation allowance placed upon certain net operating losses and credits which are unlikely to be utilized due to a change in the Company’s tax structure that resulted in a decrease in expected tax liability for those states, and for a full valuation allowance on net operating losses generated in China, Netherlands and South Africa. For the year ended June 30, 2014, the valuation allowance was primarily attributable to valuation allowance placed upon certain net operating losses and credits in certain state jurisdictions and full valuation allowance on the deferred tax assets in foreign jurisdictions of China, Netherlands and South Africa.

The total valuation allowance at June 30, 2015 and 2014 is $20,934, and $18,531, respectively, relates to the following:

	2015	2014
Federal NOLs	$4,467	4,467
State NOLs	4,177	861
Foreign NOLs	8,621	9,201
Federal credits	236	236
State credits	3,433	3,766
Total	$20,934	18,531

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. The Company’s principal jurisdictions include the U.S., Canada, Argentina, and China. The number of open tax years subject to examination varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions and the related open tax years subject to examination are as follows: the U.S. from 2012 to present, Canada from 2012 to present, Argentina from 2010 to present, and China from 2011 to present. Our U.S. federal income tax filing for the year ended June, 30 2012 is under routine examination.

The following is a tabular reconciliation of the total amount of unrecognized tax benefits for the year, excluding interest and penalties:

	2015	2014	2013
Balance at the beginning of the year	$795	1,115	522
Gross increases for prior year tax positions	210	—	659
Gross decreases for prior year tax positions	—	—	—
Lapse in statute of limitations	(307)	(320)	(66)
Balance at the end of the year	$698	795	1,115

Interest and penalties related to uncertain tax positions are recognized in income tax expense. Included in our liability for uncertain tax positions are interest and penalties of $68, $138, and $170 for the years ended June 30, 2015, 2014, and 2013, respectively. For the years ended June 30, 2015, 2014, and 2013, we recognized ($70), ($31), and $98 respectively, of interest and penalties in income tax benefit/provision. The Company believes that it is reasonably possible that approximately $310 of its uncertain tax position liability at June 30, 2015 may be recognized within the next twelve months as the statutes of limitations will expire. The portion of uncertain tax positions as of June 30, 2015 that would, if recognized, impact the effective tax rate was $698, $795, and $1,115 as of June 30, 2015, 2014, and 2013, respectively.

(16)         Commitments and Contingencies

a.  Legal Contingencies

The Company is subject to various lawsuits, investigations, claims, and proceedings that arise in the normal course of business, including, but not limited to, labor and employment, commercial, environmental, safety, and health matters, as well as claims and indemnities associated with its historical acquisitions and divestitures. Although it is not presently possible to determine the outcome of these matters, in the opinion of management, it is not reasonably possible that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. During the fiscal year ended June 30, 2015, the Company recorded an expense of $4,559 with respect to an indemnification obligation from a prior divestiture, of which $1,659 is unpaid and is included in Other long-term liabilities at June 30, 2015.

 Litigation Related to the Proposed Business Combination

      On March 23, 2015, a putative class action lawsuit was filed on behalf of the Company’s shareholders (“Company Shareholders”) in the Court of Chancery of the State of Delaware.  The action, captioned Fraser v. Globe Specialty Metals, Inc., et al., C.A. No. 10823-VCG, named as defendants the Company, the members of its board of directors, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco.  The complaint alleged, among other things, that the Company directors breached their fiduciary duties by failing to obtain the best price possible for Company Shareholders, that the proposed merger consideration to be received by Company Shareholders is inadequate and significantly undervalued the Company, that the Company directors failed to adequately protect against conflicts of interest in approving the transaction, and that the Business Combination Agreement unfairly deters competitive offers.  The complaint also alleged that the Company, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco aided and abetted these alleged breaches.  The action sought to enjoin or rescind the Business Combination, damages, and attorneys’ fees and costs.

      On April 1, 2015, a purported Company Shareholder filed a putative class action lawsuit on behalf of Company Shareholders challenging the Business Combination in the Court of Chancery of the State of Delaware.  The action, captioned City of Providence v. Globe Specialty Metals, Inc., et al., C.A. No. 10865-VCG, named as defendants the Company, the members of its board of directors, its Chief Executive Officer, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco.  The complaint alleged, among other things, that the Company’s board of directors and Chief Executive Officer, aided and abetted by Grupo VM, FerroAtlántica, Merger Sub and VeloNewco, breached their fiduciary duties by entering into the Business Combination for inadequate consideration and that certain provisions in the Business Combination Agreement unfairly deterred a potential alternative transaction.  The complaint further alleged, among other things, that the Company’s Executive Chairman and Chief Executive Officer, aided and abetted by Grupo VM, FerroAtlántica, Merger Sub and VeloNewco, breached their fiduciary duties by negotiating the Business Combination Agreement, and, in the case of the Executive Chairman, by entering into a voting agreement in favor of the Business Combination Agreement, out of self-interest.  The action sought to enjoin the Business Combination, to order the board of directors to obtain an alternate transaction, damages, and attorneys’ fees and costs.

      On April 10, 2015, a purported Company Shareholder filed a putative class action lawsuit on behalf of Company Shareholders challenging the Business Combination in the Court of Chancery of the State of Delaware.  The action, captioned Int’l Union of Operating Engineers Local 478 Pension Fund v. Globe Specialty Metals, Inc., et al., C.A. No. 10899-VCG, named as defendants the Company, the members of its board of directors, its Chief Executive Officer, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco.  The complaint made identical allegations and sought the same relief sought in City of Providence v. Globe Specialty Metals, Inc., et al., C.A. No. 10865-VCG.

      On April 21, 2015, a purported Company Shareholder filed a putative class action lawsuit on behalf of Company Shareholders challenging the Business Combination in the Court of Chancery of the State of Delaware.  The action, captioned Cirillo v. Globe Specialty Metals, Inc., et al., C.A. No. 10929-VCG, named as defendants the Company, its board of directors, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco.  The complaint alleged, among other things, that the Company’s directors, aided and abetted by the Company, Grupo VM, FerroAtlántica, Merger Sub and VeloNewco, breached their fiduciary duties in agreeing to the Business Combination for inadequate consideration and that certain provisions in the Business Combination Agreement unfairly deterred a potential alternative transaction.  The action sought to enjoin or rescind the Business Combination, disclosure of information, damages, and attorneys’ fees and costs.

      On May 4, 2015, the Court of Chancery of the State of Delaware consolidated these four actions for all purposes into C.A. No. 10865-VCG, now captioned In re Globe Specialty Metals, Inc. Stockholders Litigation, Consolidated C.A. No. 10865-VCG. The Court further designated the complaint filed in C.A. No. 10865-VCG as the operative complaint in the consolidated action. Plaintiffs filed a motion for a preliminary injunction seeking to enjoin the Company from convening a special meeting of Company Shareholders to vote on the proposal to adopt the Business Combination Agreement or consummating the Business Combination. In addition, Plaintiffs filed a motion for expedited proceedings, and supporting brief, in which they requested that the Court schedule a trial in this action before the Company Shareholders vote on the Business Combination. Defendants, including Globe, filed an opposition brief in which they objected to Plaintiffs’ motion for expedited proceedings to the extent it seeks expansive discovery and an expedited trial on the merits in lieu of a preliminary injunction hearing. Subsequently, the parties reached agreement on the scope of expedited discovery. The Court scheduled a hearing on Plaintiffs’ motion for a preliminary injunction for August 26, 2015.

     On June 15, 2015, Plaintiffs filed an amended consolidated class action complaint, realleging, among other things, that the Company’s board of directors and Chief Executive Officer, aided and abetted by Grupo VM, FerroAtlántica, Merger Sub and VeloNewco, breached their fiduciary duties by entering into the Business Combination for inadequate consideration and that certain provisions in the Business Combination Agreement unfairly deterred a potential alternative transaction. The amended complaint further alleges that, among other things, the Company’s preliminary proxy statement/prospectus filed with the SEC on May 6, 2015, is materially misleading and incomplete, and that the Company’s board of directors and Chief Executive Officer breached their fiduciary duties by failing to disclose purportedly material information to Company Shareholders in connection with the Business Combination. The amended complaint seeks, among other relief, an order enjoining the Defendants from consummating the proposed Business Combination; a declaration that the disclosures contained in the preliminary proxy statement/prospectus are deficient; damages; and attorneys’ fees and costs.

  On August 10, 2015, Plaintiffs filed their opening brief in support of their motion for preliminary injunction.

  The amended complaint does not specify the amount of damages sought by Plaintiffs in the consolidated action and it is not presently possible to determine the outcome of these matters.  Accordingly, the possible loss, if any, related to these matters is uncertain and cannot be reasonably estimated at this time.

b.  Environmental Contingencies

It is the Company’s policy to accrue for costs associated with environmental assessments, remedial efforts, or other environmental liabilities when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. When a liability for environmental remediation is recorded, such amounts will be recorded without giving effect to any possible future recoveries. At June 30, 2015, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

c.  Asset Retirement Obligations

As of June 30, 2015 and 2014, the Company has recorded asset retirement obligation accruals for mine reclamation and preparation plant closure costs totaling $14,764 and $9,134, respectively. There were no assets that were legally restricted for purposes of settling asset retirement obligations at June 30, 2015 or 2014.

d.  Employee Contracts

As of June 30, 2015, the Company had 1,684 employees. The Company’s total employees consist of 532 salaried employees and 1,152 hourly employees, and include 625 unionized employees. 37% of the workforce is covered by collective bargaining agreements and 6% of the workforce is covered by collective bargaining agreements expiring within one year of June 30, 2015.

e. Contract Acquisition Cost

During the fiscal year ended June 30, 2014, the Company acquired a supply arrangement that resulted in a payment of $16,000, which impacted operating income for the period.

f.  Contractual Commitments

The Company leases certain machinery and equipment, automobiles, railcars and office space. For the years ended June 30, 2015, 2014, and 2013, lease expense was $4,649, $5,059, and $4,038, respectively.

The following table summarizes our contractual commitments by period:

							2021 and
	Total	2016	2017	2018	2019	2020	Beyond
Long-term debt obligations	$101,048	953	50	45	100,000	—	—
Power commitments	17,794	17,794	—	—	—	—	—
Purchase commitments	42,646	31,486	11,160	—	—	—	—
Operating lease obligations	8,472	2,247	1,473	575	528	524	3,125
Capital lease obligations	7,193	2,627	2,389	408	497	435	837

(17)         Stockholders’ Equity

a.  Preferred Stock

The Company is authorized to issue one million shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. To date, no preferred stock has been issued by the Company.

b.  Treasury Stock

On December 13, 2013, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $75,000 of the Company’s common stock valid through December 31, 2014. The program did not obligate the Company to acquire any particular amount of shares. On November 5, 2014, the Company extended its previously announced stock repurchase program, authorizing the repurchase of up to $45,800 of its common shares through December 31, 2015. During the fiscal year ended June 30, 2015, 13,066 shares were repurchased at an aggregated cost of $242. During the fiscal year ended June 30, 2014, 1,591,566 shares were repurchased at an aggregated cost of $28,962.

c.  Noncontrolling Interest

Yonvey Share Purchase

In January 2013, the Company purchased an additional 28% ownership interest in Yonvey for $2,330, bringing the Company’s ownership interest in Yonvey to 98%.

d. Dividend

On February 10, 2014, the Company’s Board of Directors approved an increase to the annual dividend to $0.300 per common share, payable quarterly in March 2014, June 2014, September 2014, and December 2014.  The March 2014 quarterly dividend of $0.075 per share, totaling $5,559, was paid on March 12, 2014 to shareholders of record at the close of business on February 26, 2014.  The June 2014 quarterly dividend of $0.075 per share, totaling $5,541, was paid on June 24, 2014 to shareholders of record at the close of business on June 10, 2014.  The September 2014 quarterly dividend of $0.075 per share, totaling $5,532, was paid on September 24, 2014 to shareholders of record at the close of business on September 10, 2014.  The December 2014 quarterly dividend of $0.075 per share, totaling $5,531, was paid on December 22, 2014 to shareholders of record at the close of business on December 8, 2014.  On February 3, 2015, the Company’s Board of Directors approved an annual dividend of $0.32 per common share, payable quarterly.  Accordingly, a quarterly dividend of $0.08 per share, totaling $5,900, was paid on March 12, 2015 to shareholders of record at the close of business on February 26, 2015.  On May 5, 2015, the Company’s board of directors approved the quarterly payment of the annual dividend of $0.32 per common share. The June quarterly dividend of $0.08 per share, totaling $5,900, was paid on June 24, 2015 to shareholders of record at the close of business on June 10, 2015.

The September 2013 quarterly dividend of $0.06875 per share, totaling $5,178, was paid on September 24, 2013 to shareholders of record at the close of business on September 10, 2013.  The December 2013 quarterly dividend of $0.06875 per share, totaling $5,178, was paid on December 23, 2013 to shareholders of record at the close of business on December 9, 2013.

(18)         Earnings (Loss) Per Share

Basic earnings (loss) per common share are calculated based on the weighted average number of common shares outstanding during the years ended June 30, 2015, 2014, and 2013, respectively. Diluted earnings (loss) per common share assumes the exercise of stock options or the vesting of restricted stock grants, provided in each case the effect is dilutive.

The reconciliation of the amounts used to compute basic and diluted earnings (loss) per common share for the years ended June 30, 2015, 2014, and 2013, is as follows:

	2015	2014	2013
Basic earnings (loss) per share computation
Numerator:
Net income (loss) attributable to Globe Specialty Metals, Inc.	$31,320	21,703	(21,028)
Denominator:
Weighted average basic shares outstanding	73,750,764	74,674,466	75,206,656
Basic earnings (loss) per common share	$0.42	0.29	(0.28)
Diluted earnings (loss) per share computation
Numerator:
Net income (loss) attributable to Globe Specialty Metals, Inc.	$31,320	21,703	(21,028)
Denominator:
Weighted average basic shares outstanding	73,750,764	74,674,466	75,206,656
Effect of dilutive securities	141,066	118,551	—
Weighted average diluted shares outstanding	73,891,830	74,793,017	75,206,656
Diluted earnings (loss) per common share	$0.42	0.29	(0.28)

The following potential common shares were excluded from the calculation of diluted earnings (loss) per common share because their effect would be anti-dilutive:

	2015	2014	2013
Stock options and restricted stock grants	103,630	172,500	367,554

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

At June 30, 2015, there were 2,450,521 shares available for grant. All option grants have vesting terms of up to 3 years and maximum contractual terms ranging from 5 to 10 years. It is the Company’s policy to issue new shares to satisfy the requirements of its share-based compensation plan. The Company does not expect to repurchase shares in the future to support its share-based compensation plan.

A summary of the changes in options outstanding under the Stock Plan for the years ended June 30, 2015, 2014, and 2013 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term in Years	Value
Outstanding as of June 30, 2012	4,365,397	$8.10
Granted	13,188	13.43
Exercised	(583,333)	4.03
Forfeited and expired	—	—
Outstanding as of June 30, 2013	3,795,252	$8.74

Outstanding as of June 30, 2013	3,795,252	$8.74
Granted	439,211	15.82
Forfeited and converted to SARs	(2,447,500)	4.06
Exercised	(45,521)	9.10
Forfeited and expired	(26,446)	19.94
Outstanding as of June 30, 2014	1,714,996	$17.05

Outstanding as of June 30, 2014	1,714,996	$17.05
Granted	31,130	17.46
Exercised	(56,990)	11.92
Forfeited and expired	(100,000)	19.87
Outstanding as of June 30, 2015	1,589,136	$17.06	1.97	$3,012

Exercisable as of June 30, 2015	1,307,745	$17.36	1.75	$2,241

The weighted average grant date fair value of stock options granted during the years ended June 30, 2015, 2014, and 2013 was $5.63, $5.27, and $4.55, respectively. The total intrinsic value of options exercised during the years ended June 30, 2015, 2014, and 2013, was $457, $507, and $6,061, respectively.

The total fair value of stock options vested during the years ended June 30, 2015, 2014, and 2013, was $2,982, $2,186, and $2,275, respectively.  Of the unvested options as of June 30, 2015, 168,305 will vest and become exercisable as of June 30, 2016 and 113,086  will vest and become exercisable as of June 30, 2018.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of stock option awards granted during the years ended June 30, 2015, 2014, and 2013:

	2015	2014	2013
Risk-free interest rate	1.56 to 1.74%	0.64 to 1.64%	0.15 to 1.38%
Expected dividend yield	1.46 to 1.92%	1.41 to 2.21%	2.30%
Expected volatility	40.42 to 44.25%	41.07 to 47.79%	29.89 to 59.90%
Expected term (years)	5.00	3.00 to 5.00	0.83 to 5.31

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

During the fiscal year ended June 30, 2015, 387,247 options vested.  There are total vested options of 1,307,745 and 281,391 unvested options outstanding at June 30, 2015.

For the years ended June 30, 2015, 2014, and 2013, share-based compensation expense related to stock options was $2,648 ($1,589 after tax), $13,552 ($8,131 after tax), and $15,333 ($9,200 after tax), respectively. The expense is reported within selling, general, and administrative expenses.

b. Executive Bonus Plan

In addition to share-based awards issued under the Stock Plan, the Company issues restricted stock units under the Company’s Executive Bonus Plan. The fair value of restricted stock units is based on quoted market prices of the Company’s stock at the end of each reporting period. These restricted stock units proportionally vest over three years, but are not delivered until the end of the third year. The Company will settle these awards by cash transfer, based on the Company’s stock price on the date of transfer. During the year ended June 30, 2015, there were 137,597 restricted stock units granted, 452,142  restricted options were exercised, and as of June 30, 2015,  348,866  restricted stock units were outstanding. For the years ended June 30, 2015 and 2014, share-based compensation expense for these restricted stock units was $1,025 ($615 after tax) and $7,298 ($4,378 after tax), respectively. The expense is reported within selling, general, and administrative expenses. Of the $3,047 liability associated with these restricted stock units at June 30, 2015, $2,162 is included in share-based liabilities and $885 is included in other long-term liabilities.

c. Stock Appreciation Rights

The Company issues cash-settled stock appreciation rights as an additional form of incentivized bonus. Stock appreciation rights vest and become exercisable in one-third increments over three years.  The Company settles all awards by cash transfer, based on the difference between the Company’s stock price on the date of exercise and the date of grant.  The Company estimates the fair value of stock appreciation rights using the Black-Scholes option pricing model. During the year ended June 30, 2015, there were 655,330 stock appreciation rights issued.  During the year ended June 30, 2015, there were 4,262 and 46,700 stock appreciation rights that were exercised and forfeited, respectively.  There were 1,976,957 stock appreciation rights outstanding as of June 30, 2015.  For the years ended June 30, 2015 and 2014, pre-tax compensation expense for these stock appreciation rights was $1,602 and $14,767, respectively. The expense is reported within selling, general, and administrative expenses. Of the $4,656 liability associated with these stock appreciation rights at June 30, 2015, $209 is included in share-based liabilities and $4,447 is included in other long-term liabilities.

d. Unearned Compensation Expense

As of June 30, 2015, the Company has unearned pre-tax compensation expense of $206, related to nonvested liability classified stock options, which will be recognized over a weighted average term of 0.11 years. The unearned compensation expense represents the minimum expense to be recognized over the grant date vesting terms or earlier as a result of accelerated expense recognition due to remeasurement of compensation cost for liability classified awards. Future expense may exceed the unearned compensation expense in the future due to the remeasurement of liability classified awards. As of June 30, 2015, the Company has unearned pre-tax compensation expense of $578 and $1,080 related to nonvested equity classified stock options and restricted stock grants, which will be recognized over a weighted average term of 1.36 and 5.38 years, respectively.

(20)         Fair Value Measures

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

The following table summarizes assets measured at fair value on a recurring basis at June 30, 2015:

	Total	Level 1
Marketable securities	$4,965	4,965
Total assets at fair value	$4,965	4,965

The following table summarizes assets measured at fair value on a recurring basis at June 30, 2014.

	Total	Level 1
Marketable securities	$10,399	10,399
Total assets at fair value	$10,399	10,399
The Company does not have any liabilities that are required to be remeasured at fair value at June 30, 2015 or at June 30, 2014.

Marketable securities primarily consist of corporate bonds for which fair values were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy. During the year ended June 30, 2015, we sold $4,723 of these bonds for a gain of $41. During the year ended June 30, 2014, we sold $3,976 of these bonds for a gain of $186 and the proceeds from the sale were received during the year ended June 30, 2015.

See note 10 (Debt) for information regarding the fair value of the Company’s outstanding debt.

(21)         Related Party Transactions

From time to time, the Company enters into transactions in the normal course of business with related parties.

A current and a former member of the board of directors are affiliated with Marco International. During the years ended June 30, 2015, 2014, and 2013, the Company:

•
Entered into agreements with Marco International to purchase carbon electrodes. Purchases under these agreements totaled $19,573, $19,217, and $34,785, respectively. At June 30, 2015 and 2014, payables to Marco International under these agreements totaled $951 and $1,140, respectively.

•
Entered into agreements with Marco International to purchase rare earth minerals. Purchases under these agreements totaled $826, $559, and $0, respectively. At June 30, 2015 and 2014, payables to Marco International under these agreements totaled $148 and $0, respectively.

•
Entered into agreements to sell ferrosilicon to Marco International. Net sales under these agreements totaled $778, $641, and $411, respectively. At June 30, 2015 and 2014, receivables from Marco International under these agreements totaled $71 and $0, respectively.

•
Entered into agreements to sell calcium silicon powder to Marco International. Net sales under these agreements totaled $176, $4,173, and $1,344, respectively. At June 30, 2015 and 2014, receivables from Marco International under these agreements totaled $176 and $0, respectively.

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

•
Other — operations that do not fit into the above reportable segments and are immaterial for purposes of separate disclosure. The Other segment includes Yonvey’s electrode production operations as well as Siltech’s silicon alloy production and certain other distribution operations for the sale of silicon metal and silicon-based alloys.

Each of the Company’s reportable segments distributes its products in both its country of domicile, as well as to other international customers. The following presents the Company’s consolidated net sales by product line for the years ended June 30:

	2015	2014	2013
Silicon metal	$450,788	377,954	422,564
Silicon-based alloys	261,258	282,998	248,276
Other	88,727	91,865	86,710
Total	$800,773	752,817	757,550

a.  Segment Data

Summarized financial information for our reportable segments as of, and for, the years ended June 30, 2014, 2013, and 2012 are shown in the following tables:

	2015
	Net Sales	Depreciation and Amortization	Operating Income (Loss)	Interest Income	Interest Expense (1)	Income (Loss) Before Income Taxes	Total Assets	Capital Expenditures
GMI	$753,905	43,222	114,733	2	(2,085)	112,768	610,592	(36,813)
Globe Metales	44,945	2,463	1,351	74	(733)	(18)	67,167	(1,535)
Solsil	—	—	(81)	—	—	(45)	15,566	—
Corporate	—	288	(45,533)	12	(1,522)	(46,005)	320,421	(334)
Other	36,308	5,056	(8,565)	179	(3)	(10,405)	98,469	(11,337)
Eliminations	(34,385)	—	(14)	—	—	(17)	(282,854)	—
	$800,773	51,029	61,891	267	(4,343)	56,278	829,361	(50,019)

	2014
	Net Sales	Depreciation and Amortization	Operating Income (Loss)	Interest Income	Interest Expense (1)	Income (Loss) Before Income Taxes	Total Assets	Capital Expenditures
GMI	$697,403	39,069	67,047	26	(2,760)	64,237	657,714	(42,139)
Globe Metales	51,213	2,414	5,746	18	(676)	2,671	72,529	(3,680)
Solsil	—	—	(42)	—	—	(33)	15,633	—
Corporate	—	249	(53,680)	16	(4,586)	(28,523)	385,442	(653)
Other	12,651	2,090	(3,981)	7	—	(4,461)	76,758	(603)
Eliminations	(8,450)	—	(280)	—	—	(280)	(362,950)	—
	$752,817	43,822	14,810	67	(8,022)	33,611	845,126	(47,075)

	2013
	Net Sales	Depreciation and Amortization	Operating Income (Loss)	Interest Income	Interest Expense (1)	Income (Loss) Before Income Taxes	Total Assets	Capital Expenditures
GMI	$702,275	40,274	73,615	1	(4,107)	68,274	686,609	(35,543)
Globe Metales	51,266	2,009	(2,388)	781	(1,168)	(3,751)	74,517	(1,168)
Solsil	—	362	(21,147)	—	—	(21,147)	15,347	(30)
Corporate	—	388	(47,634)	37	(1,611)	(48,984)	419,504	(7,603)
Other	11,641	2,075	(10,762)	1	(1)	(10,837)	28,615	(165)
Eliminations	(7,632)	—	(631)	—	—	(630)	(352,969)	—
	$757,550	45,108	(8,947)	820	(6,887)	(17,075)	871,623	(44,509)

1 — Net of capitalized interest.

The accounting policies of our operating segments are the same as those disclosed in note 2 (Summary of Significant Accounting Policies). We evaluate segment performance principally based on operating income (loss). Intersegment net sales are not material.

b.  Geographic Data

Net sales are attributed to geographic regions based upon the location of the selling unit. Net sales by geographic region for the years ended June 30, 2015, 2014, and 2013 consist of the following:

	2015	2014	2013
United States	$635,941	628,673	590,011
Argentina	32,240	43,804	44,240
Canada	112,532	68,091	112,073
China	188	283	255
Poland	12,147	11,966	10,971
South Africa	7,725	—	—
Total	$800,773	752,817	757,550

Long-lived assets by geographical region at June 30, 2015, 2014, and 2013 consist of the following:

	2015	2014	2013
United States	$341,023	334,559	328,326
Argentina	24,684	25,611	24,344
Canada	73,290	90,071	95,591
China	13,293	15,029	16,955
Poland	741	813	885
South Africa	45,558	46,906	—
Total	$498,589	512,989	466,101

Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation, depletion and amortization, and goodwill and other intangible assets.

c.  Major Customer Data

The following is a summary of the Company’s major customers and their respective percentages of consolidated net sales for the years ended June 30, 2015, 2014, and 2013:

	2015	2014	2013
Dow Corning	21%	18%	19%
All other customers	79%	82%	81%
Total	100%	100%	100%

The majority of sales to Dow Corning for the years ended June 30, 2015, 2014 and 2013 are associated with Dow Corning’s 49% ownership interest in WVA Manufacturing LLC and QSLP. Sales to Dow Corning are included in the GMI segment.

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

On August 21, 2015, our Board of Directors approved a quarterly dividend per common share of $0.08 in furtherance of an annual calendar 2015 dividend authorized of $0.32 per common share.   The September 2015 quarterly dividend of $0.08 per share is payable on September 24, 2015 to shareholders of record at the close of business on September 13, 2015.

(26)	Unaudited Quarterly Results

Unaudited quarterly results for the years ended June 30, 2015, 2014 and 2013 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Unaudited)
2015:
Net sales	$206,083	198,016	194,653	202,021
Operating income	21,901	17,247	15,849	6,894
Net income attributable to Globe Specialty Metals, Inc.	11,702	9,973	7,723	1,922
Basic earnings per common share	0.16	0.14	0.10	0.03
Diluted earnings per common share	0.16	0.13	0.10	0.03

2014:
Net sales	$172,994	178,406	196,057	205,360
Operating (loss) income	(4,424)	(7,375)	7,739	18,870
Net (loss) income attributable to Globe Specialty Metals, Inc.	(6,852)	20,768	1,561	6,226
Basic (loss) earnings per common share	(0.09)	0.28	0.02	0.08
Diluted (loss) earnings per common share	(0.09)	0.28	0.02	0.08

2013:
Net sales	$200,708	179,940	195,845	181,057
Operating (loss) income	(5,652)	22,556	(42,646)	16,795
Net (loss) income attributable to Globe Specialty Metals, Inc.	(5,705)	15,068	(40,135)	9,744
Basic (loss) earnings per common share	(0.08)	0.20	(0.53)	0.13
Diluted (loss) earnings per common share	(0.08)	0.20	(0.53)	0.13

Due to rounding differences, the sum of the quarterly amounts may not add precisely to the annual amounts.

Exhibit Index

Exhibit
Number	Description of Document
2.1	Membership Interest Purchase Agreement dated May 27, 2011 by and among NGPC Asset Holdings II, LP,NGP Capital Resources Company and Globe BG, LLC relating to Alden Resources Inc. (7)
2.2	Membership Interest Purchase Agreement dated May 27, 2011 by and among NGPC Asset Holdings II, LP,NGP Capital Resources Company and Globe BG, LLC relating to Gatliff Services, Inc. (7)
2.3	Purchase Agreement dated May 27, 2011 by and among NGP Capital Resources Company, Globe BG, LLC and Globe Specialty Metals, Inc. regarding The Overriding Royalty Interests (7)
2.4	Agreement of Purchase and Sale dated as of April 25, 2012 by and among Becancour Silicon Inc., Timminco Ltd., QSI Partners Ltd., and Globe Specialty Metals, Inc. (6)
2.5	Amended and Restated Business Combination Agreement, dated as of May 5, 2015, by and between the Company, Grupo VM, FerroAtlántica, VeloNewco and Merger Sub (14)

Articles of Incorporation and Bylaws
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (1)
3.3	Amended and Restated Bylaws (2)
3.4	First Amendment to the Amended and Restated Bylaws (15)

Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Credit Agreement, dated as of August 20, 2013, among the Company, certain subsidiaries of the Company from time to time party thereto, Citizens Bank of Pennsylvania as Administrative Agent and L/C issuer, RBS Citizens, N.A., PNC Bank, National Association and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Runners, PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, and BBVA Compass Bank, as Documentation Agent, and the other lenders party thereto. (3)

We are a party to other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. We agree to furnish a copy of each such instrument to the Commission on request.

Material Contracts
10.1
Output and Supply Agreement, dated as of October 1, 2010, by and among Quebec Silicon Limited Partnership, Becancour Silicon Inc. (succeeded in interest by QSIP Canada ULC) and Dow Corning Corporation. (6)

10.2
Shareholders Agree ment between all the Shareholders of Quebec Silicon General Partner Inc., dated as of October 1, 2010, by and among Becancour Silicon Inc. (succeeded in interest by QSIP Canada ULC), Dow Corning Netherlands, B.V., and Quebec Silicon General Partner Inc. (6)

10.3
Amended and Restated Limited Partnership Agreement dated as of October 1, 2010, by and among Becancour Silicon Inc. (succeeded in interest by QSIP Canada ULC), Dow Corning Canada, Inc., and Quebec Silicon General Partner Inc. (6)

10.4	Voting Agreement, dated as of February 23, 2015, by and between Alan Kestenbaum and Group VM (16)

Management Contracts and Compensatory Plans
10.5	2006 Employee, Director and Consultant Stock Option Plan (1)
10.6	Amendments to 2006 Employee, Director and Consultant Stock Option Plan (8)
10.7	2010 Annual Executive Bonus Plan (9)
10.8	Chief Financial Officer and Chief Legal Officer Annual Bonus Plan (10)
10.9	Framework for the 2011 Annual Executive Long Term Incentive Plan (11)
10.10	2012 Long-Term Incentive Plan (17)
10.11	Employment Agreement, dated January 27, 2011, between GSM and Alan Kestenbaum (11)
10.12	Amendment, dated February 22, 2015, to Employment Agreement, dated January 27, 2011, between GSM and Alan Kestenbaum (18)
10.13	Employment Agreement, dated July 5, 2011, between GSM and Jeff Bradley (12)
10.14	Employment Agreement, dated November 30, 2011, between GSM and Malcolm Appelbaum (4)
10.15	Amended and Restated Director Compensation Plan†
10.16	Executive Deferred Compensation Plan (4)
10.17	Director Deferred Compensation Plan (4)
10.18	2012 Long-Term Incentive Plan (19)
10.19	Employment Agreement, dated May 8, 2013, between GSM and Joseph Ragan (13)
10.20	Separation Agreement, dated March 20, 2013, between GSM and Malcolm Appelbaum (13)
10.21	Employment Agreement, dated July 8, 2013, between GSM and Stephen Lebowitz (13)
10.22	Amendment to Employment Agreement dated August 21, 2013 between GSM and Stephen Lebowitz (5)

21.1	Subsidiaries †

23.1	Consent of Deloitte & Touche LLP †
23.2	Consent of KPMG LLP †

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
32.1	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

95	Mine Safety Disclosure †

101
The following materials from our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to these consolidated financial statements.

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

3	Incorporated by reference to exhibit to the Company’s Form 8-K filed on August 21, 2013.
4	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on February 8, 2012.
5	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on November 6, 2013.
6	Incorporated by reference to exhibit to the Company’s Form 10-K filed on August 28, 2012.
7	Incorporated by reference to exhibit to the Company’s Form 8-K filed on June 3, 2011.
8	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on February 11, 2011.
9	Incorporated by reference to exhibit to the Company’s Form 10-K filed on September 28, 2010.
10	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on November 12, 2010.
11	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on May 12, 2011.
12	Incorporated by reference to exhibit to the Company’s Form 10-K filed on August 26, 2011.
13	Incorporated by reference to exhibit to the Company’s Form 10-K filed on August 28, 2013
14	Incorporated by reference to exhibit to the Company’s Form 8-K Filed on May 6, 2015.
15	Incorporated by reference to exhibit to the Company’s Form 8-K Filed on February 23, 2015.
16	Incorporated by reference to exhibit to the Company’s Form 8-K Filed on February 23, 2015.
17	Incorporated by reference to Exhibit B to the Company’s Proxy Statement Filed on October 28, 2011.
18	Incorporated by reference to exhibit to the Company’s Form 8-K Filed on February 23, 2015.
19	Incorporated by reference to exhibit to the Company’s Proxy Statement Filed on October 28, 2011.