Form 10-K/A
period 2015-06-30
GLOBE SPECIALTY METALS INC
filed 2015-10-28
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☑

As of October 13, 2015, the registrant had 73,759,990 shares of common stock outstanding. As of December 31, 2014 (the last business day of the Registrant's most recently completed second fiscal quarter), the aggregate market value of such shares held by non-affiliates of the Registrant was approximately $1,119.7 million.

Globe Specialty Metals, Inc.

Form 10-K/A

For the Fiscal Year Ended June 30, 2015

EXPLANATORY NOTE

On August 26, 2015, Globe Specialty Metals, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors will be filed before October 28, 2015 (i.e., within 120 days after the end of the Company’s 2015 fiscal year). Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on August 26, 2015 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

For information relating to our executive officers, please see Part III of the Original Form 10-K.

Directors

The information provided below is biographical information about each of our directors, including other public company board memberships. Age and other information in each director’s biography are as of October 21, 2015.

The six Globe directors and certain information regarding them are as follows:

Name	Age	Director since

Alan Kestenbaum	53	December 2004

Stuart E. Eizenstat	72	February 2008

Franklin L. Lavin	58	September 2008

Donald G. Barger, Jr.	72	December 2008

Bruce L. Crockett	71	April 2014

Alan R. Schriber	70	September 2012

Business Experience of Directors

Mr. Kestenbaum has served as Executive Chairman and director since our inception in December 2004, and served as Chief Executive Officer from our inception through May 2008. He temporarily resumed serving as Chief Executive Officer upon the resignation of Jeff Bradley and is expected to continue to serve as Chief Executive Officer until the completion of the currently pending business combination with FerroAtlántica (the “Proposed Business Combination”). From June 2004, Mr. Kestenbaum served as Chairman of Globe Metallurgical, Inc., until its acquisition by us in November 2006. He has over 25 years of experience in metals including finance, distribution, trading and manufacturing. Mr. Kestenbaum is a founder and the Chief Executive Officer of Marco International Corp. and its affiliates, a finance trading group specializing in metals, minerals and other raw materials, founded in 1985. Mr. Kestenbaum began his career in metals with Glencore, Inc. and Philipp Brothers in New York City. He received his B.A. degree in Economics cum laude from Yeshiva University, New York.

Mr. Eizenstat has served as a member of our Board since February 2008 and is the Chairman of our Nominating Committee. Mr. Eizenstat is Senior Counsel of Covington & Burling LLP in Washington, D.C. and heads the law firm’s international practice. He served as Deputy Secretary of the United States Department of the Treasury from July 1999 to January 2001. He was Under Secretary of State for Economic, Business and Agricultural Affairs from 1997 to 1999. Mr. Eizenstat served as Under Secretary of Commerce for International Trade from 1996 to 1997 and was the U.S. Ambassador to the European Union from 1993 to 1996. During the Clinton Administration he also served as Special Representative of the President and Secretary of State on Holocaust Issues. From 1977 to 1981 he was Chief Domestic Policy Advisor in the White House to President Carter. He is a trustee of BlackRock Funds and a member of the Board of Directors of Alcatel-Lucent. He served as a member of the Board of Directors of United Parcel Service from 2005 to 2015. He serves on the Advisory Board of GML Ltd., and Office of Cherifien de Phosphates. He has received eight honorary doctorate degrees and awards from the United States, French, German, Austrian, Belgian and Israeli governments. He is the author of “Imperfect Justice: Looted Assets, Slave Labor, and the Unfinished Business of World War II” and “The Future of the Jews: How Global Forces are Impacting the Jewish People, Israel, and its Relationship with the United States.” He currently serves as Special Adviser to Secretary of State Kerry on Holocaust-Era Issues.

Mr. Lavin has served as a member of our Board since September 2008 and is a member of our Audit Committee and of our Nominating Committee. Mr. Lavin has been the Chairman and CEO of Export Now since 2010.  Previously he was Chairman of Edelman Public Affairs for Asia-Pacific and was the Managing Director and Chief Operating Officer of Cushman & Wakefield Investors Asia where he was responsible for building the firm’s private equity business in Asia between 2007 and 2009. Prior to that, between 2005 and 2007, Mr. Lavin served as Under Secretary for International Trade at the United States Department of Commerce. From 2001 to 2005, Mr. Lavin was the U.S. Ambassador to the Republic of Singapore. Between 1996 and 2001, Mr. Lavin worked in Hong Kong and Singapore in senior banking and management positions at Citibank and Bank of America. Earlier in his career, Mr. Lavin served as Deputy Assistant Secretary of Commerce for Asia and the Pacific during the George H.W. Bush Administration. During the Reagan Administration, Mr. Lavin served in the White House as Director of the Office of Political Affairs. He also served as Deputy Executive Secretary of the National Security Council. He is a director of United Overseas Bank.  Mr. Lavin received a B.S. degree from the School of Foreign Service at Georgetown University; a M.S. degree in Chinese Language and History from Georgetown University; a M.A. degree in International Relations and International Economics from the School of Advanced International Studies at the Johns Hopkins University; and an M.B.A. degree in Finance at the Wharton School at the University of Pennsylvania. Mr. Lavin served as a Lieutenant Commander in the U.S. Naval Reserves.

Mr. Barger has served as a member of our Board since December 2008 and is Chairman of our Audit Committee and Chairman of our Compensation Committee. Mr. Barger had a successful 36 year business career in manufacturing and services companies. He retired in February 2008 from YRC Worldwide Inc. (formerly Yellow Roadway Corporation), one of the world’s largest transportation service providers. Mr. Barger served as Executive Vice President and Chief Financial Officer of YRC Worldwide Inc. from December 2000 to August 2007 and from August 2007 until his retirement as advisor to the CEO. From March 1998 to December 2000, Mr. Barger was Vice President and Chief Financial Officer of Hillenbrand Industries, a provider of services and products for the health care and funeral services industries. From 1993 to 1998, Mr. Barger was Vice President of Finance and Chief Financial Officer of Worthington Industries, Inc., a diversified steel processor. Mr. Barger served on the Board of Directors, and was a member of the Audit Committee for his entire nineteen year tenure at Gardner Denver, Inc. until the company’s sale in July 2013, serving as chair of the committee seventeen of those years. He also served on the Board of Directors of Quanex Building Products Corporation for sixteen years, retiring in February 2012. Additionally, he served on the Audit Committee for fourteen years and was its Chair for most of the time he served on the committee. He also serves on the Board of Directors of Precision Aerospace Components, Inc. Mr. Barger received a B.S. degree from the U.S. Naval Academy and an M.B.A. degree from the University of Pennsylvania.

Mr. Crockett has served as a member of our Board since April 2014 and is a member of our Audit Committee. Mr. Crockett is Chairman of the Invesco Mutual Funds Group. He serves as a director of the Investment Company Institute and as a director and audit committee chair of ALPS Property & Casualty Insurance Company. Mr. Crockett is the chairman of Crockett Technologies Associates and a private investor. Mr. Crockett served as President and Chief Executive Officer of COMSAT Corporation from February 1992 until July 1996 and as President and Chief Operating Officer of COMSAT from April 1991 to February 1992. As an employee of COMSAT since 1980, Mr. Crockett held various other operational and financial positions including Vice President and Chief Financial Officer. Mr. Crockett served as a director of Ace Limited from 1995 until 2012 and as a director of Captaris, Inc. from 2001 until its acquisition in 2008, and as Chairman from 2003 to 2008. Mr. Crockett is also a life trustee of the University of Rochester. Mr. Crockett received an A.B. degree from the University of Rochester, a B.S. degree from the University of Maryland, and an M.B.A. degree from Columbia University and holds an honorary Doctor of Law degree from the University of Maryland.

Mr. Schriber has served as a member of our Board since September 2012 and is a member of our Compensation Committee. Mr. Schriber currently is a consultant. He was Chairman of the Public Utilities Commission of Ohio from 1999 to 2010, which oversees the regulation of electric, natural gas, telecommunication, water, and commercial transportation. He also served as the Chairman of the Ohio Power Siting Board from 1999 to 2010. Prior to his public service, he was President of ARS Broadcasting Corp., an owner and operator of radio stations in Indiana, from 1989 to 1997. He also was as an Assistant Professor of Economics at Miami University in Oxford, Ohio from 1977 to 1983. Mr. Schriber served as a member of the Board of Directors of Cincinnati Bell Inc., a diversified telecommunications and technology services company, from 2011 to 2015 and serves as a director of American Transmission Company, an owner and operator of high-voltage electric transmission systems. Mr. Schriber received a Ph.D. degree in Economics from Indiana University, an M.S. degree in Economics from Miami University, and a B.S. degree in Economics from the University of Wisconsin.

Code of Business Conduct and Ethics

The Company has adopted a code of conduct and ethics applicable to all Company employees, including the Executive Chairman, Chief Executive Officer, Chief Financial Officer, Chief Legal Officer and also its directors. The code is available on the Company’s website at www.glbsm.com and is available in print to any stockholder who requests a copy. Any amendment to the code will promptly be posted on the website. The Company intends to satisfy the disclosure requirements under Item 5.05 of Securities Exchange Act Form 8-K regarding any waiver or amendment of the code with respect to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such required information on the Company’s website.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Compensation Philosophy

The objective of our compensation program is aligned with our goal to be a consistently high performing growth company. Our roots and current culture are entrepreneurial, and the compensation philosophy is consistent with those roots and culture. A concise statement of the philosophy is – shareholders win, executives win. Practically, this means a performance-based culture with a compensation system that permits executives and other employees to earn total compensation within the entire spectrum of other peer companies depending upon our performance and our relative performance. More specifically, our current performance-based compensation is formula driven and non-discretionary, adjustable only through negative judgment exercised by our Compensation Committee based on the relative performance of the Company versus its peers and appropriate indices.

Our compensation strategy specifically focuses on, and is intended to influence, total return to stockholders by focusing on growth in operating earnings, including EBITDA, and efficient management of our operations, as measured by return on committed capital and cash flow generation. In determining compensation under our current performance-based plans, we evaluate our earnings, including modified EBITDA and modified cash flow, relative to comparable companies and require a minimum modified EBITDA return on modified committed capital of 20% before awarding performance-based compensation based on our results. Under our current performance-based plans, if the above-mentioned return on committed capital threshold is not met, no performance-based compensation is earned or paid.

We believe that these factors encourage management to meet our objectives and maintain a results-oriented culture. Additionally, the compensation programs are intended to provide competitive compensation to support the successful retention and recruitment of key personnel to meet our business objectives.

Process in Setting Executive Compensation

The Board maintains an independent Compensation Committee, currently composed of Messrs. Barger, Eizenstat and Schriber. The Compensation Committee charter authorizes and directs the Committee, among other things, to:

•	Develop their independent view, with the assistance of management (and advisors, as needed), compensation policies that will clearly articulate the relationship of corporate performance to executive compensation, reward executives for the Company’s progress and attract and retain the highest quality executives;

•	Determine, based on management proposals and assistance, compensation and awards to executives;

•	Adopt and maintain policies and procedures relating to the granting of stock options, restricted stock and other equity-based compensation awards; and

•	Develop, based on management proposals and assistance, the terms of new employment agreements and the amendment of existing employment agreements.

The Committee participates in the development of, and reviews and approves the renewal or modification of, the employment agreements for the Chief Executive Officer, the Chief Financial Officer and the Chief Legal Officer.  The Committee directs the development of, and reviews the renewal or modification of, the employment agreement for the Executive Chairman and submits it to the Board for approval.

Elements of Executive Compensation Arrangements

General.  Our executive compensation arrangements include five components:

•	Base salary
•	Annual bonus
•	Equity incentives
•	401K retirement plan
•	Other benefits

Although we have not adopted any formal guidelines for allocating total compensation among these components, we implement and maintain compensation plans intended to tie a substantial portion of each executive’s overall compensation to the achievement of corporate performance objectives. We view each of the components of the compensation program as distinct but related. We set each of the components separately, but we also review the entire amount of compensation and may make discretionary adjustments in one or more of the individual components based upon the evaluation of the total.  Based upon performance, our executives may receive total compensation well above the median of other peers. Conversely, performance-related compensation, such as annual bonus, may be significantly less than the median of other companies in the metal manufacturing industry, or, indeed, zero.

Our executive compensation program is designed to encourage long-term value creation. With the review and approval of the Committee, we enter into multi-year employment agreements with our executive officers. Mr. Kestenbaum had a three-year agreement running through November 2014, and during fiscal 2015 we extended this agreement through December 31, 2016. We also have employment agreements with Mr. Ragan running through May 2016 and with Mr. Lebowitz’s running through December 2016. Consistent with this approach, we grant our executive officers equity awards with multi-year service periods to encourage them to focus on long-term performance. In order to encourage retention of executive officers, our employment agreements with these officers provide for severance payments if their employment is terminated by the Company without cause or by the executive for good reason.

Also consistent with this approach, we provide only a 401(k) retirement plan to our executive officers and do not provide supplemental retirement benefits. The Committee takes this into consideration in connection with setting other compensation.

Base salary.  The executive employment agreements provide for base salaries. We do not apply specific formulas to determine base salaries. Bases salaries are the product of negotiation with the executive, but we generally seek to establish salaries that we believe are commensurate with the salaries being paid to executive officers serving in similar roles at peer companies, based upon our general familiarity with practices at other companies. In establishing the base salaries of executive officers, we take into account a number of factors, including the executive’s seniority, position, functional role, level of responsibility and individual performance. To date, we have not increased annual base salaries during the terms of the employment agreements.

Annual bonus. In addition to base salaries, our executive officers are eligible to receive annual bonuses. We enter into annual bonus arrangements with our executive officers intended to provide incentives to achieve corporate goals and to achieve individual business goals. We have adopted bonus plans under our 2012 Long-Term Incentive Plan which specify annual awards to our Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Legal Officer based upon modified EBITDA, modified cash flow and a minimum, threshold return on committed capital, as described below. These plans are not discretionary other than the ability of the Compensation Committee to exercise negative discretion to lower amounts awarded. The awards require an increasing percentage of the compensation to be deferred to later periods. In addition, we entered into individual awards, specifying individual performance goals, for Mr. Ragan and Mr. Lebowitz. We also adopted a bonus plan which specified awards to our Executive Chairman, Chief Executive Officer and Chief Legal Officer based upon the achievement of specified levels of total stockholder return during the calendar year ended December 31, 2013.

In determining compensation under our current performance-based plans, we evaluate our earnings, including modified EBITDA and modified cash flow, and require a minimum return on modified committed capital of 20% before awarding performance-based compensation based on our results. If the minimum return on modified committed capital of 20% is not achieved, no performance-based compensation is earned under the plan. In addition, the performance based compensation calculated based upon our modified EBITDA and modified cash flow may be reduced based upon an evaluation of our performance relative to comparable companies and various stock indices, including the S&P Small Cap Index and S&P Mining and Metals Index. Based upon these requirements, the performance-based compensation was negatively adjusted by 12.5% for the calendar year ended December 31, 2013 and by 20% for the calendar year ended December 31, 2012. No negative adjustment was required for the calendar year ended December 31, 2014 or the fiscal year ended June 30, 1015. We monitor performance results on a quarterly basis and review the performance measures annually to make sure our plans and awards remain consistent with the Company’s strategy.

The Company records and reports its results on a June 30 fiscal year basis but historically has paid its executives on a calendar year basis. As a result, we have measured performance and all other metrics as of December 31 of the relevant year. Effective with our 2015 fiscal year (July 1, 2014 – June 30, 2015), we transitioned our compensation program to a fiscal year basis in order to more readily demonstrate the alignment of our performance-based bonus compensation and our reported financial results.

Level One Plan. The Annual Executive Bonus Plan for the Executive Chairman and the Chief Executive Officer (the “Level One Plan”) provides for an annual cash bonus pool based upon annual results. The formula for establishing the pool is fixed in the plan and is not discretionary. The bonus pool amount is calculated as the sum of eight percent of modified EBITDA, as defined in the plan, plus two percent of modified free cash flow, as defined in the plan. In determining modified EBITDA and modified free cash flow, specified one-time costs, such as any restructuring charges, non-recurring items, impairment charges, start-up or shut-down expenses, transaction expenses for acquisitions or dispositions, write-offs of inventory or fixed assets, litigation awards, charges or professional fees related to litigation or threatened litigation and for six months following closing, the results of operations of an acquired company or business which, on a stand-alone basis, including financing costs, does not return the Company’s cost of capital, will be excluded, unless the Committee, in its judgment, determines that such item should not be excluded from the calculation.

The percentage amounts of modified EBITDA and modified free cash flow were set at levels intended to provide superior bonus levels for the Executive Chairman and for competitive bonus levels for the Chief Executive Officer at levels of modified EBITDA and modified cash flow that are proportionately comparable to the results of peer companies and to provide superior bonuses for superior modified EBITDA and modified cash flow results. We believe that the total compensation set for the Executive Chairman is consistent with the value Mr. Kestenbaum brings to the Company.

The payment of any bonus under the Level One Plan is subject to the Company meeting a threshold performance requirement that the fraction determined by dividing modified EBITDA for the applicable annual period by the average committed capital, as defined in the plan, for the applicable annual period, exceed 20%.  We believe that this requirement places a stringent threshold requirement on these bonuses, resulting in no bonuses being awarded under the Level One Plan if the return on capital for the calendar year is less than 20%.

In addition to this threshold, the Committee retains discretion to reduce (but not to increase) the bonuses determined in accordance with the Level One Plan based upon relative performance analysis and its judgment. The relative performance analysis generally focuses on the Company’s growth in operating earnings, return on invested capital and total stockholder return and may be supplemented with other analysis the Committee deems appropriate. The Committee compares the Company’s results with respect to these factors to the results of a peer group of other metal manufacturing companies and relevant equity market indices, including the S&P Small Cap Index and the S&P Metals and Mining Index.

During the fiscal year ended June 30, 2014, the Committee obtained advice from Hay Group with respect to the composition of the peer companies, and based upon this advice, revised the list of peer companies to provide a better business focus while adhering to sound peer group development guidelines and maintaining a fair degree of commonality and overlap with peer groups developed by financial analysts and proxy advisory firms. The revised list of peer companies for the fiscal year ended June 30, 2015 (the “Peer Group”) is set forth below.

Amcol International Corp.	Hayes International Inc.	Materion Corp.	Stillwater Mining Co.
Carpenter Technology	Hecla Mining Co.	Minerals Technologies Inc.	Thompson Creek Metals Co. Inc.
Century Aluminum Company	Horseheads Holding Corp.	Noranda Aluminum Holding
Eagle Materials, Inc.	Intrepid Potash Inc.	RTI International Metals Inc.
Graftech International Ltd.	Kaiser Aluminum Corp.	Schnitzer Steel Industries Inc.

The Committee uses its judgment in making any reductions based upon these factors and may weigh some measures more heavily than others in making determinations.  Based upon its evaluation with respect to the 2014 calendar year and the 2015 fiscal year, the Committee determined that no negative discretion adjustment were required to the amounts indicated by the formula under the Level One Plan (as well as under the Level Two Plan, described below) with respect to the calendar year ended December 31, 2014 or fiscal year ended June 30, 2015. In making an assessment, the Committee carefully compared the Company’s performance against peers and selected indices in several different metrics, including growth in EBITDA and net operating profit, to develop a view on overall relative performance. When those metrics evidence quantitative differences in relative performance between the Company and its peers in growth in operating earnings and return on committed capital, negative judgment may be used, as it was in the years ended December 31, 2013 and December 31, 2012.

The Level One Plan is intended to comply with requirements of Section 162(m) of the Code, pertaining to performance-based compensation, and accordingly, the bonus pool is capped at a maximum of $20 million, although the aggregate bonus pool amount has been significantly lower.

Mr. Kestenbaum, as the founder of the Company and in view of his business experience, has special insight into the industry and the Company’s strategic position in the industry. He principally has focused on growth, business development and other strategic issues. Further, in his position as Executive Chairman, he helps maintain separate oversight of management and provides an interface between the Board and management. Mr. Bradley, as Chief Executive Officer, principally focused on managing and directing operational matters, including in conjunction with the Chief Financial Officer, financial and administrative matters, including periodic reporting. In recognition of the special contributions of Mr. Kestenbaum, as the founder of the Company, in setting the growth strategy for the Company, and in recognition that it would be extremely difficult to find a suitable replacement for Mr. Kestenbaum, the Executive Chairman has been entitled to 70% of the Level One Plan pool amount, and the Chief Executive Officer has been entitled to 30% of the Level One Plan pool amount. Mr. Kestenbaum, upon Mr. Bradley’s resignation, took on the additional position of Chief Executive Officer effective August 31, 2015, and in view of the additional responsibilities associated with this positon the Committee has granted Mr. Kestenbaum 100% of the Level One Plan pool amount for the fiscal year ending June 30, 2016.

The Committee made awards under the Level One Plan with respect to calendar 2014, and in order to transition to a fiscal year performance period, made similar awards with respect to fiscal year 2015. In order to avoid overlap with the award granted with respect to calendar 2014, 50% of the amount paid with respect to the calendar 2014 award was credited against the amount due with respect to the fiscal 2015 award.

All payments under the Level One Plan are made in accordance with a deferral schedule which provides that 20% of the payout will be deferred for pool amounts between $2 million and $5 million, increasing incrementally to 100% for pool amounts between $15 million and $20 million. All deferred amounts are awarded in restricted stock units (RSUs) that settle in cash, vest proportionally over three years and are not paid out until the end of the third year. The Committee and the Board view the deferral of a significant portion of the bonuses into RSUs, which ties the deferred amounts to the performance of the Stock, as important to further incentivize participants in the Level One Plan.

A separate deferral plan permits voluntary deferral into RSUs of the cash portions not required to be deferred, up to a maximum of 50 percent of salary and 50 percent of the bonus amount (up to $1 million), and provides a 20% match in the form of additional RSUs on voluntarily deferred amounts.  RSUs granted with respect to voluntarily deferred amounts also vest over three years but are not paid out until the end of the third year.

Level Two Plan.  The Annual Executive Bonus Plan for the Chief Financial Officer and the Chief Legal Officer (the “Level Two Plan”) provides for a formulaic, non-discretionary (other than negative discretion) annual cash bonus based upon annual results. These awards also are intended to constitute performance-based compensation under Section 162(m) of the Code. The thresholds and percentage amounts for these awards were set at levels intended to provide competitive bonuses at levels of modified EBITDA and modified cash flow that are proportionately comparable to the results of peer companies and to provide superior bonuses for superior results.

Mr. Ragan’s award provides that he would receive a payment with respect to each of calendar years 2014 and 2015, calculated as a percentage of modified EBITDA and modified free cash flow for such years. If 80% of modified EBITDA plus 20% of modified free cash flow for such year is equal to or less than $160,000,000, the total of Mr. Ragan’s award and individual bonus (described below) is capped at $1,000,000. If 80% of modified EBITDA plus 20% of modified free cash flow for such year exceeds $160,000,000, the award is capped at $1,200,000. In order to transition to a fiscal year performance period, the Committee made similar awards with respect to each of fiscal years 2015 and 2016. In order to avoid overlap with the award granted with respect to calendar 2014, 50% of the amount paid with respect to the calendar 2014 award was credited against the amount due with respect to the fiscal 2015 award and 50% of any amount payable with respect to the calendar 2015 award will be credited against any amount due with respect to the fiscal 2016 award.

In addition to the award, Mr. Ragan was entitled to an annual bonus of up to $200,000 with respect to calendar year 2014 and is entitled to an annual bonus with respect to calendar year 2015, based upon Mr. Ragan achieving certain individual performance goals adopted, or to be adopted, by the Compensation Committee in consultation with the Executive Chairman and the Chief Executive Officer with respect to such years. In order to transition to a fiscal year performance period, the Committee made similar bonus grants with respect to each of fiscal years 2015 and 2016. In order to avoid overlap with the bonus granted with respect to calendar 2014 and calendar 2015, 50% of the amount paid with respect to the calendar 2014 bonus was credited against the amount due with respect to the fiscal 2015 bonus and 50% of the amount payable with respect to the calendar 2015 bonus will be credited against any amount due with respect to the fiscal 2016 bonus.

Mr. Lebowitz’s award provides that he would receive a payment with respect to each of calendar years 2014 and 2015, calculated as a percentage of modified EBITDA and modified free cash flow for such years. If (a) 80% of modified EBITDA plus 20% of modified free cash flow for the calendar year is equal to or less than $160,000,000, the total of Mr. Lebowitz’s award and individual bonus (described below) is capped at $900,000 in each of 2014 and 2015, and (b) if 80% of modified EBITDA plus 20% of modified free cash flow for the calendar year exceeds $160,000,000, the award is capped at $1,100,000 in each of calendar years 2014 and 2015. In order to transition to a fiscal year performance period, the Committee made similar awards with respect to each of fiscal years 2015 and 2016. In order to avoid overlap with the award granted with respect to calendar 2014, 50% of the amount paid with respect to the calendar 2014 award was credited against the amount due with respect to the fiscal 2015 award and 50% of any amount payable with respect to the calendar 2015 award will be credited against any amount due with respect to the fiscal 2016 award.

In addition to the award, Mr. Lebowitz was entitled to an annual bonus of up to $180,000 with respect to calendar year 2014 and is entitled to an annual bonus with respect to calendar year 2015, based on achieving certain individual performance goals adopted, or to be adopted, by the Compensation Committee in consultation with the Executive Chairman and the Chief Executive Officer with respect to such years. In order to transition to a fiscal year performance period, the Committee made similar bonus grants with respect to each of fiscal years 2015 and 2016. In order to avoid overlap with the bonus granted with respect to calendar 2014 and calendar 2015, 50% of the amount paid with respect to the calendar 2014 bonus was credited against the amount due with respect to the fiscal 2015 bonus and 50% of the amount payable with respect to the calendar 2015 bonus will be credited against any amount due with respect to the fiscal 2016 bonus.

Payments under the Level Two Plan are made in accordance with a deferral schedule which provides that no amounts will be deferred if the sum of 80% of modified EBITDA plus 20% of modified free cash flow is below $70,000,000, increasing incrementally to 37.7% if the sum of 80% of modified EBITDA plus 20% of modified free cash flow equals or exceeds $200,000,000. All deferred amounts are awarded in RSUs that settle in cash, vest proportionally over three years and are not paid out until the end of the third year.

The payment of any award under the Level Two Plan is subject to the Company meeting the threshold performance requirement that the fraction determined by dividing modified EBITDA for the applicable annual period divided by the average committed capital, as defined in the Level One Plan, for the year, exceed 20%. In determining all results, specified one-time costs, as described above, will be excluded, unless the Committee, in its judgment, determines that such item should not be excluded from the calculation. In addition the Committee retains discretion to reduce the deferred awards determined by the Level Two Plan based upon relative performance analysis and other factors, as described above. Based upon its evaluation with respect to the 2014 calendar year and the 2015 fiscal year, and in particular with a view of the Company’s relative performance in comparison to its peers, the Committee did not make a negative discretion adjustment from the amount indicated by the formula under the Level Two Plan with respect to the calendar year ended December 31, 2014 or the fiscal year ended June 30, 2015.

Individual Awards. In addition to the Level One Plan and the Level Two Plan, which are based upon our corporate performance, as discussed above, we have entered into individual bonus arrangements with Mr. Ragan and Mr. Lebowitz to pay additional bonuses based upon the achievement of individual performance goals.

Equity incentives. We believe that long-term performance is also incentivized through an ownership culture that encourages performance by executive officers through the grants of stock appreciation rights, stock options or restricted stock units. The Company’s equity awards have been made to provide executive officers with incentives to help align their interests with the interests of the Company’s stockholders. We believe that equity awards are an important retention tool for the executive officers.  The Company’s equity award amounts are not formulaic and rather are discretionary. As can be seen through an examination of past practice, executive officers have not received equity awards every year, but instead, through the end of fiscal year 2015, typically have received equity awards every two years.

In the fiscal year ended June 30, 2015, we awarded the executive officers cash settled stock appreciation rights in the amounts indicated in the Grant of Plan-Based Awards table. The awards have an exercise price equal to the fair market value per share on the date of grant, a term of five years and vesting over three years from the date of the grant. The amounts were determined as a ratio to salary and also reflected performance factors in addition to those formally considered in connection with the plans.

Retirement benefits.  Certain of the Company’s U.S. employees, including executive officers, are eligible to participate in the Company’s 401(k) plans. The 401(k) plans are intended to qualify as a tax qualified plan under Section 401 of the Code. The 401(k) plans provide that each participant may contribute a portion of his or her pretax compensation, up to a statutory limit, and that contribution receives a 25% match by the Company, up to 6% of salary, with a cap on salary. The Company does not provide supplemental retirement benefits to its executive officers, and the Committee takes this into consideration in connection with setting other compensation.

In fiscal 2012, the Committee approved the establishment of an Executive Deferred Compensation Plan. The plan permits the executive officers each calendar year to voluntarily elect to defer the receipt of up to 50% of their base salary and up to 50% of their annual cash bonus, up to an aggregate maximum of $1,000,000 for that year, into a deferral account maintained by the Company.

The participants may elect that amounts deferred be deemed to be invested in restricted stock units representing the right to receive in cash the value per share of the Company’s common stock based upon the fair market value on the specified payment date and/or one or more investment funds to be specified by the Committee. If a Participant elects that part or all of their annual bonus deferral amount be deemed invested in RSUs, the Company will credit to the participant’s deferral account an additional amount equal to 20% of such bonus deferral. The Company made this matching commitment because it seeks to reward participants who choose to align themselves with stockholders and defer already earned compensation and align it squarely with the performance of the Company’s stock performance. The matching contribution for each year will vest in accordance with the terms of the applicable bonus plan, subject to acceleration as specified in the bonus plan or the participant’s employment agreement.

A participant may elect to have payment of the vested deferred amounts begin as of the sixth month anniversary of their separation from service or a January date that is not less than three years after the year in which the election is made or later than the January following the participant’s sixty-fifth birthday (or such other period established by the Committee). Payment would be accelerated upon death, disability or other separation from service, and a participant may elect upon initial deferral that payment be accelerated upon a change in control of the Company.

Other benefits.  The Company provides medical insurance to certain full-time employees, including executive officers. Unlike many of our peer companies, our executive officers generally do not receive perquisites, which is a factor the Committee considers in determining other compensation. From time to time, the Company has provided relocation expenses in connection with the relocation of executive officers to the geographic area of the Company’s corporate headquarters. We intend to continue to provide relocation expenses in the future, as necessary, to obtain the services of qualified individuals.

Clawback. The Level One Plan and the Level Two Plan, because their awards are determined based upon the Company’s financial results, include clawback provisions which provide that if the Board determines that (a) there was executive misconduct during an applicable period in the preparation of the financial results for that period that results in a restatement, (b) the restatement is material and (c) the executive is found to have actively participated in such executive misconduct, the Committee will determine the extent, if any, that (x) the achievement of the threshold performance requirements were overstated as a result of the restatement and (y) a portion or all of the award will be returned to the Company.

Ownership requirements. The Board has established ownership requirements of 20 times base salary for the Executive Chairman, 10 times base salary for the Chief Executive Officer and 5 times base salary for the Chief Financial Officer and the Chief Legal Officer. The Executive Chairman currently owns shares with a value substantially in excess of 20 times his base salary.  The Chief Executive Officer is required to meet this requirement within five years from adoption in October 2010. The Chief Legal Officer is required to meet this requirement within five years from adoption in February 2013. The Chief Financial Officer is required to meet this requirement within five years of his start date of employment in May 2013. The ownership requirements are staged and with certain amounts needing to be met each of the years of the period. For the purposes of these requirements, the value of common stock is measured at the end of each quarter based upon the closing stock price, the value of vested and unvested options is based on each option’s estimated after-tax value divided by the closing stock price and the value of vested and unvested RSUs is based on the RSUs’ estimated after-tax value divided by the closing stock price. If an executive officer chooses to use proceeds of an option or RSU exercise to purchase equity required by this policy, the Company will pay the brokerage commissions associated with such purchase.

Federal Tax Considerations Under Code Sections 162(m) and 409A

Section 162(m) of the Code limits the Company’s deduction for federal income tax purposes to not more than $1,000,000 of compensation paid to specified executive officers in a calendar year. Compensation above $1,000,000 may be deducted if it is performance-based compensation within the meaning of Section 162(m).  To maintain flexibility in compensating our executive officers in a manner designed to promote our objectives, we have not adopted a policy that requires all compensation to be deductible.  However, we evaluate the effects of the compensation limits of Section 162(m) on any compensation we approve and expect to provide future compensation in a manner consistent with the Company’s best interests.  In this regard, the Level One Plan and the Level Two Plan are intended to qualify as performance-based compensation plans.

Section 409A of the Code addresses the tax treatment of nonqualified deferred compensation benefits and provides for significant taxes and penalties in the case of payment of nonqualified deferred compensation.  We currently intend to structure our executive compensation programs to avoid triggering these taxes and penalties under Section 409A.

Accounting Considerations

The Company recognizes share-based compensation in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation–Stock Compensation (ASC 718). Under ASC 718, the Company is required to estimate and record an expense for each award of equity compensation, including stock options, over the vesting period of the award.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

THE COMPENSATION COMMITTEE
Donald G. Barger, Jr., Chairman
Alan Schriber
Stewart Eizenstat

EXECUTIVE COMPENSATION

Summary Executive Officer Compensation Table

The following table sets forth annual compensation for the fiscal years ended June 30, 2015, 2014 and 2013 of our executive chairman, our principal executive officer, our principal financial officer and our chief legal officer. We refer to these persons as our “Named Executive Officers.”

	Fiscal			Stock	Option	Non-Equity Incentive Plan	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards (1)	Compensation (2)	Compensation (3)	Total

Alan Kestenbaum	2015	$995,000	$-	$-	$-	$6,231,610	$174,919	$7,401,529
Executive Chairman	2014	995,000	-	-	2,965,663	5,947,148	55,188	9,962,999
and Director	2013	995,000	-	-	-	2,128,000	3,731	3,126,731
Jeff Bradley	2015	700,000	-	-	3,040,400	2,670,690	50,975	6,462,065
Chief Executive Officer (4)	2014	700,000	-	-	1,735,955	2,573,742	3,900	5,013,597
	2013	700,000	-	-	-	912,000	4,075	1,616,075
Joseph Ragan	2015	450,000	200,000	-	69,100	767,290	50,400	1,536,790
Chief Financial Officer (5)	2014	450,000	200,000	-	1,115,972	420,483	25,599	2,212,054
	2013	53,125	161,986	-	-	-	638	215,749
Stephen Lebowitz	2015	375,000	180,000	-	69,100	300,303	103,975	1,028,378
Chief Legal Officer	2014	375,000	180,000	-	1,768,893	605,213	5,525	2,934,631
	2013	277,740	152,000	-	-	93,000	3,887	526,627

(1)	Reflects awards of options and/or cash settled stock appreciation rights. Award valuation was performed using a Black-Scholes option pricing model on the date of grant. Life was estimated based on the average of the vesting term and contractual life of the award. The risk free rate used in the model was the zero-coupon government bond interest rate at the time of option grant of the instrument with the term closest to the estimated option life. The expected dividend yield is estimated over the expected life of the awards based on our historical annual dividend activity. Volatility reflects movements in our stock price over the most recent historical period equivalent to the expected life of the awards. However, since historical trading data related to the Company’s common stock does not exceed the expected life of certain awards, the expected volatility over the term of these awards is estimated using the historical volatility of similar companies.

(2)	Incentive compensation under the Level One Plan and the Level Two Plan for 2014 and 2013 was calculated based upon the calendar year. The amounts shown for fiscal year 2014 are composed of the portion of the awards paid with respect to the six months ended December 31, 2013 and the portion of the awards accrued with respect to the six months ended June 30, 2014, and the amounts shown for fiscal year 2013 are composed of the portion of the awards paid with respect to the six months ended December 31, 2012 and the portion of the awards accrued with respect to the six months ended June 30, 2013.

(3)	In fiscal year 2015, Mr. Kestenbaum’s Other Compensation includes the services of a tax advisor ($87,309), the services of a driver ($45,560), Company 401K plan contributions, automobile lease expenses and parking fees, and Mr. Ragan’s Other Compensation includes housing expenses ($29,520), travel expenses ($17,880) and Company 401K plan contributions. In fiscal 2015, Mr. Bradley’s Other Compensation includes relocation expenses ($47,000) and Company 401K plan contributions, and Mr. Lebowitz’s Other Compensation includes relocation expenses ($100,000) and Company 401K plan contributions.

(4)	Mr. Bradley resigned effective August 31, 2015.

(5)	Mr. Ragan was appointed to be Chief Financial Officer effective May 20, 2013.

Grants of Plan-Based Awards

The following table sets forth information regarding grants awards that we made during the fiscal year ended June 30, 2015 to each of the Named Executive Officers. The non-equity awards were made under the Level One Plan and the Level Two Plan.

Name	Grant Date	Threshold	Estimated Future Payouts Under Non- Equity Incentive Plan Awards Target	Maximum		All Other Stock Awards: Number of Share of Stock or Units	All Other Option Awards: Number of Securities Underlying Option		Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		$	$(1)	$		(#)	(#)(3)		$(5)	$
Alan Kestenbaum	9/23/14	-	5,985,000		(2)
Jeff Bradley	9/23/14	-	2,565,000		(2)
	4/24/15					-	440,000	(4)	21.17	3,040,400
Joseph Ragan	9/23/14	-	709,000	1,200,000	(2)
	4/24/15					-	10,000		21.17	69,100
Stephen Lebowitz	9/23/14	-	638,000	1,100,000	(2)
	4/24/15					-	10,000		21.17	69,100

(1)	The payment of any award under the Level One Plan and the Level Two Plan is subject to the Company meeting a threshold performance requirement that the fraction determined by dividing modified EBITDA by the committed capital for the year exceeding 20%. The Target amounts shown assume that the Company meets the return on capital requirement.

(2)	Under the Level One Plan, the potential bonus pool is capped at a maximum of $20 million, although the aggregate bonus pool amount is expected to be significantly lower. The Executive Chairman is entitled to 70% of the pool amount, and the Chief Executive Officer is entitled to 30% of the pool amount. In order to avoid overlap with the award granted to the executive on March 29, 2014 with respect to the calendar year ended December 31, 2014 (the “2014 Calendar Year Award”), 50% of the amount paid to the executive with respect to the 2014 Calendar Year Award will be credited against any amount due with respect to this award.

(3)	Awards of cash settled stock appreciation rights. The awards vest in thirds on the first, second and third anniversary of the grant date.

(4)	Awards were forfeited upon Mr. Bradley’s resignation on August 31, 2015.

(5)	Per share exercise price of cash settled stock appreciation rights or stock options.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about outstanding stock options, cash settled stock appreciation rights and restricted shares held by our Named Executive Officers at June 30, 2015.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($/Share)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)

Alan Kestenbaum	468,750	31,250	(1)	18.81	08/11/16
	61,956	123,910	(2)	21.36	03/20/19
	141,336	282,670	(3)	12.54	08/20/18
						108,578	(4)	1,921,831
Jeff Bradley	246,093	16,407	(1)	18.81	08/11/16
	99,432	198,863	(3)	12.54	08/20/18
	29,058	58,115	(2)	21.36	03/20/19
	-	440,000	(7)	21.17	04/24/20
Joseph Ragan	63,921	127,840	(5)	12.54	08/20/18
	18,680	37,360	(2)	21.36	03/20/19
	-	10,000	(7)	21.17	04/24/20
Stephen Lebowitz	64,453	4,297	(1)	18.81	08/11/16
	7,862	15,723	(6)	11.28	07/08/23
	53,267	106,534	(3)	12.54	08/20/18
	-	10,000	(7)	21.17	04/24/20

(1)	Option vests quarterly over four years through August 11, 2015.
(2)	Cash settled SARs vesting annually through March 20, 2017.
(3)	Cash settled SARs vesting annually through August 20, 2016.
(4)	Restricted shares vest on November 13, 2020.
(5)	Option vests annually over three years through August 20, 2016.
(6)	Cash settled SARs become exercisable January 8, 2017.
(7)	Cash settled SARs vesting annually through April 24, 2018.

Option Exercises and Stock Vested

The table below summarizes the cash settled stock appreciation rights exercised and the restricted stock awards vested during the year ended June 30, 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired On Vesting (#)	Value Realized on Vesting ($)
Alan Kestenbaum	—	$—	—	$—
Jeff Bradley	—	$—	—	$—
Joseph Ragan	—	$—	—	$—
Stephen Lebowitz	50,000	$408,000	—	$—

(1) The value realized on exercise equals number of share rights multiplied by the share market value on exercise date less exercise price.

Nonqualified Deferred Compensation

The following table provides information about compensation deferred on a non-tax qualified basis during our fiscal year ended June 30, 2015 by each of our Named Executive Officers.

Name	Registrant Contributions in Last FY ($)(1)	Aggregate (Loss)/ Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at last FYE ($)

Alan Kestenbaum	1,641,099	(1,545,962)	4,856,747	4,186,040
Jeff Bradley	703,328	(551,358)	2,082,999	1,919,500
Joseph Ragan	48,161	7,995	-	56,156
Stephen Lebowitz	-	(55,945)	224,605	103,958

(1) Under the Level One Plan and the Level Two Plan, payouts are made in accordance with deferral schedules which requires that certain bonus amounts be deferred. All deferred amounts are awarded in restricted stock units (RSUs) that settle in cash, vest proportionally over three years and are not paid out until the end of the third year. The entries reflect the amounts of the Named Executive Officers’ cash bonus that were required to be deferred during our fiscal year ended June 30, 2015. The aggregate earnings reflect the net increase or decrease in the value of the stock during the fiscal year, and the aggregate balances at last fiscal year end reflect the closing price of the common stock on June 30, 2015.

Summary Director Compensation Table

The following table sets forth information regarding compensation earned during our fiscal year ended June 30, 2015 by our non-employee directors.

	Fees Earned	Option	Non-Equity
Name	or Paid in Cash	Awards	Awards(6)	Total
Donald G. Barger, Jr. (1)	$91,200	$9,000	$51,000	$151,200
Bruce L. Crockett (2)	32,175	139,250	51,000	222,425
Stuart E. Eizenstat (3)	53,425	9,000	51,000	113,425
Franklin L. Lavin (4)	65,760	9,000	51,000	125,760
Alan R. Schriber (5)	55,700	9,000	51,000	115,700

(1) At fiscal year end, Mr. Barger held 15,087 unexercised cash settled stock appreciation rights (SARs) and 44,849 option awards (whether or not exercisable).

(2) At fiscal year end, Mr. Crockett held 2,303 unexercised SARs and 26,226 option awards (whether or not exercisable).

(3) At fiscal year end, Mr. Eizenstat held 15,087 unexercised SARs and 44,849 unexercised option awards (whether or not exercisable).

(4) At fiscal year end, Mr. Lavin held 15,087 unexercised SARs and 17,849 unexercised option awards (whether or not exercisable).

(5) At fiscal year end, Mr. Schriber held 15,087 unexercised SARs and 31,216 unexercised option awards (whether or not exercisable).

(6) For each director, reflects an award of cash settled restricted stock units with a grant date fair value of $39,000 and an award of SARs with a grant date fair value of $12,000. Each director held 2,098 cash settled restricted stock units at fiscal year end (whether or not exercisable).

Employment Agreements

The following is a description of the terms of the employment agreements with each of the Named Executive Officer. Each of the agreement also provides for certain payments upon death or disability and certain payments and severance upon termination by the Company without cause or termination by the executive for good reason as described below in “Potential Payments upon Termination or Change of Control.”

Alan Kestenbaum. On February 22, 2015, following approval by the Compensation Committee, we amended the employment agreement with Mr. Kestenbaum to extend the term of the original agreement to December 31, 2016 and to make certain other changes. In accordance with the agreement, Mr. Kestenbaum continues to serve as our Executive Chairman. The agreement also provides that throughout the term of the agreement, we shall seek election of Mr. Kestenbaum to the Board. At the time of Mr. Bradley’s departure, Mr. Kestenbaum assumed the additional role of Chief Executive Officer through the closing of the Proposed Business Combination.The agreement provides that Mr. Kestenbaum’s annual base salary is $995,000, subject to any increase as determined by the Compensation Committee. Mr. Kestenbaum is eligible for an annual bonus pursuant to the Company’s Level One Plan and other bonuses, stock options and/or other stock benefits at the discretion of the Board. Furthermore, Mr. Kestenbaum is entitled to certain insurance and leave benefits. The agreement requires Mr. Kestenbaum to protect the confidentiality of the Company’s proprietary and confidential information, and it further provides, if he is terminated for cause, resigns without good reason or is terminated or resigns in connection with a change of control, that for two years after termination he will not directly compete with the Company, seek to solicit the Company’s customers or hire the Company’s employees.

Jeff Bradley. On July 5, 2011, we entered into a new employment agreement with Mr. Bradley, following approval by the Compensation Committee. Mr. Bradley’s annual base salary was $700,000, subject to any increase as determined by the Compensation Committee. Mr. Bradley was eligible for an annual bonus pursuant to the Level One Plan and other bonuses, stock options and/or other stock benefits at the discretion of the Board. Furthermore, Mr. Bradley was entitled to certain insurance and leave benefits. The agreement requires Mr. Bradley to protect the confidentiality of the Company’s proprietary and confidential information and it further provides, if he is terminated for cause, resigns without good reason or is terminated or resigns in connection with a change of control, that for two years after termination he will not directly compete with the Company, seek to solicit the customers or hire the Company’s employees. Effective August 31, 2015, Mr. Bradley resigned from his position as Chief Executive Officer and Chief Operating Officer.

Joseph Ragan. On May 30, 2013, we entered into a new employment agreement with Mr. Ragan. In accordance with the agreement, Mr. Ragan serves as our Chief Financial Officer. The agreement provides for a three year term, effective as of May 21, 2013. At the end of the term, the term will automatically be extended for successive one year periods, unless either the Company or Mr. Ragan has provided the other with at least 90 days prior written notice of its or his intention to allow the agreement to expire. Mr. Ragan’s annual base salary is $450,000, subject to any increase as determined by the Compensation Committee. The agreement provides for the payment of a performance bonus based upon “modified EBITDA” and “modified free cash flow” for the calendar years 2013, 2014 and 2015. In addition, Mr. Ragan is also entitled to an additional annual bonus with respect to calendar years 2013, 2014 and 2015, based on achieving certain individual performance goals to be adopted by the Compensation Committee in consultation with the Executive Chairman and the Chief Executive Officer with respect to such years. Mr. Ragan is also eligible for bonuses pursuant to the Company’s 2012 Long-Term Incentive Plan. Furthermore, Mr. Ragan is entitled to certain insurance and leave benefits. The agreement requires Mr. Ragan to protect the confidentiality of the Company’s proprietary and confidential information and it further provides, if he is terminated for cause, resigns without good reason or is terminated or resigns in connection with a change of control, that for two years after termination he will not directly compete with the Company, seek to solicit the customers or hire the Company’s employees.

Stephen Lebowitz. On July 8, 2013, we entered into a new employment agreement with Mr. Lebowitz. In accordance with the agreement, Mr. Lebowitz continues to serve as our Chief Legal Officer. The agreement provides for a three year and six month term, effective as of June 20, 2013. At the end of the term, the term will automatically be extended for successive one year periods, unless either the Company or Mr. Lebowitz has provided the other with at least 90 days prior written notice of its or his intention to allow the agreement to expire. Mr. Lebowitz’s annual base salary is $375,000, subject to any increase as determined by the Compensation Committee. The agreement provides for the payment of a performance bonus based upon “modified EBITDA” and “modified free cash flow” for the calendar years 2013, 2014, and 2015. In addition, Mr. Lebowitz is also entitled to an additional annual bonus with respect to calendar years 2013, 2014, and 2015, based on achieving certain individual performance goals to be adopted by the Compensation Committee in consultation with the Executive Chairman and the chief executive officer with respect to such years. Mr. Lebowitz is also eligible for bonuses pursuant to the Company’s 2012 Long-Term Incentive Plan. Furthermore, Mr. Lebowitz is entitled to certain insurance and leave benefits. The agreement requires Mr. Lebowitz to protect the confidentiality of the Company’s proprietary and confidential information and it further provides, if he is terminated for cause, resigns without good reason or is terminated or resigns in connection with a change of control, that for two years after termination he will not directly compete with the Company, seek to solicit the customers or hire the Company’s employees.

Potential Payments upon Termination or Change of Control

The employment agreements the company has entered with Mr. Kestenbaum, Mr. Ragan and Mr. Lebowitz provide that if the executive’s employment terminates by reason of his death or disability, he would be entitled to payment of all vested and unvested incentive awards, payment of pro rata incentive awards for the then current plan year and, in the case of Mr. Kestenbaum, full vesting of the his long-term stock award. If the executive’s employment is terminated without cause or if he resigns for good reason, he would be entitled to receive the foregoing items plus a lump sum severance payment comprised of a multiple of his base pay and the value of his Incentive Awards and the pre-tax cost of between one and two years’ COBRA coverage for himself and his family under the Company’s health plans. Nonrenewal of the term by the Company shall be treated as a termination without cause. The multiple for Mr. Kestenbaum is 2.0, for Mr. Ragan is 1.0 and for Mr. Lebowitz is 1.0. Mr. Bradley’s employment agreement also included similar termination provisions, but his agreement was terminated without a termination payment upon his voluntary resignation.

If the executive’s employment is terminated by the Company during the six-month period before or the two-year period after a change of control of the Company as defined in the agreement (the “Protection Period”) (other than for cause, disability or as a result of his death), or if he terminates his employment during the Protection Period for good reason, the executive shall be entitled to the same payments as upon termination without cause or for good reason, except that the lump sum severance payment shall be an amount equal to a multiple of the sum of his average base pay and his average Incentive Awards for the past five years. The multiple for Mr. Kestenbaum is one dollar less than three times, for Mr. Ragan is 1.0 and for Mr. Lebowitz is 1.5 If the payments to the executive upon termination following a change of control would be subject to the excise tax under Section 4999 of the Code, a nationally recognized certified public accounting firm selected by the Company shall determine whether to reduce the payments so that the value shall not exceed the safe harbor amount specified in Section 280G(b)(3) of the Code. The payments shall be reduced if the accounting firm determines that the executive would receive a greater net-after tax amount if the aggregate payments were so reduced.

Under the agreements, “good reason” generally means: a material reduction of compensation, the assignment of duties substantially inconsistent with, or a reduction of, responsibilities then in effect or a material breach of the agreement. With respect to the Executive Chairman and Chief Executive Officer, “cause” generally means conviction of a felony causing material harm to the Company or any crime involving material fraud or embezzlement with respect to the Company’s property or a breach of the agreement after written notice and thirty days opportunity to cure, and with respect to the Chief Financial Officer and Chief Legal Officer, “cause” generally means indictment or conviction of a felony or any crime involving moral turpitude, dishonesty, fraud or embezzlement, failure to perform duties as reasonably directed or a breach of a material term of the agreement after written notice and thirty days opportunity to cure or commission of any act involving bad faith, moral turpitude, dishonesty, fraud, embezzlement, disloyalty or other similar conduct.

The table below reflects the amount of compensation to each of our Named Executive Officers upon termination of such executive’s employment following: voluntary resignation, involuntary termination not-for-cause or voluntary termination for good reason, involuntary termination for cause, termination on death or disability and termination following a change of control. The amounts shown assume that such termination was effective on June 30, 2015 and thus include amounts earned through such time and estimates of amounts that would be paid out to the executives on their termination. The actual amount to be paid can only be determined at the time of such executive’s termination.

		By Company
		Without
		Cause or by				Following a
		Officer for	By Company			Change of
Named Executive Officer	Voluntary	Good Reason	for Cause	Death	Disability	Control

Alan Kestenbaum
Salary and Bonus	-	16,562,000	-	3,824,000	3,824,000	39,773,564
Continuation of Benefits	-	59,034	-	-	-	59,034
Incentive Award granted/vested in prior year	-	2,187,871	-	-	-	-
Value of Accelerated Incentive Awards	-	1,458,577	-	1,458,577	1,458,577	1,458,577
Value of Accelerated Long Term Award (1)	-	1,921,831	-	1,921,831	1,921,831	1,921,831
Total	-	22,189,312	-	7,204,408	7,204,408	43,213,005

Jeff Bradley (2)
Salary and Bonus	-	7,238,500	-	1,639,000	1,639,000	12,401,763
Continuation of Benefits	-	51,504	-	-	-	51,504
Incentive Award granted/vested in prior year	-	769,601	-	-	-	-
Value of Accelerated Incentive Awards	-	1,026,133	-	1,026,133	1,026,133	1,026,133
Total	-	9,085,738	-	2,665,133	2,665,133	13,479,400

Joseph Ragan
Salary and Bonus	-	1,873,000	-	621,000	621,000	2,222,830
Continuation of Benefits	-	30,644	-	-	-	30,644
Incentive Award granted/vested in prior year	-	356,036	-	-	-	-
Value of Accelerated Incentive Awards	-	659,654	-	659,654	659,654	659,654
Total	-	2,918,334	-	1,280,654	1,280,654	2,913,128

Stephen Lebowitz
Salary and Bonus	-	868,000	187,500	493,000	493,000	2,038,934
Continuation of Benefits	-	33,803	-	-	-	33,803
Incentive Award granted/vested in prior year	-	325,330	-	-	-	-
Value of Accelerated Incentive Award	-	650,657	-	650,657	650,657	650,657
Total	-	1,877,789	187,500	1,143,657	1,143,657	2,723,393

(1)	The amount represents the intrinsic value of the accelerated amount of the stock awards, based upon the closing price per share of $17.70 on June 30, 2015 on NASDAQ.

(2)	Mr. Bradley voluntarily resigned effective August 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of October 13, 2015, there were 73,759,990 shares of Stock outstanding. The following table sets forth certain information regarding beneficial ownership of Stock as of October 13, 2015 by each stockholder known by us to be the beneficial owner of more than 5% of Stock, each of our Named Executive Officers, each of our current directors and for all current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of Stock that may be acquired by an individual or group within 60 days of October 13, 2015, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 73,759,990 shares of Stock outstanding on October 13, 2015. Brokers or other nominees may hold shares of our Stock in “street name” for customers who are the beneficial owners of the shares. As a result, we may not be aware of each person or group of affiliated persons who own more than 5% of our Stock.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Globe Specialty Metals, Inc., 600 Brickell Avenue, Suite 3100, Miami, FL 33131.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Directors and Executive Officers:
Alan Kestenbaum (1)	9,387,388	12.6
Jeff Bradley	40,000	*
Joseph Ragan (2)	127,841	*
Stephen Lebowitz (3)	68,750	*
Stuart E. Eizenstat (4)	33,260	*
Donald G. Barger, Jr. (5)	36,819	*
Bruce L. Crockett (6)	1,226	-
Franklin L. Lavin (7)	22,289	*
Alan R. Schriber (8)	24,206	*
All directors and executive officers as a group (8 individuals)	9,701,779	13.2
Five Percent Stockholders:
Blue Harbour Group, LP (9)	5,781,089	7.8
646 Steamboat Road Greenwich, Connecticut 06830
BlackRock, Inc. (10) 40 East 52nd Street New York, New York 10022	5,555,106	7.5
The Vanguard Group (11)	4,270,379	5.8
100 Vanguard Blvd. Malvern, Pennsylvania 19355
Entities affiliated with Corsair Capital Management, L.P. (12)	4,011,435	5.4
Baron Capital Group (13) 767 Fifth Avenue, 49th Floor New York, New York 10153	4,000,000	5.4

*	Less than one percent (1%).
(1)	Includes 500,000 shares issuable upon exercise of options within 60 days of October 13, 2015.
(2)	Includes 127,841 shares issuable upon exercise of options within 60 days of October 13, 2015.
(3)	Includes 68,750 shares issuable upon exercise of options within 60 days of October 13, 2015.
(4)	Includes 28,181 shares issuable upon exercise of options within 60 days of October 13, 2015.
(5)	Includes 28,181 shares issuable upon exercise of options within 60 days of October 13, 2015.
(6)	Includes 1,226 shares issuable upon exercise of options within 60 days of October 13, 2015.
(7)	Includes 17,849 shares issuable upon exercise of options within 60 days of October 13, 2015.
(8)	Includes 22,883 shares issuable upon exercise of options within 60 days of October 13, 2015.
(9)	Based upon a Schedule 13G/A filed on February 17, 2015 by Blue Harbour Group, LP, Blue Harbour Holdings, LLC and Clifton S. Robbins. Blue Harbour Holdings, LLC is the manager of Blue Harbour Group, LP and Clifton S. Robbins is the chief executive officer of Blue Harbour Holdings, LLC.
(10)	Based upon a Schedule 13G/A filed on January 26, 2015.
(11)	Based upon a Schedule 13G/A filed on February 10, 2015.
(12)	Based upon a Schedule 13G filed on June 11, 2015 by Corsair Capital Partners, L.P., Corsair Capital Partners 100, L.P., Corsair Select, L.P., Corsair Select 100, L.P., Corsair Capital Investors, Ltd., Corsair Select Master Fund, Ltd., Corsair Opportunity Fund, Corsair Capital Management, L.P., Jay R. Petschek and Steven Major.
(13)	Based upon a Schedule 13G/A filed on February 17, 2015 by Baron Capital Group, Inc. (“BCG”), BAMCO, Inc., Baron Capital Management, Inc. (“BCM”), Baron Small Cap Fund (“BSC”) and Ronald Baron. BAMCO and BCM are subsidiaries of BCG. BSC is an advisory client of BAMCO. Ronald Baron owns a controlling interest in BCG.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Globe officers and directors and persons who own more than 10% of the Stock to file reports on changes in ownership with the SEC. Such officers, directors and stockholders are required by SEC regulations to furnish us with copies of all such reports that they file. Based solely on a review of copies of reports filed with the SEC and written representations by certain officers and directors, we believe that all of our officers, directors and stockholders subject to the reporting requirements of Section 16(a) filed all of their reports on a timely basis during the fiscal year ended June 30, 2015, except for (i) one report on Form 4 that was filed late on behalf of each of Messrs. Bradley, Kestenbaum and Lebowitz, reporting two exempt transactions for Messrs. Bradley and Kestenbaum and one exempt transaction for Mr. Lebowitz in connection with annual officer stock awards; (ii) one report on Form 4 that was filed late on behalf of each of Messrs. Barger, Eizenstat, Lavin and Crocker, each reporting two exempt transaction in connection with the annual directors awards; and (iii) one report on Form 4 that was filed late on behalf of each of Messrs. Bradley, Kestenbaum and Ragan, each reporting one exempt transaction in connection with the annual officers awards. In addition, one report on Form 4 was filed late on behalf of Mr. Lavin, reporting a sale.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

The following is a description of the transactions we have engaged in since the beginning of our fiscal year ended June 30, 2015, with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates.

We have entered into agreements with Marco International, an affiliate of Mr. Kestenbaum, to sell ferrosilicon and calcium silicon powder. Net sales to Marco International of these products were $778,000 and $176,000, respectively, for the year ended June 30, 2015. At June 30, 2015, receivables from Marco International under these agreements totaled $71,000 and $176,000, respectively. We also have entered into agreements with Marco International to purchase carbon electrodes and rare earth materials. For the year ended June 30, 2015, Marco International billed Globe $19,573,000 and $826,000 under these agreements. At June 30, 2015, payables to Marco International under these agreements totaled $951,000 and $148,000, respectively.

We believe that all of the transactions above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. Pursuant to the Company’s policies, including Code of Business Conduct and Ethics for the Directors, Officers and Employees, each of the above-referenced relationships and related transactions was subject to the prior consideration and approval of the Board, including a majority vote of the disinterested directors. We intend that all future transactions with related parties will be approved by a majority of the Board, including a majority of the disinterested directors, and will continue to be on terms no less favorable to us than could be obtained from unaffiliated third parties.

There is no family relationship between any director or executive officer of Globe and any other director or executive officer of Globe.

There are currently six Board members. Except for Mr. Kestenbaum who serves as our Executive Chairman and Chief Executive Officer, all of our current directors are “independent” as defined by the applicable rules of The NASDAQ Stock Market, Inc. (“NASDAQ”). In addition, Messrs. Barger, Crockett and Lavin are “independent directors” as defined by Securities Exchange Act Rule 10A-3 pertaining to Audit Committee members. The independent directors regularly meet without Mr. Kestenbaum in attendance.

The Board has an Audit Committee, a Compensation Committee and a Nominating Committee. The members of the Board committees are identified in the following table.

Board Committees and Membership

Director	Audit Committee	Compensation Committee	Nominating Committee
Donald G. Barger, Jr.	Chair	Chair
Stuart E. Eizenstat		X	Chair
Franklin L. Lavin	X		X
Bruce L. Crockett	X
Alan R. Schriber		X

Each of the members of our Audit Committee satisfies independence standards promulgated by the Securities and Exchange Commission (“SEC”) and by NASDAQ, as such standards apply specifically to members of audit committees. The Board has determined that Mr. Barger and Mr. Crockett meet the SEC’s qualifications to be an “audit committee financial expert.” In addition, members of the Audit Committee frequently communicate with our financial and accounting staff.

Item 14. Principal Accountant Fees and Services

The following table presents aggregate fees billed to us for the fiscal years ended June 30, 2015 and 2014 for professional services rendered by our principal accountant, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”).

	2015 (1)	2014 (2)
	($ in thousands)
Audit Fees	1,667	1,728
Audit-Related Fees	576	36
Tax Fees	1,049	269
All Other Fees	-	-
Total Fees	3,292	2,033

(1) Includes fees related to the Proposed Business Combination.

(2) Excludes audit fees of $118,395 and tax fees of $27,157 billed by the Company’s prior principal accounting firm, KPMG LLP, which was dismissed effective November 26, 2013.

Audit Fees.  Audit fees consisted of fees billed for professional services rendered in connection with the audit and quarterly reviews of our consolidated financial statements as well as the audits of our subsidiaries. For the fiscal year ended June 30, 2015, Audit Fees also include fees billed for issuance of our principal accounting firm's consents included in the registration statements of VeloNewco Limited filed with the Securities and Exchange Commission in connection with the Proposed Business Combination.

Audit-Related Fees.  Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit Fees.” For the fiscal year ended June 30, 2015, Audit Related Fees also include fees billed in connection with the principal accounting firm's review of adjustments to convert the basis of accounting of our financial statements to International Financial Reporting Standards in connection with the Proposed Business Combination .

Tax Fees.  Tax fees consist of tax advice, tax planning and tax compliance services. For the fiscal year ended June 30, 2015, Tax Fees include tax planning and tax advice provided for the Proposed Business Combination.

The Audit Committee of the Board has determined that the provision of the non-audit services described above is compatible with maintaining the independence of Deloitte & Touche LLP.

Policy on Audit Committee pre-approval of audit and permissible non-audit services

All engagements for services by Deloitte & Touche LLP or other independent registered public accountants are subject to prior approval by the Audit Committee; however, de minimis non-audit services may instead be pre-approved in accordance with applicable SEC rules. The Audit Committee approved all services provided by Deloitte & Touche LLP and KPMG LLP for the fiscal years ended June 30, 2015 and June 30, 2014.

Item 15. Exhibits and Financial Statement Schedules

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

Material Contracts

10.1	Output and Supply Agreement, dated as of October 1, 2010, by and among Quebec Silicon Limited Partnership, Becancour Silicon Inc. (succeeded in interest by QSIP Canada ULC) and Dow Corning Corporation. (6)
10.2	Shareholders Agree ment between all the Shareholders of Quebec Silicon General Partner Inc., dated as of October 1, 2010, by and among Becancour Silicon Inc. (succeeded in interest by QSIP Canada ULC), Dow Corning Netherlands, B.V., and Quebec Silicon General Partner Inc. (6)
10.3	Amended and Restated Limited Partnership Agreement dated as of October 1, 2010, by and among Becancour Silicon Inc. (succeeded in interest by QSIP Canada ULC), Dow Corning Canada, Inc., and Quebec Silicon General Partner Inc. (6)
10.4	Voting Agreement, dated as of February 23, 2015, by and between Alan Kestenbaum and Group VM (16)

Management Contracts and Compensatory Plans

10.5	2006 Employee, Director and Consultant Stock Option Plan (1)
10.6	Amendments to 2006 Employee, Director and Consultant Stock Option Plan (8)
10.7	2010 Annual Executive Bonus Plan (9)
10.8	Chief Financial Officer and Chief Legal Officer Annual Bonus Plan (10)
10.9	Framework for the 2011 Annual Executive Long Term Incentive Plan (11)
10.10	2012 Long-Term Incentive Plan (17)
10.11	Employment Agreement, dated January 27, 2011, between GSM and Alan Kestenbaum (11)
10.12	Amendment, dated February 22, 2015, to Employment Agreement, dated January 27, 2011, between GSM and Alan Kestenbaum (18)
10.13	Employment Agreement, dated July 5, 2011, between GSM and Jeff Bradley (12)
10.14	Employment Agreement, dated November 30, 2011, between GSM and Malcolm Appelbaum (4)
10.15	Amended and Restated Director Compensation Plan*
10.16	Executive Deferred Compensation Plan (4)
10.17	Director Deferred Compensation Plan (4)
10.18	2012 Long-Term Incentive Plan (19)
10.19	Employment Agreement, dated May 8, 2013, between GSM and Joseph Ragan (13)
10.20	Separation Agreement, dated March 20, 2013, between GSM and Malcolm Appelbaum (13)
10.21	Employment Agreement, dated July 8, 2013, between GSM and Stephen Lebowitz (13)
10.22	Amendment to Employment Agreement dated August 21, 2013 between GSM and Stephen Lebowitz (5)

21.1	Subsidiaries †

23.1	Consent of Deloitte & Touche LLP †
23.2	Consent of KPMG LLP †

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

95	Mine Safety Disclosure †

101	The following materials from our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to these consolidated financial statements. †

†	Filed with Original Form 10-K.
*	Filed herewith.
1	Incorporated by reference to the exhibit with the same designation filed with the Company’s registration statement on Form S-1 (Registration No. 333-152513) filed on July 25, 2008.
2	Incorporated by reference to the exhibit with the same designation filed with Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-152513) filed on November 4, 2008.
3	Incorporated by reference to exhibit to the Company’s Form 8-K filed on August 21, 2013.
4	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on February 8, 2012.

5	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on November 6, 2013.
6	Incorporated by reference to exhibit to the Company’s Form 10-K filed on August 28, 2012.
7	Incorporated by reference to exhibit to the Company’s Form 8-K filed on June 3, 2011.
8	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on February 11, 2011.
9	Incorporated by reference to exhibit to the Company’s Form 10-K filed on September 28, 2010.
10	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on November 12, 2010.
11	Incorporated by reference to exhibit to the Company’s Form 10-Q filed on May 12, 2011.
12	Incorporated by reference to exhibit to the Company’s Form 10-K filed on August 26, 2011.
13	Incorporated by reference to exhibit to the Company’s Form 10-K filed on August 28, 2013
14	Incorporated by reference to exhibit to the Company’s Form 8-K Filed on May 6, 2015.
15	Incorporated by reference to exhibit to the Company’s Form 8-K Filed on February 23, 2015.
16	Incorporated by reference to exhibit to the Company’s Form 8-K Filed on February 23, 2015.
17	Incorporated by reference to Exhibit B to the Company’s Proxy Statement Filed on October 28, 2011.
18	Incorporated by reference to exhibit to the Company’s Form 8-K Filed on February 23, 2015.
19	Incorporated by reference to exhibit to the Company’s Proxy Statement Filed on October 28, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Globe Specialty Metals, Inc.
(Registrant)

By:	/s/ Joseph Ragan
Joseph Ragan
Chief Financial Officer

October 28, 2015

