Form 10-Q
period 2015-09-30
GLOBE SPECIALTY METALS INC
filed 2015-11-06
CIK 1383571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

Commission File Number 001-34420

Globe Specialty Metals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2055624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Brickell Ave, Suite 3100
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

As of October 27, 2015, the registrant had 73,759,990 shares of common stock outstanding.

Globe Specialty Metals, Inc.

		Page No.
PART I
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22

PART II

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 4.	Mine Safety Disclosure	23
Item 6.	Exhibits	23
SIGNATURES		24
EX-31.1
EX-31.2
EX-32.1 EX-95 EX-101

PART I

Item 1.  Financial Statements

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
September 30, 2015 and June 30, 2015
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	June 30,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$107,126	115,944
Marketable securities	4,461	4,965
Accounts receivable, net of allowance for doubtful accounts of $761
and $778 at September 30, 2015 and June 30, 2015, respectively	46,775	54,815
Inventories	121,710	119,732
Deferred tax assets	6,593	6,385
Prepaid expenses and other current assets	21,321	20,501
Total current assets	307,986	322,342
Property, plant, and equipment, net of accumulated depreciation, depletion and amortization	440,011	454,769
Deferred tax assets	744	790
Goodwill	43,343	43,343
Other intangible assets	477	477
Investments in unconsolidated affiliates	5,973	5,973
Other assets	1,517	1,667
Total assets	$800,051	829,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,324	63,807
Short-term debt	1,883	953
Share-based liabilities	3,002	4,851
Accrued expenses and other current liabilities	43,798	43,687
Total current liabilities	104,007	113,298
Long-term liabilities:
Revolving credit agreements and other long-term debt	100,083	100,095
Deferred tax liabilities	48,183	50,861
Other long-term liabilities	46,077	52,605
Total liabilities	298,350	316,859
Commitments and contingencies (note 9)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 150,000,000 shares; issued, 75,647,059
and 75,637,059 shares at September 30, 2015 and June 30, 2015, respectively	8	8
Additional paid-in capital	405,505	403,413
Retained earnings	79,422	79,332
Accumulated other comprehensive loss	(39,393)	(27,876)
Treasury stock at cost, 1,887,069 and 1,887,069 shares at September 30, 2015
and June 30, 2015, respectively	(29,208)	(29,208)
Total Globe Specialty Metals, Inc. stockholders’ equity	416,334	425,669
Noncontrolling interest	85,367	86,833
Total stockholders’ equity	501,701	512,502
Total liabilities and stockholders’ equity	$800,051	829,361

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statements
Three months ended September 30, 2015 and 2014
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
Net sales	$174,756	206,083
Cost of goods sold	148,391	168,617
Selling, general, and administrative expenses	17,208	15,565
Business interruption insurance recovery	(1,665)	—
Operating income	10,822	21,901
Other income (expense):
Interest income	61	81
Interest expense, net of capitalized interest	(1,021)	(1,243)
Foreign exchange loss	(864)	(905)
Other income	638	575
Income before provision for income taxes	9,636	20,409
Provision for income taxes	3,929	7,845
Net income	5,707	12,564
Loss (income) attributable to noncontrolling interest, net of tax	283	(862)
Net income attributable to Globe Specialty Metals, Inc.	$5,990	11,702
Weighted average shares outstanding:
Basic	73,751	73,754
Diluted	73,860	73,897
Earnings per common share:
Basic	$0.08	0.16
Diluted	0.08	0.16
Cash dividends declared per common share	0.08	0.08

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income
Three months ended September 30, 2015 and 2014
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
Net income	$5,707	12,564
Other comprehensive loss:
Foreign currency translation adjustment	(12,601)	(7,716)
Unrealized loss on available for sale securities, net of tax	(99)	(76)
Total other comprehensive loss	(12,700)	(7,792)
Comprehensive (loss) income	(6,993)	4,772
Comprehensive loss attributable to noncontrolling interest	(1,466)	(3)
Comprehensive (loss) income attributable to Globe Specialty Metals, Inc.	$(5,527)	4,775

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three months ended September 30, 2015 and 2014
(In thousands)
(Unaudited)

	Globe Specialty Metals, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other	Treasury		Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	at Cost	Interest	Equity
Balance at June 30, 2015	75,637	$8	403,413	79,332	(27,876)	(29,208)	86,833	512,502
Share-based compensation	—	—	2,032	—	—	—	—	2,032
Stock option exercises	10	—	60	—	—	—	—	60
Cash dividend	—	—	—	(5,900)	—	—	—	(5,900)
Comprehensive income (loss)	—	—	—	5,990	(11,517)	—	(1,466)	(6,993)
Balance at September 30, 2015	75,647	$8	405,505	79,422	(39,393)	(29,208)	85,367	501,701

Balance at June 30, 2014	75,623	$8	398,685	63,580	(5,912)	(28,966)	85,303	512,698
Share-based compensation	7	—	2,079	—	—	—	—	2,079
Stock option exercises	5	—	57	—	—	—	—	57
Share repurchase	—	—	—	—	—	(242)	—	(242)
Cash dividend	—	—	—	(5,532)	—	—	—	(5,532)
Comprehensive income (loss)	—	—	—	11,702	(6,927)	—	(3)	4,772
Balance at September 30, 2014	75,635	$8	400,821	69,750	(12,839)	(29,208)	85,300	513,832

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Three months ended September 30, 2015 and 2014
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$5,707	12,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,277	11,273
Depletion	199	292
Share-based compensation	2,032	2,079
Unrealized foreign exchange gain	(210)	(300)
Amortization of deferred financing fees	48	46
Deferred taxes	(1,246)	3,170
Loss on disposal of fixed assets	2,172	—
Amortization of customer contract liabilities	—	(1,896)
Accretion	66	60
Changes in operating assets and liabilities:
Accounts receivable, net	6,602	8,505
Inventories	(5,244)	(13,636)
Prepaid expenses and other current assets	(1,227)	2,762
Accounts payable	(6,267)	1,989
Accrued expenses and other current liabilities	(1,950)	(893)
Other	(4,797)	(1,126)
Net cash provided by operating activities	9,162	24,889
Cash flows from investing activities:
Capital expenditures	(13,404)	(16,836)
Proceeds from sale of marketable securities	565	7,005
Net cash used in investing activities	(12,839)	(9,831)
Cash flows from financing activities:
Borrowings of short-term debt	930	—
Payments of short-term debt	—	(14)
Payments under revolving credit agreements and other long-term debt	(12)	—
Dividend payment	(5,900)	(5,532)
Proceeds from stock option exercises	60	57
Purchase of treasury shares	—	(242)
Other financing activities	(598)	(646)
Net cash used in financing activities	(5,520)	(6,377)
Effect of exchange rate changes on cash and cash equivalents	379	(78)
Net (decrease) increase in cash and cash equivalents	(8,818)	8,603
Cash and cash equivalents at beginning of period	115,944	97,792
Cash and cash equivalents at end of period	$107,126	106,395

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$294	526
Cash paid for income taxes, net of refunds totaling $276 and $281, respectively	577	212

See accompanying notes to condensed consolidated financial statements.

GLOBE SPECIALTY METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
Three months ended September 30, 2015 and 2014
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

Proposed Business Combination

On February 23, 2015, the Company, Grupo Villar Mir, S.A.U., a public limited liability company (sociedad anónima) incorporated under the laws of Spain (“Grupo VM”), Grupo FerroAtlántica, S.A.U., a Spanish public limited liability company in the form of a sociedad anónima and wholly owned subsidiary of Grupo VM (“FerroAtlántica”), Ferroglobe PLC, a newly formed UK holding company formerly known as VeloNewco Limited and wholly owned subsidiary of Grupo VM (“Ferroglobe”), and Gordon Merger Sub, Inc., a newly formed Delaware corporation and a direct wholly owned subsidiary of Ferroglobe (“Merger Sub”), entered into a Business Combination Agreement (the “Original Business Combination Agreement”) pursuant to which the parties agreed, subject to the terms and conditions of the Original Business Combination Agreement, to combine the businesses of the Company and FerroAtlántica under Ferroglobe as described below (the “Business Combination”). The Original Business Combination Agreement was amended and restated on May 5, 2015 and was further amended on September 10, 2015. The Original Business Combination Agreement, as so amended and restated, is referred to as the “Business Combination Agreement.”

Transaction Overview

Subject to the terms and conditions of the Business Combination Agreement, Ferroglobe agreed to acquire from Grupo VM all of the issued and outstanding ordinary shares of FerroAtlántica in exchange for an aggregate of 98,078,161 newly issued Ferroglobe Class A ordinary shares (each an “A Ordinary Share”), which will result in FerroAtlántica becoming a wholly owned subsidiary of Ferroglobe (the “Stock Exchange”). After consummation of the Stock Exchange, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Ferroglobe (the “Merger”).

In the Stock Exchange, Grupo VM may be required to pay to Ferroglobe as additional consideration for the A Ordinary Shares an amount in cash, if any, based upon FerroAtlántica’s net debt at closing. In the Merger, each share of common stock of the Company will be converted into the right to receive one Ferroglobe ordinary share (each an “Ordinary Share”). The A Ordinary Shares and the Ordinary Shares will have the same rights, powers and preferences, and vote together as a single class, except for the right of the holders of Ordinary Shares to the R&W Proceeds as described below.

In connection with the transaction, Ferroglobe expects to purchase a buy side representations and warranties insurance policy (the “R&W Policy”) to insure against certain breaches of certain representations and warranties made by FerroAtlántica and Grupo VM in the Business Combination Agreement. Under the terms of the Articles of Association of Ferroglobe (the “Ferroglobe Articles”), if Ferroglobe receives proceeds under the R&W Policy (after deduction of taxes applicable to such proceeds, if any) (the “R&W Proceeds”), Ferroglobe is required to distribute the aggregate R&W Proceeds to the holders of the Ordinary Shares. Each A Ordinary Share automatically converts into one Ordinary Share upon the earlier to occur of: (a) the expiration of the R&W Policy; and (b) its transfer to any person or group which is not Grupo VM, any Grupo VM family member or any affiliate of Grupo VM or a Grupo VM family member.

On September 10, 2015, in connection with the Memorandum of Understanding, the parties to the Business Combination Agreement entered into a First Amendment to Amended and Restated Business Combination Agreement, which provides, among other things, additional governance provisions for the benefit of the Company’s shareholders following completion of the Business Combination.

On September 22, 2015, the Company’s shareholders voted to adopt, and adopted, the Business Combination Agreement.  Completion of the Business Combination pursuant to the Business Combination Agreement remains subject to regulatory approvals and other customary closing conditions.

See note 9 (Commitments and Contingencies) for further information regarding the Business Combination.

(2)             Summary of Significant Accounting Policies

a. Basis of Presentation

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) of the results for the interim periods presented and such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. The year-end balance sheet data was derived from audited financial statements, but does not include all of the information and disclosures required by U.S. GAAP. There have been no material changes to the Company’s significant accounting policies during the three months ended September 30, 2015.

b. Receivables Sale Arrangement

The Company has the option to sell certain accounts receivables up to a cap of $55,000 outstanding at any given time on a non-recourse basis to an unrelated financial institution under a receivables purchase arrangement in the U.S. The Company accounts for this transaction as a sale of receivables, removes receivables sold from its financial statements, and records cash proceeds when received by the Company as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. The receivables are sold at a discount rate of 30 day LIBOR plus 1.25% per annum discounted upfront on the date of purchase. The Company entered into the arrangement in the second quarter of fiscal 2015. The arrangement has a term of twelve months and will be renewed for an additional twelve month period in the absence of written termination notice provided by the Company no later than sixty days prior to the termination date of the arrangement. During the three months ended September 30, 2015, the Company sold $69,060 of receivables under the arrangement and as of September 30, 2015, $36,665 of receivables was outstanding with the financial institution.

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

e. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt this new guidance and management is currently evaluating which transition approach to use. In July 2015, the FASB deferred the required implementation date one year to the first quarter of calendar 2018 but also agreed to allow companies to adopt the standard at the original effective date of 2017. Accordingly, we will adopt this new guidance beginning in fiscal 2019. We are currently evaluating the impact of this guidance on our condensed consolidated results of operations, financial position and cash flows.

In April 2015, the FASB issued an accounting standards update relating to the presentation of debt issuance costs. The accounting update requires companies to present debt issuance costs related to a recognized debt liability presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective beginning fiscal 2017.  In June 2015, the SEC clarified that revolver arrangement costs are not in the scope of the new guidance. The adoption of this guidance is not expected to have a material impact on the Company's condensed consolidated financial statements.

In July 2015, the FASB issued an accounting standards update relating to the measurement of inventory. The accounting update  changes the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory measured using first-in, first-out (FIFO) or average cost. The guidance is effective beginning fiscal 2018. The adoption of this guidance is not expected to have a material impact on the Company's condensed consolidated financial statements.

(3)             Inventories

Inventories comprise the following:

	September 30,	June 30,
	2015	2015
Finished goods	$48,294	46,793
Work in process	6,307	5,120
Raw materials	52,739	53,105
Parts and supplies	14,370	14,714
Total	$121,710	119,732

At September 30, 2015, $109,609 in inventory is valued using the first-in, first-out method and $12,101 using the average cost method. At June 30, 2015, $107,992 in inventory is valued using the first-in, first-out method and $11,740 using the average cost method.

(4)             Property, Plant, and Equipment

Property, plant, and equipment, net, comprise the following:

	September 30,	June 30,
	2015	2015
Land, land improvements, and land use rights	$11,954	12,530
Building and improvements	96,367	97,167
Machinery and equipment	243,340	241,949
Furnaces	221,442	228,423
Mineral reserves	55,843	55,843
Mine development	10,291	10,291
Other	23,352	22,483
Construction in progress	13,591	12,887
Property, plant, and equipment, gross	676,180	681,573
Less accumulated depreciation, depletion and amortization	(236,169)	(226,804)
Property, plant, and equipment, net	$440,011	454,769

Depreciation, depletion and amortization expense for the three months ended September 30, 2015 was $13,476, of which $13,244 is recorded in cost of goods sold and $232 is recorded in selling, general, and administrative expenses, respectively. Depreciation, depletion and amortization expense for the three months ended September 30, 2014 was $11,565, of which $11,322 is recorded in cost of goods sold and $243 is recorded in selling, general, and administrative expenses, respectively.

There was no capitalized interest for the three months ended September 30, 2015 or 2014.

Mineral reserves are recorded at fair value at the date of acquisition. Mineral reserves are included in “Property, plant and equipment, net of accumulated depreciation, depletion and amortization” on the condensed consolidated balance sheets.

(5)             Goodwill and Other Intangibles

Goodwill and other intangibles presented below have been allocated to the Company’s operating segments.

a. Goodwill

Changes in the carrying amount of goodwill, by reportable segment, during the three months ended September 30, 2015 are as follows:

		Globe
	GMI	Metales	Solsil	Other	Total

Goodwill	$34,900	14,313	57,656	7,260	114,129
Accumulated impairment loss	—	(6,000)	(57,656)	(7,130)	(70,786)
Balance at June 30, 2015	34,900	8,313	—	130	43,343

Goodwill	34,900	14,313	57,656	7,260	114,129
Accumulated impairment loss	—	(6,000)	(57,656)	(7,130)	(70,786)
Balance at September 30, 2015	$34,900	8,313	—	130	43,343

b. Other Intangible Assets

There were no changes in the value of the Company’s indefinite lived intangible assets during the three months ended September 30, 2015.

(6)             Debt

a. Short-Term Debt

Short-term debt comprises the following:

		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line
September 30, 2015:
Type debt:
Export financing	$1,828	6.93%	$2,379
Other	55	13.17%	—
Total	$1,883		$2,379

June 30, 2015:
Type debt:
Export financing	$891	7.52%	$2,989
Other	62	12.42%	—
Total	$953		$2,989

Export Financing Agreements – The Company’s Argentine subsidiary maintains various short-term export financing agreements. Generally, these arrangements are for periods ranging between seven and eleven months, and require the Company to pledge as collateral certain export accounts receivable.

b. Revolving Credit Agreements

A summary of the Company’s revolving credit agreements at September 30, 2015 is as follows:

		Weighted
	Outstanding	Average	Unused	Total
	Balance	Interest Rate	Commitment	Commitment
Revolving multi-currency credit facility	$100,000	1.69%	$198,978	300,000

On August 20, 2013, the Company entered into a $300,000 five-year revolving multi-currency credit facility, which includes a $10,000 sublimit for swing line loans and a $25,000 sublimit letter of credit facility. The credit facility refinanced existing debt under the revolving multi-currency credit agreement dated May 31, 2012 and closing costs. The current credit facility provides up to an additional $198,978 of borrowing capacity as of September 30, 2015. At the Company’s election, the credit facility may be increased by an amount up to $150,000 in the aggregate; such increase may be in the form of term loans or increases in the revolving credit line, subject to lender commitments and certain conditions as described in the credit agreement. The agreement contains provisions for adding domestic and foreign subsidiaries of the Company as additional borrowers under the credit facility. The agreement terminates on August 20, 2018 and requires no scheduled prepayments before that date. The Company classifies borrowings under this credit facility as long-term liabilities.

Interest on borrowings under the multi-currency credit facility is payable, at the Company’s election, at either (a) a base rate (the higher of (i) the U.S. federal funds rate plus 0.50% per annum, (ii) the Administrative Agent’s prime rate or (iii) a Eurocurrency Rate for loans with a one month interest period plus 1.00% per annum plus a margin ranging from 0.50% to 1.50% per annum (such margin determined by reference to the leverage ratio set forth in the credit agreement), or (b) the Eurocurrency Rate plus a margin ranging from 1.50% to 2.50% per annum (such margin determined by reference to the leverage ratio set forth in the credit agreement). Certain commitment fees are also payable under the credit agreement. The credit agreement contains various covenants. They include, among others, a maximum net debt to earnings before income tax, depreciation and amortization ratio and a minimum interest coverage ratio. The credit facility is guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). Borrowings under the credit agreement are collateralized by the assets of the Company and the Guarantors, including certain real property, equipment, accounts receivable, inventory and the stock of certain of the Company’s and the Guarantors’ subsidiaries. The Company was in compliance with its financial loan covenants at September 30, 2015.

At September 30, 2015, there was a $100,000 balance outstanding on the revolving multi-currency credit facility. The total commitment outstanding on this credit facility includes $722 outstanding letters of credit associated with landlord guarantees and $300 outstanding letters of credit associated with economic development.

The Company’s subsidiary, Quebec Silicon, entered into a revolving credit agreement dated October 1, 2010, amended on November 23, 2011 and further amended and restated on September 20, 2012, which provides for up to $15,000 Canadian Dollars to fund Quebec Silicon’s working capital requirements. Funding under the revolving credit agreement is available upon request at any time, up to the full amount of the unused credit commitment and subject to continued compliance with the terms of the agreement. Interest on borrowings under the credit agreement is payable at a variable rate of Canadian prime plus 2.00%, payable quarterly. The credit agreement expired on September 20, 2015. As of September 30, 2015, there was no outstanding balance under the facility.

c. Other Long-Term Debt

Other long-term debt comprises the following:

		Weighted
	Outstanding	Average	Unused
	Balance	Interest Rate	Credit Line
Other	$83	19.00%	$—

d. Fair Value of Debt

The recorded carrying values of our debt balances approximate fair value given our debt is at variable rates tied to market indicators.

(7)           Benefit Plans

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

The components of net periodic pension expense for the Company’s defined benefit pension and postretirement plans are as follows:

	Three Months Ended
	September 30,
	2015	2014
Interest cost	$679	720
Service cost	210	236
Expected return on plan assets	(711)	(809)
Amortization of net loss	274	173
Net periodic pension expense	$452	320

The Company expects to make required and discretionary contributions of approximately $1,237 to the defined benefit pension and postretirement plans for the fiscal year ending June 30, 2016, of which $321 has been contributed through September 30, 2015.

(8)           Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted as necessary for quarterly events. In accordance with ASC Topic 740, Income Taxes — Accounting for Income Taxes in Interim Periods, the Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries. The effective tax rates for the three months ended September 30, 2015 and 2014 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the respective periods.

The Company’s effective tax rate for the three months ended September 30, 2015 was a tax expense of 40.8% compared to a tax expense of 38.4% for the three months ended September 30, 2014. The increase in effective tax rate was a result of increased losses in jurisdictions where, due to existing valuation allowances, we were unable to benefit from these losses. The estimated annual effective tax expense rate excluding discrete items is 37.3%.

The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods, and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. During the three months ended September 30, 2015, the Company’s net valuation allowances increased by $972, due to valuation allowances generated by current period net operating losses (NOLs) in foreign jurisdictions where it is more likely than not the NOLs will not be utilized.

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

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results could be materially impacted. There were no material changes in the Company’s uncertain tax positions during the three months ended September 30, 2015.

(9)             Commitments and Contingencies

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

  Litigation Related to the Proposed Business Combination

  On March 23, 2015, a putative class action lawsuit was filed on behalf of the Company’s shareholders (“Company Shareholders”) in the Court of Chancery of the State of Delaware. The action, captioned Fraser v. Globe Specialty Metals, Inc., et al., C.A. No. 10823-VCG, named as defendants the Company, the members of its board of directors, Grupo VM, FerroAtlántica, Merger Sub and Ferroglobe. The complaint alleged, among other things, that the Company directors breached their fiduciary duties by failing to obtain the best price possible for Company Shareholders, that the proposed merger consideration to be received by Company Shareholders is inadequate and significantly undervalued the Company, that the Company directors failed to adequately protect against conflicts of interest in approving the transaction, and that the Business Combination Agreement unfairly deters competitive offers. The complaint also alleged that the Company, Grupo VM, FerroAtlántica, Merger Sub and Ferroglobe aided and abetted these alleged breaches. The action sought to enjoin or rescind the Business Combination, damages, and attorneys’ fees and costs.

 On April 1, 2015, a purported Company Shareholder filed a putative class action lawsuit on behalf of Company Shareholders challenging the Business Combination in the Court of Chancery of the State of Delaware. The action, captioned City of Providence v. Globe Specialty Metals, Inc., et al., C.A. No. 10865-VCG, named as defendants the Company, the members of its board of directors, its Chief Executive Officer, Grupo VM, FerroAtlántica, Merger Sub and Ferroglobe. The complaint alleged, among other things, that the Company’s board of directors and Chief Executive Officer, aided and abetted by Grupo VM, FerroAtlántica, Merger Sub and Ferroglobe, breached their fiduciary duties by entering into the Business Combination for inadequate consideration and that certain provisions in the Business Combination Agreement unfairly deterred a potential alternative transaction. The complaint further alleged, among other things, that the Company’s Executive Chairman and Chief Executive Officer, aided and abetted by Grupo VM, FerroAtlántica, Merger Sub and Ferroglobe, breached their fiduciary duties by negotiating the Business Combination Agreement, and, in the case of the Executive Chairman, by entering into a voting agreement in favor of the Business Combination Agreement, out of self-interest. The action sought to enjoin the Business Combination, to order the board of directors to obtain an alternate transaction, damages, and attorneys’ fees and costs.

 On April 10, 2015, a purported Company Shareholder filed a putative class action lawsuit on behalf of Company Shareholders challenging the Business Combination in the Court of Chancery of the State of Delaware. The action, captioned Int’l Union of Operating Engineers Local 478 Pension Fund v. Globe Specialty Metals, Inc., et al., C.A. No. 10899-VCG, named as defendants the Company, the members of its board of directors, its Chief Executive Officer, Grupo VM, FerroAtlántica, Merger Sub and Ferroglobe. The complaint made identical allegations and sought the same relief sought in City of Providence v. Globe Specialty Metals, Inc., et al., C.A. No. 10865-VCG.

 On April 21, 2015, a purported Company Shareholder filed a putative class action lawsuit on behalf of Company Shareholders challenging the Business Combination in the Court of Chancery of the State of Delaware. The action, captioned Cirillo v. Globe Specialty Metals, Inc., et al., C.A. No. 10929-VCG, named as defendants the Company, its board of directors, Grupo VM, FerroAtlántica, Merger Sub and Ferroglobe. The complaint alleged, among other things, that the Company’s directors, aided and abetted by the Company, Grupo VM, FerroAtlántica, Merger Sub and Ferroglobe, breached their fiduciary duties in agreeing to the Business Combination for inadequate consideration and that certain provisions in the Business Combination Agreement unfairly deterred a potential alternative transaction. The action sought to enjoin or rescind the Business Combination, disclosure of information, damages, and attorneys’ fees and costs.

 On May 4, 2015, the Court of Chancery of the State of Delaware consolidated these four actions under the caption In re Globe Specialty Metals, Inc. Stockholders Litigation, Consolidated C.A. No. 10865-VCG (the “Action”). The Court further designated the complaint filed in C.A. No. 10865-VCG as the operative complaint in the consolidated action. Plaintiffs filed a motion for a preliminary injunction seeking to enjoin the Company from convening a special meeting of Company Shareholders to vote on the proposal to adopt the Business Combination Agreement or consummating the Business Combination. In addition, Plaintiffs filed a motion for expedited proceedings, and supporting brief, in which they requested that the Court schedule a trial in this action before the Company Shareholders vote on the Business Combination. Defendants, including Globe, filed an opposition brief in which they objected to Plaintiffs’ motion for expedited proceedings to the extent it seeks expansive discovery and an expedited trial on the merits in lieu of a preliminary injunction hearing. Subsequently, the parties reached agreement on the scope of expedited discovery.

 On June 15, 2015, Plaintiffs filed an amended consolidated class action complaint, realleging, among other things, that the Company’s board of directors and Chief Executive Officer, aided and abetted by Grupo VM, FerroAtlántica, Merger Sub and Ferroglobe, breached their fiduciary duties by entering into the Business Combination for inadequate consideration and that certain provisions in the Business Combination Agreement unfairly deterred a potential alternative transaction. The amended complaint further alleged that, among other things, the Company’s preliminary proxy statement/prospectus filed with the SEC on May 6, 2015, was materially misleading and incomplete, and that the Company’s board of directors and Chief Executive Officer breached their fiduciary duties by failing to disclose purportedly material information to Company Shareholders in connection with the Business Combination. The amended complaint sought, among other relief, an order enjoining the Defendants from consummating the proposed Business Combination; a declaration that the disclosures contained in the preliminary proxy statement/prospectus are deficient; damages; and attorneys’ fees and costs.  On August 26, 2015, the Court held a hearing on Plaintiffs’ motion for a preliminary injunction.

 On September 10, 2015, the parties to the Action entered into a Memorandum of Understanding (the “MOU”), which outlined the terms of an agreement in principle to settle the Action. Based on the terms of the MOU, the parties to the Action entered into a formal stipulation of settlement (the “Stipulation”) on October 30, 2015.  The Stipulation provides that the settlement is subject to certain conditions, including final court approval of the settlement, final certification of a settlement class, and closing of the Business Combination.  Upon satisfaction of these conditions, a $32.5 million aggregate cash payment will be paid after the closing of the Business Combination by the combined companies on a pro rata basis to the holders of shares of Company common stock (other than the defendants in the Action and certain related persons) as of the close of business on the business day immediately prior to completion of the Business Combination. The Stipulation also provides that the Defendants will implement governance amendments for the benefit of the Company’s shareholders following completion of the Business Combination. Defendants have agreed to pay or cause to be paid such attorneys’ fees and expenses as may be awarded by the court to Plaintiffs’ Counsel for their efforts in prosecuting the Action, as well as the costs of administering the settlement. The Stipulation includes a release of all claims against the Defendants and their advisors relating to or arising from the Action.

 There can be no assurance that the conditions for the settlement will be satisfied and, therefore, that the settlement will be consummated on the terms set forth in the Stipulation.  Accordingly, the possible loss, if any, related to these matters, including any attorneys’ fees and expenses awarded to the Plaintiff’s counsel, is uncertain and cannot be reasonably estimated at this time.

b. Environmental Contingencies

It is the Company’s policy to accrue for costs associated with environmental assessments, remedial efforts, or other environmental liabilities when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. When a liability for environmental remediation is recorded, such amounts will be recorded without giving effect to any possible future recoveries. At September 30, 2015, there are no significant liabilities recorded for environmental contingencies. With respect to the cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred unless there is a long-term monitoring agreement with a governmental agency, in which case a liability is established at the inception of the agreement.

c. Asset Retirement Obligations

As of September 30, 2015 and June 30, 2015, the Company has recorded asset retirement obligation accruals for mine reclamation and preparation plant closure costs totaling $14,187 and $14,764, respectively. There were no assets that were legally restricted for purposes of settling asset retirement obligations at September 30, 2015 or June 30, 2015.

d. Employee Contracts

As of September 30, 2015, there are 106 employees that are covered by union agreements expiring within one year.

e. Contractual Obligations

  The Company has minimum power charges that are enforceable and legally binding, and do not represent total anticipated purchases. Minimum charge requirements expire after providing one year notice of contract cancellation. The Company has outstanding purchase obligations with suppliers for raw materials in the normal course of business. These purchase obligation amounts represent only those items which are based on annual agreements that are enforceable and legally binding, and do not represent total anticipated purchases. The Company’s contractual obligations have not changed materially from June 30, 2015.

(10)             Stockholders’ Equity

Dividend

On August 21, 2015, our Board of Directors approved a quarterly dividend per common share of $0.08 in furtherance of an annual calendar 2015 dividend authorized of $0.32 per common share.   The September 2015 quarterly dividend of $0.08 per share, totaling $5,900, was paid on September 24, 2015 to shareholders of record at the close of business on September 13, 2015.

Treasury Stock

On December 13, 2013, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $75,000 of the Company’s common stock valid through December 31, 2014. The program did not obligate the Company to acquire any particular amount of shares. On November 5, 2014, the Company extended its previously announced stock repurchase program, authorizing the repurchase of up to $45,800 of its common shares through December 31, 2015. During the three months ended September 30, 2015, no shares were repurchased. During the three months ended September 30, 2014, 13,066 shares were repurchased at an aggregated cost of $242.

(11)             Earnings Per Share

Basic earnings per common share are calculated based on the weighted average number of common shares outstanding during the three months ended September 30, 2015 and 2014, respectively. Diluted earnings per common share assumes the exercise of stock options or the vesting of restricted stock grants, provided in each case the effect is dilutive.

The reconciliation of the amounts used to compute basic and diluted earnings per common share for the three months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended
	September 30,
	2015	2014
Basic earnings per share computation
Numerator:
Net income attributable to Globe Specialty Metals, Inc.	$5,990	11,702
Denominator:
Weighted average basic shares outstanding	73,750,649	73,754,164
Basic earnings per common share	$0.08	0.16
Diluted earnings per share computation
Numerator:
Net income attributable to Globe Specialty Metals, Inc.	$5,990	11,702
Denominator:
Weighted average basic shares outstanding	73,750,649	73,754,164
Effect of dilutive securities	109,523	142,548
Weighted average diluted shares outstanding	73,860,172	73,896,712
Diluted earnings per common share	$0.08	0.16

Potential common shares associated with outstanding stock options totaling 103,630 and 178,630 for the three months ended September 30, 2015 and 2014, respectively, were excluded from the calculation of diluted earnings per common share because their effect would be anti-dilutive.

(12)             Share-Based Compensation

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

On August 17, 2012, the Board authorized the Company to offer to amend certain outstanding options representing the right to purchase shares issued to directors, officers and current employees pursuant to the Stock Plan, to permit these options alternatively to be settled for cash or exercised for the issuance of shares, at the election of the option holder. This modification of the outstanding options changed its classification from equity awards to liability awards and the fair value of the liability awards is remeasured at the end of each reporting period through settlement. These outstanding options are excluded from the weighted average diluted shares outstanding calculation in note 11 (Earnings Per Share). The Company believes the outstanding options will be settled in cash.

At September 30, 2015, there were 2,440,521 shares available for grant. All option grants have vesting terms of up to 3 years and maximum contractual terms ranging from 5 to 10 years.  It is the Company’s policy to issue new shares to satisfy the requirements of its share-based compensation plan.  Currently the Company does not expect to repurchase shares in the future to support its share-based compensation plan.

During the three months ended September 30, 2015, no grants were made under the Stock Plan. A summary of the changes in options outstanding under the Stock Plan during the three months ended September 30, 2015 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term in Years	Value
Outstanding as of June 30, 2015	1,589,136	$17.06	1.97	$3,012
Exercised	(10,000)	6.00
Forfeited	(262,500)	18.81
Outstanding as of September 30, 2015	1,316,636	$16.79	1.88	$750

Exercisable as of September 30, 2015	1,171,051	$16.92	1.70	$750

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

During the three months ended September 30, 2015, 135,806 options vested.  There are total vested options of 1,171,051 and 145,585 unvested options outstanding at September 30, 2015.

For the three months ended September 30, 2015 and 2014, pre-tax share-based compensation expense was $144 and $359, respectively.  The expense is reported within selling, general, and administrative expenses.  The $227 liability associated with share-based compensation awards at September 30, 2015 is included in Share-based liabilities.

b. Executive Bonus Plan

In addition to share-based awards issued under the Stock Plan, the Company issues restricted stock units under the Company’s Executive Bonus Plan. The fair value of restricted stock units is based on quoted market prices of the Company’s stock at the end of each reporting period. These restricted stock units proportionally vest over three years, but are not delivered until the end of the third year. The Company will settle these awards by cash transfer, based on the Company’s stock price on the date of transfer. During the three months ended September 30, 2015, there were 135,471 restricted stock units granted, no restricted stock units were exercised, and 67,286 restricted stock units were forfeited. There were 417,052 restricted stock units outstanding as of September 30, 2015. For the three months ended September 30, 2015 and 2014, pre-tax compensation (income) for these restricted stock units was ($876) and ($217), respectively. Of the $2,710 liability associated with these restricted stock units at September 30, 2015, $1,500 is included in Share-based liabilities and $670 is included in Other long-term liabilities.

c. Stock Appreciation Rights

The Company issues cash-settled stock appreciation rights as an additional form of incentivized bonus. Stock appreciation rights vest and become exercisable in one-third increments over three years.  The Company settles all awards by cash transfer, based on the difference between the Company’s stock price on the date of exercise and the date of grant.  The Company estimates the fair value of stock appreciation rights using the Black-Scholes option pricing model. During the three months ended September 30, 2015, there were no stock appreciation rights issued. During the three months ended September 30, 2015, there were 203,963 stock appreciation rights that were exercised and 647,319 stock appreciation rights that were forfeited.  There were 1,163,354 stock appreciation rights outstanding as of September 30, 2015.  For the three months ended September 30, 2015 and 2014, pre-tax compensation (income) expense for these stock appreciation rights was ($2,938) and $75, respectively. The expense is reported within selling, general, and administrative expenses.  Of the $1,270 liability associated with these stock appreciation rights at September 30, 2015, $1,038 is included in share-based liabilities and $232 is included in other long-term liabilities.

d. Unearned Compensation Expense

As of September 30, 2015, the Company has unearned pre-tax compensation expense of $590 and $1,029 related to nonvested equity classified stock options and restricted stock grants, which will be recognized over a weighted average term of 1.13 and 5.13 years, respectively.

(13)             Fair Value Measurements

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

The following table summarizes assets measured at fair value on a recurring basis at September 30, 2015:

	Total	Level 1
Marketable securities	$4,461	4,461
Total assets at fair value	$4,461	4,461

The following table summarizes assets measured at fair value on a recurring basis at June 30, 2015:

	Total	Level 1
Marketable securities	$4,965	4,965
Total assets at fair value	$4,965	4,965

The Company does not have any liabilities that are required to be remeasured at fair value at September 30, 2015 or at June 30, 2015.

Marketable securities primarily consist of corporate bonds for which fair values were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy. During the three months ended September 30, 2015, the Company sold $555 of these bonds for a gain of $10.

See note 6 (Debt) for information regarding the fair value of the Company’s outstanding debt.

(14)             Related Party Transactions

From time to time, the Company enters into transactions in the normal course of business with related parties.

A current and a former member of the board of directors are affiliated with Marco International. During the three months ended September 30, 2015 and 2014, the Company:

•
Entered into agreements with Marco International to purchase carbon electrodes. Purchases under these agreements totaled $379 and $7,210, respectively. At September 30, 2015 and June 30, 2015, payables to Marco International under these agreements totaled $2,101 and $951, respectively.

•
Entered into agreements with Marco International to purchase rare earth minerals. Purchases under these agreements totaled $148 and $344, respectively. At September 30, 2015 and June 30, 2015, payables to Marco International under these agreements totaled $0 and $148, respectively.

•
Entered into an agreement to sell ferrosilicon to Marco International. Net sales were $278 and $213, respectively, under this agreement. At September 30, 2015 and June 30, 2015, receivables from Marco International under this agreement totaled $137 and $71, respectively.

•
Entered into an agreement to sell calcium silicon powder to Marco International. There were no sales under this agreement for the three months ended September 30, 2015 and 2014. At September 30, 2015 and June 30, 2015, receivables from Marco International under this agreement totaled $0 and $176, respectively.

(15)             Operating Segments

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

Each of the Company’s reportable segments distributes its products in both its country of domicile, as well as to other international customers. The following presents the Company’s consolidated net sales by product line:

	Three Months Ended
	September 30,
	2015	2014
Silicon metal	$101,708	110,628
Silicon-based alloys	51,731	69,432
Other	21,317	26,023
Total	$174,756	206,083

a. Segment Data

Summarized financial information for our reportable segments as of and for the three months ended September 30, 2015 and 2014, is shown in the following tables:

	Three Months Ended
	September 30,
	2015
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes	Total Assets
GMI	$164,454	21,437	21,444	637,459
Globe Metales	6,928	(1,680)	(2,057)	64,911
Solsil	—	(1)	8	15,566
Corporate	—	(6,596)	(6,533)	301,737
Other	10,749	(2,804)	(3,691)	86,235
Eliminations	(7,375)	466	465	(305,857)
	$174,756	10,822	9,636	800,051

	Three Months Ended
	September 30,
	2014
	Net Sales	Operating Income (Loss)	Income (Loss) Before Income Taxes
GMI	$193,455	27,518	27,164
Globe Metales	13,275	1,202	963
Solsil	—	(33)	(24)
Corporate	—	(4,734)	(5,353)
Other	4,059	(1,934)	(2,224)
Eliminations	(4,706)	(118)	(117)
	$206,083	21,901	20,409

The accounting policies of our operating segments are the same as those disclosed in note 2 (Summary of Significant Accounting Policies) to our June 30, 2015 financial statements. We evaluate segment performance principally based on operating income (loss).  Intersegment net sales are not material.

b. Geographic Data

Net sales are attributed to geographic regions based upon the location of the selling unit. Net sales by geographic region for the three months ended September 30, 2015 and 2014 consist of the following:

	Three Months Ended
	September 30,
	2015	2014
United States	$137,889	166,255
Argentina	4,512	9,701
Canada	26,565	27,109
China	32	4
Poland	2,359	3,014
South Africa	3,399	—
Total	$174,756	206,083

Long-lived assets by geographical region at September 30, 2015 and June 30, 2015 consist of the following:

	September 30,	June 30,
	2015	2015
United States	$335,909	341,023
Argentina	24,433	24,684
Canada	71,496	73,290
China	12,341	13,293
Poland	758	741
South Africa	38,894	45,558
Total	$483,831	498,589

Long-lived assets consist of property, plant, and equipment, net of accumulated depreciation, depletion and amortization, and goodwill and other intangible assets.

c. Major Customer Data

The following is a summary of the Company’s major customers and their respective percentages of consolidated net sales for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,
	2015	2014
Dow Corning	24%	22%
Momentive Performance Materials	8%	10%
All other customers	68%	68%
Total	100%	100%

Sales to Dow Corning for the three months ended September 30, 2015 and 2014 consist of sales associated with Dow Corning’s 49% ownership interest in WVA Manufacturing, LLC (WVA LLC), and Quebec Silicon Limited Partnership (QSLP).  Sales to Dow Corning are included in the GMI segment.

(16)             Business Interruption Insurance Recovery

For the three months ended September 30, 2015, the Company recorded and received business interruption recovery payments totaling $1,665 related to furnace downtime as a result of a transformer failure at one of our U.S. production facilities, which occurred in January 2014.

(17)             Subsequent Events

On November 4, 2015, the Company’s board of directors approved the quarterly payment of the annual dividend of $0.32 per common share. A quarterly dividend of $0.08 per share will be payable on December 23, 2015 to shareholders of record at the close of business on December 9, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve assumptions, risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in the “Risk Factors” section of our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q . We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Introduction

We are one of the leading manufacturers of silicon metal and silicon-based alloys. As of September 30, 2015, we owned and operated eight principal manufacturing facilities, in two primary operating segments: GMI, our North American operations and, Globe Metales, our Argentine operations.

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

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are pertinent non-GAAP financial metrics we utilize to measure our success and are included in our quarterly press releases. These financial metrics are used to provide supplemental measures of our performance which we believe are important because they eliminate items that have less bearing on our current and future operating performance and highlights trends in our core business that may not otherwise be apparent when relying solely on GAAP financial measures. Reconciliations of these measures to the comparable GAAP financial measures are provided below.

	Three Months Ended
	September 30,
	2015	2014
	(Dollars in thousands)
Net income	$5,707	12,564
Provision for income taxes	3,929	7,845
Net interest expense	960	1,162
Depreciation, depletion, amortization and accretion	13,542	11,625
EBITDA	$24,138	33,196

	Three Months Ended
	September 30,
	2015	2014
	(Dollars in thousands)
EBITDA	$24,138	33,196
Business interruption	(3,780)	1,453
Transaction and due diligence expenses	7,084	483
Siltech idling/start-up costs	1,302	1,882
Remeasurement of stock option liability	(5,099)	(2,405)
Quebec Silicon plant upgrades	2,165	—
Adjusted EBITDA	$25,810	34,609

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not rely upon them or consider them in isolation or as a substitute for GAAP measures, such as net income and other consolidated income or other cash flows statement data prepared in accordance with GAAP. In addition, these non-GAAP measures may not be comparable to other similarly titled measures of other companies. Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business.

Overview and Recent Developments

Growth in global customer demand has slowed during calendar year 2015 for silicon metal and silicon-based alloys causing global tons shipped to sharply decline from fourth quarter of fiscal year 2015.  We are still experiencing silicon demand from the chemical, automotive and solar customers.  The sales mix remained the same in the first quarter of fiscal year 2016 compared to the fourth quarter of fiscal year 2015, with the sales of silicon metal contributing 57% to the total sales.  As customer demand shifts between silicon-based alloys and silicon metal, we are prepared to promptly switch furnaces at a U.S. plant between products to meet our customer needs.

Since the beginning of calendar year 2015, silicon metal and silicon-based alloys pricing have been declining due to increased low-priced U.S. imports and global demand has not been strong enough to absorb the surplus supply built up over calendar year 2014.  Globe’s fixed price contracts were negotiated in November 2014 for the 2015 calendar year; therefore, we were less affected by the price declines in the first quarter fiscal year 2016, than the market as a whole.  However, we continue to have exposure with our contracts that are index-linked and spot priced.

Net sales for the first quarter of fiscal year 2016 decreased $27,265,000 or 14% from the immediately preceding quarter as a result of a 12% decrease in metric tons shipped, a 3% decrease in silicon metal and silicon-based alloy pricing,  and a 5% decrease in silica fume and other products revenue. Silicon metal volumes decreased 8% and silicon-based alloys volumes decreased 16%.  Silicon metal prices decreased 5% and silicon-based alloys prices decreased 3% in the first quarter of fiscal year 2016 compared to the fourth quarter of fiscal year 2015.

Our South African facility (Siltech) remains temporarily idled until demand for silicon-based alloys returns to levels that warrant production to resume.  We continue to review strategic alternatives for the Siltech facility including, but not limited to, marketing the facility for potential sale.

Proposed Business Combination

On February 23, 2015, the Company, Grupo Villar Mir, S.A.U., a public limited liability company (sociedad anónima) incorporated under the laws of Spain (“Grupo VM”), Grupo FerroAtlántica, S.A.U., a Spanish public limited liability company in the form of a sociedad anónima and wholly owned subsidiary of Grupo VM (“FerroAtlántica”), Ferroglobe PLC, a newly formed UK holding company formerly known as VeloNewco Limited and wholly owned subsidiary of Grupo VM (“Ferroglobe”), and Gordon Merger Sub, Inc., a newly formed Delaware corporation and a direct wholly owned subsidiary of Ferroglobe (“Merger Sub”), entered into a Business Combination Agreement (the “Original Business Combination Agreement”) pursuant to which the parties agreed, subject to the terms and conditions of the Original Business Combination Agreement, to combine the businesses of the Company and FerroAtlántica under Ferroglobe as described below (the “Business Combination”). The Original Business Combination Agreement was amended and restated on May 5, 2015 and was further amended on September 10, 2015. The Original Business Combination Agreement, as so amended and restated, is referred to as the “Business Combination Agreement.”

Transaction Overview

Subject to the terms and conditions of the Business Combination Agreement, Ferroglobe agreed to acquire from Grupo VM all of the issued and outstanding ordinary shares of FerroAtlántica in exchange for an aggregate of 98,078,161 newly issued Ferroglobe Class A ordinary shares (each an “A Ordinary Share”), which will result in FerroAtlántica becoming a wholly owned subsidiary of Ferroglobe (the “Stock Exchange”). After consummation of the Stock Exchange, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Ferroglobe (the “Merger”).

In the Stock Exchange, Grupo VM may be required to pay to Ferroglobe as additional consideration for the A Ordinary Shares an amount in cash, if any, based upon FerroAtlántica’s net debt at closing. In the Merger, each share of common stock of the Company will be converted into the right to receive one Ferroglobe ordinary share (each an “Ordinary Share”). The A Ordinary Shares and the Ordinary Shares will have the same rights, powers and preferences, and vote together as a single class, except for the right of the holders of Ordinary Shares to the R&W Proceeds as described below.

In connection with the transaction, Ferroglobe expects to purchase a buy side representations and warranties insurance policy (the “R&W Policy”) to insure against certain breaches of certain representations and warranties made by FerroAtlántica and Grupo VM in the Business Combination Agreement. Under the terms of the Articles of Association of Ferroglobe (the “Ferroglobe Articles”), if Ferroglobe receives proceeds under the R&W Policy (after deduction of taxes applicable to such proceeds, if any) (the “R&W Proceeds”), Ferroglobe is required to distribute the aggregate R&W Proceeds to the holders of the Ordinary Shares. Each A Ordinary Share automatically converts into one Ordinary Share upon the earlier to occur of: (a) the expiration of the R&W Policy; and (b) its transfer to any person or group which is not Grupo VM, any Grupo VM family member or any affiliate of Grupo VM or a Grupo VM family member.

On September 10, 2015, in connection with the Memorandum of Understanding, the parties to the Business Combination Agreement entered into a First Amendment to Amended and Restated Business Combination Agreement, which provides, among other things, additional governance provisions for the benefit of the Company’s shareholders following completion of the Business Combination.

On September 22, 2015, the Company’s shareholders voted to adopt, and adopted, the Business Combination Agreement.  Completion of the Business Combination pursuant to the Business Combination Agreement remains subject to regulatory approvals and other customary closing conditions.

Outlook

We expect silicon consumption to rebound over the next two years supported by economic growth, growth in solar-related silicon consumption, and the use of aluminum in automotive applications as a result of more stringent fuel economy standards.

Pricing for silicon metal and silicon-based alloys has been declining, since the beginning of the 2015 calendar year due to globally available capacity and increasing competition.  Our fixed price contracts will be negotiated in December 2015 for the 2016 calendar year.  These new contracts will not be signed at the market pricing that was prevalent last year.  However, anticipating pricing to level off during calendar year 2016, we are limiting our exposure to lower than market pricing next year by negotiating the majority of our contracts with adjusted index pricing and implementing pricing floor limits to help protect against further price declines.

In the first quarter of fiscal year 2016 we experienced lower production costs due to less raw material quality issues and reducing maintenance and furnace downtime.  With maintenance outages scheduled at two of our U.S. facilities in the second quarter of fiscal 2016, compared to six facilities in the first quarter of fiscal year 2015, we anticipate further reductions in production costs and higher operational efficiency.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, known or expected trends and other factors that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates. Our critical accounting policies have not significantly changed from those discussed in “Part II — Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

Results of Operations

GSM Three Months Ended September 30, 2015 vs. 2014

Consolidated Operations:

	Three Months Ended
	September 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$174,756	206,083	(31,327)	(15.2%)
Cost of goods sold	148,391	168,617	(20,226)	(12.0%)
Selling, general and administrative expenses	17,208	15,565	1,643	10.6%
Business interruption insurance recovery	(1,665)	—	(1,665)	NA
Operating income	10,822	21,901	(11,079)	(50.6%)
Interest expense, net	(960)	(1,162)	202	(17.4%)
Other loss	(226)	(330)	104	(31.5%)
Income before provision for income taxes	9,636	20,409	(10,773)	(52.8%)
Provision for income taxes	3,929	7,845	(3,916)	(49.9%)
Net income	5,707	12,564	(6,857)	(54.6%)
Loss (income) attributable to noncontrolling interest, net of tax	283	(862)	1,145	(132.8%)
Net income attributable to Globe Specialty Metals, Inc.	$5,990	11,702	(5,712)	(48.8%)

Net Sales:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Net Sales			Net Sales
	$ (in 000s)	MT	$/MT	$ (in 000s)	MT	$/MT
Silicon metal	$101,708	36,525	$2,785	$110,628	39,416	$2,807
Silicon-based alloys	51,731	27,282	1,896	69,432	33,900	2,048
Silicon metal and silicon-based alloys	153,439	63,807	2,405	180,060	73,316	2,456
Silica fume and other	21,317			26,023
Total net sales	$174,756			$206,083

Net sales decreased $31,327,000 or 15% from the prior year to $174,756,000 primarily as a result of a 2% decrease in average selling prices and a 13% decrease in metric tons sold.  The decrease in sales volume was driven by a 7% decrease in silicon metal tons sold and a 20% decrease in silicon-based alloys tons sold, resulting in a decrease to net sales of $21,669,000.  Additionally, a 2% decrease in average selling prices resulted in a decrease to net sales of $4,952,000, in addition to a $4,706,000 decrease to net sales of other products. The decrease in silicon metal and silicon-based alloys tons sold is due to increased competition from low priced imports.

The average selling price of silicon metal and silicon-based alloys decreased 1% and 7%, respectively, in first quarter of fiscal year 2016 as compared to the prior year. Silicon metal and silicon-based alloys pricing have been declining due to increased U.S. imports.

Other revenue decreased $4,706,000 in the first quarter primarily due to decreased shipments of fines and by-products.

Cost of Goods Sold:

The $20,226,000 or 12% decrease in cost of goods sold was a result of a 13% decrease in metric tons sold, offset by a 1% increase in cost per ton sold. The increase in cost per ton sold is primarily due to more scheduled maintenance outages and raw material quality issues.

Gross margin represented approximately 15% of net sales in the first quarter of fiscal year 2016, a decrease from 18% of net sales in the prior year. This gross margin degradation was a result of decreased shipments, lower pricing, and higher production costs.

Selling, General and Administrative Expenses:

The increase in selling, general and administrative expenses of $1,643,000 or 11% was primarily due to a $5,582,000 increase in professional fees primarily related to the proposed business combination and a $1,026,000 increase in variable compensation, offset by a $4,059,000 decrease in stock-based compensation and an $862,000 decrease in salaries and benefits.

Business Interruption Insurance Recovery:

The Company recorded and received business interruption recovery payments totaling $1,665,000 related to furnace downtime as a result of a transformer failure at one of our U.S. production facilities, which occurred in January 2014.

Net Interest Expense:

Net interest expense decreased $202,000 in the first quarter of 2016 compared to the prior year comparative period primarily due to a $25,000,000 repayment on the $300,000,000 Revolving Credit Facility during the fiscal third quarter of 2015.

Other Expense:

Other loss decreased $104,000 in the first quarter of fiscal year 2016 as compared to the prior year due to slightly lower foreign exchange rate losses.

Provision for Income Taxes:

Tax provision as a percentage of pre-tax income was approximately 40.8%, or $3,929,000, in the first quarter of fiscal year 2016 and the provision as a percentage of pre-tax income was approximately 38.4% or $7,845,000 in the first quarter of fiscal year 2015. The increase in effective tax rate was a result of increased losses in jurisdictions where, due to existing valuation allowances, we were unable to benefit from these losses.

Segment Operations

GMI

	Three Months Ended
	September 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$164,454	193,455	(29,001)	(15.0%)
Cost of goods sold	135,484	157,914	(22,430)	(14.2%)
Selling, general and administrative expenses	9,198	8,023	1,175	14.6%
Business interruption insurance recovery	(1,665)	—	(1,665)	NA
Operating income	$21,437	27,518	(6,081)	(22.1%)

Net sales decreased $29,001,000 or 15% from the prior year to $164,454,000.  The decrease was primarily attributable to a 15% decrease in tons sold.  Silicon metal volume decreased 7%, and silicon-based alloys volume decreased 25%, due to higher U.S. imports. Silicon metal pricing decreased 1% and silicon-based alloys pricing decreased 2% due to aggressively priced imports.

Cost of goods sold decreased 14% due to a 15% decrease in shipments offset by a 1% increase in the cost per ton sold.  The production costs increased due to raw material quality issues and more scheduled maintenance outages as compared to the first quarter of fiscal year 2015.

Selling, general and administrative expenses increased $1,175,000 or 15% due to a $595,000 increase in miscellaneous professional services and $367,000 increase in variable compensation.

Operating income was positively impacted by a one-time $1,665,000 business interruption insurance recovery related to furnace downtime as a result of a transformer failure at one of our U.S. production facilities, which occurred in January 2014.

Globe Metales

	Three Months Ended
	September 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Net sales	$6,928	13,275	(6,347)	(47.8%)
Cost of goods sold	7,872	11,178	(3,306)	(29.6%)
Selling, general and administrative expenses	736	895	(159)	(17.8%)
Operating (loss) income	$(1,680)	1,202	(2,882)	(239.8%)

Net sales decreased $6,347,000 or 48% from the prior year to $6,928,000.  This decrease was due to a 39% decrease in tons sold along with a 14% decrease in average selling prices.  Overall volume decreased due to insufficient global demand, which corresponded with a decline in average selling prices.

Operating (loss) income decreased $2,882,000 from income of $1,202,000 to a loss of $1,680,000. The loss was driven by the decline in tons shipped due to the idling of the plant in August 2015.

Solsil

	Three Months Ended
	September 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Cost of goods sold	$1	33	(32)	(97.0%)
Operating loss	$(1)	(33)	32	(97.0%)

 Solsil suspended commercial production during fiscal year 2010 as a result of a significant decline in the price of polysilicon and the decline in demand for upgraded metallurgical grade silicon.

Corporate

	Three Months Ended
	September 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
	(Dollars in thousands)
Results of Operations
Selling, general and administrative expenses	$6,596	4,734	1,862	39.3%
Operating loss	$(6,596)	(4,734)	(1,862)	(39.3%)

Operating loss increased $1,862,000 from the prior year to $6,596,000.  Selling, general and administrative expenses increased primarily due to a $5,741,000 increase in legal and due diligence fees related to the proposed business combination and a $700,000 increase in variable compensation, offset by a $4,059,000 decrease in stock-based compensation.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balance, cash flows from operations, and unused commitments under our existing credit facilities. At September 30, 2015, our cash and cash equivalents balance was approximately $107,126,000 and we had $198,978,000 available for borrowing under our existing financing arrangements. We generated cash flows from operations totaling $9,162,000 during the three months ended September 30, 2015.  As of September 30, 2015, the amount of cash and cash equivalents included in the Company’s consolidated cash that was held by foreign subsidiaries was approximately $13,854,000.

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

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Three Months Ended
	September 30,
	2015	2014
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$115,944	97,792
Cash provided by operating activities	9,162	24,889
Cash used in investing activities	(12,839)	(9,831)
Cash used in financing activities	(5,520)	(6,377)
Effect of exchange rate changes on cash and cash equivalents	379	(78)
Cash and cash equivalents at end of period	$107,126	106,395

Operating Activities:

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions.

Net cash provided by operating activities was approximately $9,162,000 and $24,889,000 in the first three months of fiscal year 2016 and 2015, respectively. The $15,727,000 decrease in net cash provided by operating activities was due to a decrease in operating results for the first three months of fiscal year 2016 as compared to the prior year as well as an increase in working capital (primarily accounts payable).

Investing Activities:

Net cash used in investing activities was approximately $12,839,000 and $9,831,000 in the first three months of fiscal year 2016 and 2015, respectively.  The $3,008,000 increase was mostly due to the comparative effect of the $7,005,000 sale of marketable securities in the prior year, partially offset by decreased capital expenditures in fiscal 2016 as the Siltech facility was restarted in the prior year.

Financing Activities:

Net cash used in financing activities was approximately $5,520,000 and $6,377,000 in the first three months of fiscal year 2016 and 2015, respectively. Net cash used for financing activities decreased by approximately $857,000 from the prior year primarily due to borrowings of $930,000 in fiscal 2016.

Exchange Rate Change on Cash:

The effect of exchange rate changes on cash was related to fluctuations in renminbi, Canadian dollars and rand, the functional currency of our Chinese, Canadian and South African subsidiaries.

Commitments and Contractual Obligations

Our commitments and contractual obligations have not changed significantly from those disclosed in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commitments and Contractual Obligations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

 Litigation Related to the Proposed Business Combination

 On March 23, 2015, a putative class action lawsuit was filed on behalf of the Company’s shareholders (“Company Shareholders”) in the Court of Chancery of the State of Delaware. The action, captioned Fraser v. Globe Specialty Metals, Inc., et al., C.A. No. 10823-VCG, named as defendants the Company, the members of its board of directors, Grupo VM, FerroAtlántica, Merger Sub and Ferroglobe. The complaint alleged, among other things, that the Company directors breached their fiduciary duties by failing to obtain the best price possible for Company Shareholders, that the proposed merger consideration to be received by Company Shareholders is inadequate and significantly undervalued the Company, that the Company directors failed to adequately protect against conflicts of interest in approving the transaction, and that the Business Combination Agreement unfairly deters competitive offers. The complaint also alleged that the Company, Grupo VM, FerroAtlántica, Merger Sub and Ferroglobe aided and abetted these alleged breaches. The action sought to enjoin or rescind the Business Combination, damages, and attorneys’ fees and costs.

 On April 1, 2015, a purported Company Shareholder filed a putative class action lawsuit on behalf of Company Shareholders challenging the Business Combination in the Court of Chancery of the State of Delaware. The action, captioned City of Providence v. Globe Specialty Metals, Inc., et al., C.A. No. 10865-VCG, named as defendants the Company, the members of its board of directors, its Chief Executive Officer, Grupo VM, FerroAtlántica, Merger Sub and Ferroglobe. The complaint alleged, among other things, that the Company’s board of directors and Chief Executive Officer, aided and abetted by Grupo VM, FerroAtlántica, Merger Sub and Ferroglobe, breached their fiduciary duties by entering into the Business Combination for inadequate consideration and that certain provisions in the Business Combination Agreement unfairly deterred a potential alternative transaction. The complaint further alleged, among other things, that the Company’s Executive Chairman and Chief Executive Officer, aided and abetted by Grupo VM, FerroAtlántica, Merger Sub and Ferroglobe, breached their fiduciary duties by negotiating the Business Combination Agreement, and, in the case of the Executive Chairman, by entering into a voting agreement in favor of the Business Combination Agreement, out of self-interest. The action sought to enjoin the Business Combination, to order the board of directors to obtain an alternate transaction, damages, and attorneys’ fees and costs.

 On April 10, 2015, a purported Company Shareholder filed a putative class action lawsuit on behalf of Company Shareholders challenging the Business Combination in the Court of Chancery of the State of Delaware. The action, captioned Int’l Union of Operating Engineers Local 478 Pension Fund v. Globe Specialty Metals, Inc., et al., C.A. No. 10899-VCG, named as defendants the Company, the members of its board of directors, its Chief Executive Officer, Grupo VM, FerroAtlántica, Merger Sub and Ferroglobe. The complaint made identical allegations and sought the same relief sought in City of Providence v. Globe Specialty Metals, Inc., et al., C.A. No. 10865-VCG.

 On April 21, 2015, a purported Company Shareholder filed a putative class action lawsuit on behalf of Company Shareholders challenging the Business Combination in the Court of Chancery of the State of Delaware. The action, captioned Cirillo v. Globe Specialty Metals, Inc., et al., C.A. No. 10929-VCG, named as defendants the Company, its board of directors, Grupo VM, FerroAtlántica, Merger Sub and Ferroglobe. The complaint alleged, among other things, that the Company’s directors, aided and abetted by the Company, Grupo VM, FerroAtlántica, Merger Sub and Ferroglobe, breached their fiduciary duties in agreeing to the Business Combination for inadequate consideration and that certain provisions in the Business Combination Agreement unfairly deterred a potential alternative transaction. The action sought to enjoin or rescind the Business Combination, disclosure of information, damages, and attorneys’ fees and costs.

 On May 4, 2015, the Court of Chancery of the State of Delaware consolidated these four actions under the caption In re Globe Specialty Metals, Inc. Stockholders Litigation, Consolidated C.A. No. 10865-VCG (the “Action”). The Court further designated the complaint filed in C.A. No. 10865-VCG as the operative complaint in the consolidated action. Plaintiffs filed a motion for a preliminary injunction seeking to enjoin the Company from convening a special meeting of Company Shareholders to vote on the proposal to adopt the Business Combination Agreement or consummating the Business Combination. In addition, Plaintiffs filed a motion for expedited proceedings, and supporting brief, in which they requested that the Court schedule a trial in this action before the Company Shareholders vote on the Business Combination. Defendants, including Globe, filed an opposition brief in which they objected to Plaintiffs’ motion for expedited proceedings to the extent it seeks expansive discovery and an expedited trial on the merits in lieu of a preliminary injunction hearing. Subsequently, the parties reached agreement on the scope of expedited discovery.

 On June 15, 2015, Plaintiffs filed an amended consolidated class action complaint, realleging, among other things, that the Company’s board of directors and Chief Executive Officer, aided and abetted by Grupo VM, FerroAtlántica, Merger Sub and Ferroglobe, breached their fiduciary duties by entering into the Business Combination for inadequate consideration and that certain provisions in the Business Combination Agreement unfairly deterred a potential alternative transaction. The amended complaint further alleged that, among other things, the Company’s preliminary proxy statement/prospectus filed with the SEC on May 6, 2015, was materially misleading and incomplete, and that the Company’s board of directors and Chief Executive Officer breached their fiduciary duties by failing to disclose purportedly material information to Company Shareholders in connection with the Business Combination. The amended complaint sought, among other relief, an order enjoining the Defendants from consummating the proposed Business Combination; a declaration that the disclosures contained in the preliminary proxy statement/prospectus are deficient; damages; and attorneys’ fees and costs.  On August 26, 2015, the Court held a hearing on Plaintiffs’ motion for a preliminary injunction.

 On September 10, 2015, the parties to the Action entered into a Memorandum of Understanding (the “MOU”), which outlined the terms of an agreement in principle to settle the Action. Based on the terms of the MOU, the parties to the Action entered into a formal stipulation of settlement (the “Stipulation”) on October 30, 2015.  The Stipulation provides that the settlement is subject to certain conditions, including final court approval of the settlement, final certification of a settlement class, and closing of the Business Combination.  Upon satisfaction of these conditions, a $32.5 million aggregate cash payment will be paid after the closing of the Business Combination by the combined companies on a pro rata basis to the holders of shares of Company common stock (other than the defendants in the Action and certain related persons) as of the close of business on the business day immediately prior to completion of the Business Combination. The Stipulation also provides that the Defendants will implement governance amendments for the benefit of the Company’s shareholders following completion of the Business Combination. Defendants have agreed to pay or cause to be paid such attorneys’ fees and expenses as may be awarded by the court to Plaintiffs’ Counsel for their efforts in prosecuting the Action, as well as the costs of administering the settlement. The Stipulation includes a release of all claims against the Defendants and their advisors relating to or arising from the Action.

 There can be no assurance that the conditions for the settlement will be satisfied and, therefore, that the settlement will be consummated on the terms set forth in the Stipulation.  Accordingly, the possible loss, if any, related to these matters, including any attorneys’ fees and expenses awarded to the Plaintiff’s counsel, is uncertain and cannot be reasonably estimated at this time.

Accounting Pronouncements to be Implemented

In May 2014, the Financial Accounting Standards Board issued a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt this new guidance and management is currently evaluating which transition approach to use. In July 2015, the FASB deferred the required implementation date one year to the first quarter of calendar 2018 but also agreed to allow companies to adopt the standard at the original effective date of 2017. Accordingly, we will adopt this new guidance beginning in fiscal 2019. We are currently evaluating the impact of this guidance on our condensed consolidated results of operations, financial position and cash flows.

In April 2015, the FASB issued an accounting standards update relating to the presentation of debt issuance costs. The accounting update requires companies to present debt issuance costs related to a recognized debt liability presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective beginning fiscal 2017. In June 2015, the SEC clarified that revolver arrangement costs are not in the scope of the new guidance. The adoption of this guidance is not expected to have a material impact on the Company's condensed consolidated financial statements.

In July 2015, the FASB issued an accounting standards update relating to the measurement of inventory. The accounting update changes the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory measured using first-in, first-out (FIFO) or average cost. The guidance is effective beginning fiscal 2018. The adoption of this guidance is not expected to have a material impact on the Company's condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks have not changed significantly from those disclosed in “Part II — Item 7A. — Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)) as of September 30, 2015. Based upon that evaluation, our Principal Executive Officers and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

 See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Legal Contingencies - Litigation Related to the Proposed Business Combination.”

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

Item 1A.  Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in “Part I — Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. There have been no material changes in our risks from such description.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During fiscal year 2016, we did not purchase any shares of our common stock in the open market and through block purchases pursuant to a 10b5-1 plan.

Item 4.  Mine Safety Disclosure

 The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulations S-K (17 CFR 229.104) is included in Exhibit 95 to the Quarterly Report.

Item 6.  Exhibits

Exhibit Number	Description of Document
2.1	First Amendment to Amended and Restated Business Combination Agreement, dated September 10, 2015*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
95	Mine Safety Disclosure†
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Income Statements, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) notes to these condensed consolidated financial statements. †

____________

*	Incorporated by reference to exhibit 2.1 to the Form 8-K filed September 11, 2015.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Globe Specialty Metals, Inc.
(Registrant)

By: /s/ Alan Kestenbaum
Alan Kestenbaum
Chief Executive Officer

By: /s/ Joseph Ragan
Joseph Ragan
Chief Financial Officer

November 6, 2015